Form 10-Q/A
period 1996-03-31
ROSS SYSTEMS INC/CA
filed 1996-05-16
CIK 873594

      As filed with the Securities and Exchange Commission on May 16, 1996.
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - Q/A
                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19092

                               ROSS SYSTEMS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                           94-2170198
          ----------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

555 TWIN DOLPHIN DRIVE, REDWOOD CITY, CALIFORNIA                      94065
- - ------------------------------------------------                      -----
   (Address of principal executive offices)                          (Zip code)

                                 (415) 593-2500
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.               YES  X   NO
                                                            ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                                  Outstanding
           Class                                                  May 1, 1996
           -----                                                  -----------
    Common stock, no par value                                    16,932,321
    Series D Preferred Stock, $10,000.00 Stated Value                    125


                           This is page 1 of 11 pages.

                          PART I. FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Three months ended       Nine months ended
                                                           March 31,               March 31,
                                                     --------------------    --------------------
                                                       1996        1995        1996        1995
                                                     -------     --------    -------     --------
Revenues:
      Software product licenses                      $ 6,536     $  3,320    $15,905     $ 15,334
      Consulting and other services                    5,151        5,406     14,428       16,925
      Maintenance                                      6,206        6,171     18,272       18,997
                                                     -------     --------    -------     --------
                   Total revenues                     17,893       14,897     48,605       51,256
                                                     -------     --------    -------     --------
Operating expenses:
      Costs of consulting,
        maintenance and other services                 6,264        6,943     18,904       20,924
      Software product license sales and marketing     4,857        6,370     16,017       20,009
      Product development                              3,505        3,292      9,641        9,382
      General and administrative                       1,828        2,426      5,352        6,007
      Provision for doubtful accounts and returns        191        1,597        352        1,756
      Litigation settlements and expenses                -          4,975        -          4,975
      Amortization of other assets                        97          114        291          635
      Restructuring charges                              -            -          -           (345)
                                                     -------     --------    -------     --------
                   Total operating expenses           16,742       25,717     50,557       63,343
                                                     -------     --------    -------     --------

Operating earnings (loss)                              1,151      (10,820)    (1,952)     (12,087)

      Other income (expense), net                       (313)        (169)      (984)          66
                                                     -------     --------    -------     --------

Earnings (loss) before income taxes                      838      (10,989)    (2,936)     (12,021)

      Income tax expense                                 121          -          140           73
                                                     -------     --------    -------     --------
Net earnings (loss)                                  $   717     $(10,989)   $(3,076)    $(12,094)
                                                     =======     ========    =======     ========

Net earnings (loss) per common  share
    and common equivalent share                      $  0.05     $  (0.80)   $ (0.21)    $  (1.05)
                                                     =======     ========    =======     ========

Common and common equivalent
    shares used in per share computation              15,876       13,718     14,463       11,492
                                                     =======     ========    =======     ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   March 31,      June 30,
                                                                     1996           1995
                                                                     ----           ----
                                     ASSETS

Current assets:
       Cash and cash equivalents                                    $ 3,253        $ 3,628
       Accounts receivable,  less allowance
           for doubtful accounts and returns (Note B)                19,684         22,812
       Notes receivable                                                 -              220
       Prepaids and other current assets                              1,838          2,157
       Income taxes recoverable                                         720          1,071
                                                                    -------        -------
             Total current assets                                    25,495         29,888

Property and equipment (Note C)                                       4,141          5,073
Computer software costs                                              19,393         17,528
Other assets                                                          3,501          2,572
                                                                    -------        -------

             Total assets                                           $52,530        $55,061
                                                                    =======        =======

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Current installments of debt                                 $ 9,046        $ 4,998
       Accounts payable                                               5,847          7,452
       Accrued expenses                                               9,404         16,694
       Deferred revenues                                             12,320         15,841
                                                                    -------        -------
             Total current liabilities                               36,617         44,985
                                                                    -------        -------

Long-term debt, less current installments                                81            228

Shareholders' equity:
       Preferred stock                                                5,122            -
       Common stock                                                  59,930         55,854
       Accumulated deficit                                          (48,596)       (45,520)
       Cumulative translation adjustment                               (624)          (486)
                                                                    -------        -------
             Total shareholders' equity                              15,832          9,848
                                                                    -------        -------

             Total liabilities and shareholders' equity             $52,530        $55,061
                                                                    =======        =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ROSS SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              Nine months ended
                                                                                   March 31,
                                                                            -----------------------
                                                                              1996            1995
                                                                              ----            ----
Cash flows from operating activities:
        Net loss                                                            $(3,076)       $(12,094)
        Adjustments to reconcile net loss to net cash
           used for operating activities:
               Depreciation and amortization of property and equipment        1,485           1,705
               Amortization of computer software costs                        4,298           3,040
               Amortization of other assets                                     291             635
               Change in allowance for doubtful accounts and returns           (519)            317
               Restructuring charges                                            -              (345)
               Gain on sale of assets                                           -              (755)
               Provision for litigation claim                                   -             4,975
               Changes in operating assets and liabilities:
                      Accounts receivable                                     2,545           1,489
                      Prepaids and other current assets                         220            (335)
                      Income taxes recoverable                                  344             551
                      Accounts payable                                       (1,409)            151
                      Accrued expenses                                       (5,418)         (4,178)
                      Income taxes payable                                      -              (171)
                      Deferred revenues                                      (3,372)            228
               Other, net                                                         7              13
                                                                            -------        --------
                      Net cash used for operating activities                 (4,604)         (4,774)
                                                                            -------        --------

Cash flows from investing activities:
        Purchases of property and equipment                                    (704)           (519)
        Computer software costs capitalized                                  (6,163)         (5,523)
        Acquisitions and divestitures                                           220           1,895
        Other                                                                   222             (47)
                                                                            -------        --------
                      Net cash used for investing activities                 (6,425)         (4,194)
                                                                            -------        --------

Cash flows from financing activities:
        Line of credit, capital lease and other debt payments                  (962)         (4,198)
        Line of credit borrowings                                             4,934           1,201
        Proceeds from private equity financings, net                          6,396             -
        Proceeds from issuance of common stock                                  317          11,844
                                                                            -------        --------

                      Net cash provided by financing activities              10,685           8,847
                                                                            -------        --------

Effect of exchange rate changes on cash                                         (31)              5
                                                                            -------        --------

Net cash used during the period                                                (375)           (116)

Cash and cash equivalents at beginning of period                              3,628           4,816
                                                                            -------        --------

Cash and cash equivalents at end of period                                  $ 3,253        $  4,700
                                                                            =======        ========

Noncash investing and financing activities:
        Purchase of assets for common stock                                 $ 1,495        $    -
                                                                            =======        ========

        Acquisition of business for related accounts receivable             $   759        $    -
                                                                            =======        ========

        Settlement of litigation for common stock                           $   990        $    -
                                                                            =======        ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A)       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Ross Systems, Inc. (the "Company") reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of March 31, 1996, and the results of its operations and cash flows for the interim periods presented. Certain reclassifications have been made for consistent presentation. The Company's results of operations for the three and nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

         These unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended June 30, 1995.

B)       Accounts receivable

         As of the dates shown, accounts receivable consisted of the following (in thousands):

                                                              March 31,     June 30,
                                                                1996          1995
                                                               -------      -------
         Trade accounts receivable                             $21,916      $25,592
         Less allowance for doubtful accounts and returns        2,232        2,780
                                                               -------      -------
                                                               $19,684      $22,812
                                                               =======      =======

C)       Property and equipment

         As of the dates shown, property and equipment consisted of the following (in thousands):

                                                             March 31,    June 30,
                                                               1996         1995
                                                             -------      -------
         Computer equipment                                  $11,953      $11,821
         Furniture and fixtures                                3,718        4,086
         Leasehold improvements                                1,612        1,334
                                                             -------      -------
                                                              17,283       17,241
         Less accumulated depreciation and amortization       13,142       12,168
                                                             -------      -------
                                                             $ 4,141      $ 5,073
                                                             =======      =======

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Variability of Quarterly Results

         The Company's software product license revenues can fluctuate from quarter to quarter depending upon, among other things, such factors as overall trends in the United States and international economies, new product introductions by the Company, hardware vendors and other software vendors, and customer buying patterns. Because the Company typically ships software products within a short period after orders are received, and therefore maintains a relatively small backlog, any weakening in customer demand can have an almost immediate adverse impact on revenues and operating results. Moreover, a substantial portion of the revenues for each quarter is attributable to a limited number of sales and tends to be realized in the latter part of the quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause substantial fluctuations in quarterly revenues and operating results. Finally, certain agreements signed during a quarter may not meet the Company's revenue recognition criteria. Consequently, the Company could meet or exceed its internal estimates of aggregate contracting activity, but not be able to meet its internal estimates for revenues. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of specific revenues can cause significant variation in operating results from quarter to quarter.

Equity Financing Transactions

         The Company recently completed two private placements of equity securities. Please refer to "Liquidity and Capital Resources" for a description of these transactions.

RESULTS OF OPERATIONS

Revenues

         Total revenues for the quarter ended March 31, 1996 increased 20% to $17,893,000 from $14,897,000 in the same quarter of fiscal 1995. Software product license revenues were 97% higher than the same quarter of the prior year, consulting and other services revenues were 5% lower than the prior year and maintenance revenues increased over the prior year by 1%. For the nine month period ended March 31, 1996, total revenues decreased 5% to $48,605,000 from $51,256,000 in the same period of fiscal 1995. Software product license revenues increased from the prior year by approximately 4%, consulting and other services revenues declined by 15%, and maintenance revenues decreased by 4%.

         Software product license revenues were $6,536,000 during the quarter, an increase of $3,216,000, or 97%, from the same period in fiscal 1995. North American and Asian software product license revenues increased $3,262,000 and $554,000, respectively, from the same quarter in fiscal 1995, while European software product license revenues declined by approximately $600,000, or 36%, from the same period of fiscal 1995. Software product license revenues for the third quarter of fiscal 1996 included one large contract that contributed significantly to the growth in North America. The Company's client/server, open systems and fourth generation language ("4GL") products represented approximately 99% of total software product license revenues for the quarter ended March 31, 1996, compared with 81% for the same quarter in fiscal 1995. The Company experienced growth in software product license revenues from each of its client/server open system product suites. The Renaissance CS Financial and Manufacturing product suites represented approximately 76% of the quarter's software product license revenues. For the nine month period ended March 31, 1996, software product license revenues increased by $571,000 from the prior year. This increase in software product license revenues consisted of (i) an increase in North American software product license revenues of $1,226,000, or 13%, (ii) an increase in Asian software product license revenues of $676,000, or 154%, and (iii) a decrease in European software product license revenues of $1,331,000, or 24%. For the nine month period ended March 31, 1996, the Company's client/server, open systems and 4GL products represented approximately 95% of total software product license revenues, compared with 87% for the same period in fiscal 1995.

         For the third quarter of fiscal 1996, consulting and other services revenues decreased 5% to $5,151,000 from $5,406,000 in the same period of fiscal 1995. For the quarter, North American consulting and other services revenues decreased by $233,000, or 7%, while European consulting and other services revenues decreased $22,000. For the nine month period ended March 31, 1996, consulting and other services revenues decreased 15%, or $2,497,000, from the same period of the prior year. On a pro forma basis, after excluding revenues associated with the PRO/FIT product line, which the Company sold on September 30, 1994, consulting and other services revenues decreased by 10% during the nine month period.

         Maintenance revenues for the third quarter of fiscal 1996 increased by 1% to $6,206,000 from $6,171,000 in the third quarter of fiscal 1995. For the nine month period ended March 31, 1996, maintenance revenues decreased $725,000, or 4%, from fiscal 1995 results. On a pro forma basis, after excluding PRO/FIT revenues, maintenance revenues decreased by 2% during the nine month period.

         International revenues as a percentage of total revenues decreased to 35% in the third quarter of fiscal 1996 from 45% in the same quarter last year. For the nine month period ended March 31, 1996, international revenues represented 39% of total revenues, as compared to 37% for the same period in fiscal 1995.

Operating Expenses

         Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, product documentation, packaging and associated manufacturing costs, and other costs of sales. Costs of consulting, maintenance and other services decreased by 10% to $6,264,000 in the third quarter of fiscal 1996, as compared to $6,943,000 in 1995. The majority of the decrease resulted from a reduction in personnel-related expenses of $561,000, travel expenses of $106,000 and various other cost of revenues decreases, partially offset by increases in costs related to outside consultants of approximately $175,000. The Company uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. For the nine months ended March 31, 1996, costs of consulting, maintenance and other services decreased 10% to $18,904,000 from $20,924,000 in the same period of 1995. On a pro forma basis, after excluding results of the PRO/FIT division, costs of consulting, maintenance and other services decreased 6%, or $1,165,000, from the same period of the prior year. Decreases for the nine months ended March 31, 1996 resulted from decreases in personnel-related expenses of approximately $1,155,000 from the same period of the prior year and facilities related expenses of approximately $270,000. These decreases were partially offset by increases in outside consulting expenses during the nine months ended March 31, 1996 and approximately $457,000 of prior year cost transfers related to consulting personnel who were temporarily working in the sales organization. There were no similar cost transfers between the two organizations during fiscal 1996. The Company's gross profit margin resulting from consulting, maintenance and other services revenues for the third quarter of fiscal 1996 was 45%, up from 40% in the same quarter of fiscal 1995. For the nine months ended March 31, 1996, the margin was 42% as compared to 42% for the same period of 1995. The improvement in the gross profit margin for the third quarter was primarily due to the previously discussed expense reductions partially offset by declines in consulting and other services revenue. The unchanged gross profit margin for the nine month period was a result of a decline in consulting and other services revenues, principally as a result of the sale of the PRO/FIT division in the first quarter of fiscal 1995, offset by the declines in consulting and other services expenses discussed above.

         Software product license sales and marketing expenses for the quarter decreased by 24% to $4,857,000 from $6,370,000 in fiscal 1995. For the nine months ended March 31, 1996, software product license sales and marketing expenses decreased 20% to $16,017,000 from $20,009,000 in fiscal 1995. For the three and nine month periods ended March 31, 1996, the Company reduced personnel-related expenses, marketing programs and travel expenses from prior year levels. Also included in the nine month results for fiscal 1995 was approximately $457,000 of cost transfers related to consulting personnel temporarily working in the sales organization. No such cost transfers were made during fiscal 1996. The Company's gross profit margin resulting from software product license revenues for the third quarter of fiscal 1996 was 26%, up from
(92)% in the same quarter of fiscal 1995. For the nine months ended March 31, 1996, the margin was (1)% as compared to (30)% for the same period of fiscal 1995. Increases in software product license revenues during the three and nine month periods, and the expense reductions discussed above, resulted in the improved margins for both periods.


         Product development expenses increased by 6%, to $3,505,000, in the third quarter of fiscal 1996 from $3,292,000 in the same quarter of the prior year. For the nine month period ended March 31, 1996, these expenses increased 3%, or $259,000 from the same period of fiscal 1995. The following table summarizes product development expenditures (in thousands):


                                                        Three months ended                 Nine months ended
                                                              March 31,                         March 31,

                                                        1996             1995             1996              1995
                                                        ----             ----             ----              ----

      Expenses                                         $  3,505         $  3,292         $  9,641         $  9,382
      Amortization of previously capitalized
        software development costs                       (1,583)          (1,046)          (4,298)          (3,040)
                                                       --------         --------         --------         --------
      Expenses, net of amortization                       1,922            2,246            5,343            6,342
      Capitalized software development costs              1,958            1,871            6,163            5,523
                                                       --------         --------         --------         --------
      Total expenditures                               $  3,880         $  4,117         $ 11,506         $ 11,865
                                                       ========         ========         ========         ========
      Total expenditures as a
        percent of total revenues                          21.7%            27.6%            23.7%            23.1%
                                                       ========         ========         ========         ========

      Capitalized software, net of amortization,
        as a percent of total expenditures                  9.7%            20.0%            16.2%            20.9%
                                                       ========         ========         ========         ========


         Product development expenditures during fiscal 1996 have been primarily focused on continued enhancements to existing products and developing new products. During the quarter, software development expenditures included amounts attributable to developing new versions of GEMBASE, the Company's fourth generation language, developing new releases of the Renaissance CS Human Resource Series and porting Renaissance CS to operate with additional databases.

         General and administrative expenses for the quarter ended March 31, 1996 decreased by 25%, to $1,828,000 from $2,426,000 in the prior year. For the nine month period, general and administrative expenses decreased by 11%, from $6,007,000 to $5,352,000. The major causes of the decrease in general and administrative expenses during the quarter were: decreases in personnel-related costs, facilities related expenses, legal expenditures and other administrative expenses; partially offset by increased expenses associated with two customer settlements. For the nine month period ended March 31, 1996, the Company experienced the decreases listed above from the same period of the prior year.

         For the three month period ended March 31, 1996, the Company recorded a provision for doubtful accounts and returns of $191,000. The provision consisted of the following components: (a) $215,000 for (i) 20 specific customer accounts receivable which the Company identified as being potentially uncollectible as a result of payment history or possible disputes, and (ii) adjustments to the Company's general provision for uncollectible accounts; (b) credits of $102,000 issued by the Company to 14 customers (these credits are typically issued to resolve disputes regarding (i) consultant billing rates and/or hours billed, or
(ii) applicable distributor royalty rates); and, (c) $(126,000) for three customers related to resolution of other disputes for which the Company had previously established reserves (disputes of this kind typically relate to (i) changes in customer requirements resulting from changes in their business or
(ii) products and services which have not fully met customer expectations).

         For the comparable period in fiscal 1995, the Company recorded a provision for uncollectible accounts of $1,597,000. The provision consisted of the following components: (a) $807,000 for (i) 14 specific customer accounts receivable which the Company identified as being potentially uncollectible as a result of payment history or possible disputes, and (ii) adjustments to the Company's general provision for uncollectible accounts; (b) credits of $209,000 issued by the Company to 28 customers (these credits are typically issued to resolve disputes regarding (i) consultant billing rates and/or hours billed, or
(ii) applicable distributor royalty rates); and, (c) $581,000 for two customers related to resolution of other disputes (disputes of this kind typically relate to (i) changes in customer requirements resulting from changes in their business or (ii) products and services which have not fully met customer expectations).

         Amortization of other assets decreased in the third quarter of fiscal 1996 to $97,000, as compared to $114,000 in the same period last year. For the nine month period, amortization of other assets was $291,000, compared to $635,000 in the same period of the prior year. Amortization related to the purchase of the Company in 1988 and its subsequent acquisitions of other products and companies. Amortization expense has declined as related balances have been fully amortized.

         Expenses for the nine month period ended March 31, 1995 reflect a credit of $345,000 from the reversal of a portion of a previously accrued restructuring charge.

Other Income/(Expense)

         Net other expense was $313,000 for the quarter, as compared to $169,000 in the same quarter of fiscal 1995. For the nine month period ended March 31, 1996, other expense was $984,000 as compared to other income of $66,000 in the same period of the prior year. Fiscal 1996 other expense amounts principally consisted of interest expense.

Included in fiscal 1995 other income was a $755,000 gain on the sale of certain assets related to the Company's PRO/FIT product line, partially offset by interest expense.

Income Tax Expense

         During the third quarter of fiscal 1996, the Company incurred income tax expense of $121,000 as compared to no income tax expense incurred on the third quarter of fiscal 1995 net loss. For the nine months ended March 31, 1996, income tax expense was $140,000 as compared to $73,000 in the same period of the prior year. Income tax expense for fiscal 1996 primarily related to withholding taxes accrued in certain foreign jurisdictions where the Company had no available net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its continuing operations through cash generated from operations, existing cash balances, available credit facilities and funds raised in two private equity financings. At March 31, 1996, the Company had $3,253,000 of cash and cash equivalents and total borrowings of $8,802,000 against a $10,000,000 revolving credit facility. Borrowings under the credit facility are secured by substantially all assets of the Company. During the quarter, the Company received $7 million of cash as a result of the two private equity financings described below.

         On December 29, 1995, the Company entered into a Subscription Agreement with a foreign institutional investor pursuant to which the investor purchased 500,000 shares of the Company's Series A Preferred Stock for an aggregate purchase price of $2 million. In connection with this transaction, the investor granted the Company options (the "Options") to require the investor to purchase shares of the Company's Preferred Stock with an aggregate value of $4 million during the period from and including July 1, 1996 through and including December 30, 1998. The Company has created and reserved 500,000 shares of its Series B Preferred Stock and 500,000 shares of its Series C Preferred Stock for issuance and sale to the investor upon exercise of the Options. In addition, the Company granted the investor a warrant (the "Warrant") to purchase 400,000 shares of the Company's Common Stock at an exercise price of $5.576 per share during the period from and including July 1, 1997 through and including December 29, 2000. Under certain circumstances the holders of the Series A, B and C Preferred Stock may require the Company to redeem their shares at stated value plus dividends accrued at 2% per annum from their original issue. On January 2, 1996, the Company received net cash from the investor of approximately $1,870,000, after payment of placement agent fees and other related offering expenses. The Company has used the proceeds from this transaction to satisfy vendor obligations and to increase working capital. On or about January 26, 1996, the Company was advised by the National Association of Securities Dealers, Inc. (the "NASD") that it would be required to obtain shareholder approval before exercising the Options because of the possibility that the number of shares issued upon conversion of the Series A, B and C Preferred Stock (if converted at a price below the price at which the Series A Preferred stock was sold) could exceed 20% of the Common Stock outstanding on the date of issuance of the Series A Preferred stock, thus triggering the shareholder approval requirement set forth in Part III, Section 6(i)(d) of Schedule D to the By-Laws of the NASD. Accordingly, the Company plans to seek approval to exercise the Options from its shareholders prior to issuing any of the Series B or C Preferred Stock, or to amend the terms of the Options to limit the number of shares of Common Stock issued in connection with the Options.

         In addition, on February 23, 1996, the Company closed a private placement of shares of its Series D Preferred Stock (the "Series D") to a small number of institutional investors (the "Transaction"). The total gross proceeds from the Transaction were $5,000,000. The Series D is convertible into shares of the Company's Common Stock at a conversion price equal to the lower of (i) $2.65, or (ii) 82% of the Market Price prior to the date on which Series D shares are converted into Common Stock. Under the NASD By-Laws, shareholder approval is required prior to the issuance of securities in connection with a private placement which could result in the sale or issuance by the Company "of common stock (or securities convertible into or exercisable for common stock) equal to 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance for less than the greater of book or market value of the stock" (Part III, Section 6 (i)(1)(d) of Schedule D to the NASD By-Laws). In cases where "the delay in securing shareholder approval would seriously jeopardize the financial viability of the enterprise" (Part III, Section 6 (i)(1)(e)), the NASD By-Laws further provide for an exception to the shareholder approval requirement upon application to the NASD. The Company received from the NASD such an exception, which was conditional upon the Audit Committee of the Company's Board of Directors approving the exception and the notification of shareholders of the Company's election not to seek their approval of the Transaction. The Company notified the shareholders of the election not to seek their approval of the transaction on February 13, 1996 and by February 28, 1996, the Company had received approximately $4,575,000 from the Transaction, after payment of placement agent fees and other related offering expenses. The Company has used the proceeds from this transaction to satisfy vendor obligations and to increase working capital.

         The Company believes that funds expected to be generated from future operations, amounts available under the credit facility and funds to be received in the future from the Options, in addition to the funds already received from the two private equity financings described above, should be sufficient to meet the Company's cash requirements for operations and capital expenditures for the foreseeable future. However, in past periods, the Company has not been able to accurately forsee future operating results. A material shortfall in the Company's expected future operating results could have a material adverse effect on its liquidity, financial condition, business and results of operations.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ROSS SYSTEMS, INC.




Date: May 16, 1996                    /s/ JAMES A. WATTS, JR.
                                      ----------------------------------
                                      James A. Watts, Jr.
                                      Vice President, Finance and
                                        Administration and Chief Financial
                                        Officer

                                      (Principal Financial and Accounting
                                      Officer and Duly Authorized Officer)