Form 10-K
period 1996-06-30
ROSS SYSTEMS INC/CA
filed 1996-09-27
CIK 873594

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          COMMISSION FILE NUMBER 0-19092
                             ---------------------

                               ROSS SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                           1100 JOHNSON FERRY ROAD
                                  SUITE 750
                            ATLANTA, GEORGIA 30342                 94-2170198
  CALIFORNIA                    (404) 851-1872                  (I.R.S. Employer
  (State of               (Address and telephone of              Identification
incorporation)           principal executive offices)               Number)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                          NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS              ON WHICH REGISTERED
          --------------------            ----------------------
                  None                             None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, no par value

                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 15, 1996 in the over-the-counter market as reported by NASDAQ, was approximately $89,133,406. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of September 13, 1996, Registrant had outstanding 17,850,511 shares of Common Stock, 500,000 shares of Series C Convertible Preferred Stock and 500,000 shares of Series D Convertible Preferred Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the Proxy Statement for Registrant's 1996 Annual Meeting of Shareholders to be held November 20, 1996 are incorporated by reference in Part III of this Form 10-K Report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          THIS IS PAGE 1 OF 43 PAGES.

                         INDEX TO EXHIBITS ON PAGE 22.

                               ROSS SYSTEMS, INC.

                           ANNUAL REPORT ON FORM 10-K

                            YEAR ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                         -------------

PART I

  Item 1.     Business.................................................................................            1

  Item 2.     Properties...............................................................................            5

  Item 3.     Legal Proceedings........................................................................            5

  Item 4.     Submission of Matters to a Vote of Security Holders......................................            6

PART II

  Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters....................            7

  Item 6.     Selected Financial Data..................................................................            8

  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations....            9

  Item 8.     Financial Statements and Supplementary Data..............................................           17

  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....           17

PART III

  Item 10.    Directors and Executive Officers of the Registrant.......................................           18

  Item 11.    Executive Compensation...................................................................           19

  Item 12.    Security Ownership of Certain Beneficial Owners and Management...........................           19

  Item 13.    Certain Relationships and Related Transactions...........................................           19

PART IV

  Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................           20

SIGNATURES.............................................................................................           21

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Ross Systems, Inc. (the "Company") is a supplier of enterprise-wide business systems and related services to companies installing open systems/client-server software products. Customers include medium-sized companies upgrading internal systems to improve the availability of timely and accurate information, as well as divisions of larger companies. The Company licenses its products to customers through a direct sales force and distributors. As of June 30, 1996, the Company has licensed approximately 11,500 software products to over 2,800 customers worldwide.

PRODUCTS

    The Company markets a broad range of sophisticated business application software that addresses the financial, manufacturing, maintenance, distribution and human resource needs of businesses, governments, non-profit agencies and other information-intensive organizations. The Company's software product license fees are based on the modules licensed, the processor size and the number of concurrent users supported by the hardware on which the modules operate.

    GENERAL BUSINESS AND MANUFACTURING PRODUCTS

    The Company has developed a series of products designed for open systems/client-server environments which allows users to access and manipulate data, previously confined to centralized computer operations, from their desktop personal computers. These products incorporate an integrated, modular, on-line, feature-rich and user-friendly operating environment. The integration of these products allows the sharing of data between applications and a common user interface. User-friendly features include the "point-and-click" selection of information. The Company's open systems/client-server applications are fully functional in a relational database management system ("RDBMS") environment that provides for a high degree of data availability and integrity. Additionally, because the Company's Renaissance CS financial, manufacturing and distribution applications were developed with the GEMBASE fourth generation language ("4GL"), they are easily modified and expanded.

    The Renaissance CS Financial Series combines these new technologies with the well-proven feature set found in the Company's traditional, award winning Renaissance products.

    The Company offers a comprehensive Enterprise Resource Planning solution including financials, manufacturing, distribution, maintenance and human resources. In addition, the Company has delivered functionality specifically tailored to the unique requirements of process manufacturers including food, consumer packaged goods, pharmaceutical and biotech, chemical, primary metals, and pulp and paper companies, which previously had to adapt systems from the discrete manufacturing sector.

    GEMBASE is a programming environment that delivers a central data dictionary, complete screen painting, editing and debugging capabilities, and links to several popular RDBMSs. GEMBASE itself is written in the C programming language to facilitate portability across multiple hardware and RDBMS platforms. Because the Renaissance CS financial, manufacturing, maintenance and distribution products were developed in GEMBASE, customers can easily customize their own applications.

    During fiscal 1996, the Company introduced the Strategic Application Modeler, a powerful strategic management tool that helps companies define and map their business processes, speed the implementation of their application software systems and manage those applications throughout their life cycle.

    The Company's Renaissance CS Human Resource Series is a comprehensive human resource management system including payroll processing. The client component has a native windows graphical user interface, including the use of customizable toolbars. The server processing is COBOL based, to meet the heavy batch processing requirements of payroll.

    The Renaissance CS server applications run on Digital Equipment Corporation ("DEC") VMS, Open VMS and Digital UNIX operating systems, Hewlett Packard Company ("HP") MPE/iX, and HP's HP-UX, and International Business Machines Corporation ("IBM") AIX versions of UNIX. Renaissance CS currently supports three RDBMSs, Oracle Systems Corporation's ("Oracle") Oracle and Rdb and Sybase, Inc's ("Sybase") SQL Server.

    The Company's client components have the total "look and feel" of Microsoft Windows PC applications, complete with scroll bars, buttons, pop-up menus, dialog boxes and dynamic data exchange links to popular spreadsheets and word processors. Although the Renaissance CS architecture will enable customers to capitalize on the power of the PC, the Company believes that its ability to continue to support "dumb" terminals will prove popular among customers who are not yet ready to replace existing terminals with high-powered, new machines.

    The Company's traditional Renaissance line of general business accounting applications are feature-rich and well-integrated and were developed in the COBOL programming language to work primarily with the DEC VMS operating system and RMS file system. The Company has continued to enhance these applications to serve existing customers. The Company will continue to market the traditional Renaissance products to its installed base of customers, as well as to accounts that want to operate exclusively in a DEC proprietary environment. To provide a long-term growth path for traditional Renaissance customers, the Company now offers them the ability to upgrade to its new products. Also, during fiscal 1996, the Company released a migration product ("Classic Plus") which allows traditional Renaissance customers to use the Company's client/server applications while maintaining their traditional Renaissance general ledger and management reports. Classic Plus is designed to allow the Company's customers to migrate to full client/ server computing at their own pace.

    OTHER PRODUCTS

    The Company resells complementary software products licensed from third parties, including a program module for custom reporting of information maintained by the Company's programs (Crossview Plus), systems management software, and certain DEC software products. Additionally, the Company has entered into agreements which enable it to resell Oracle, Rdb and Sybase RDBMS products, and other products that are sublicensed to end users in conjunction with certain of the Company's open systems/ client-server products. License revenues from the products described in this paragraph constituted less than 10% of total software product license revenues in fiscal 1996.

SERVICES

    The Company's services operation plays a critical role in its open systems/client-server initiative. Complementing the Company's family of software products is a broad selection of client services. Services provided by the Company fall into two broad categories, Professional Services and Client Support.

    PROFESSIONAL SERVICES

    The Company's Professional Services organizations provide business application experience, technical expertise and product knowledge to complement its products and to provide solutions to clients' business requirements. The major types of services provided include the following:

    MANAGEMENT CONSULTING involves in-depth analysis of the client's specific needs and the preparation of detailed plans that list step-by-step actions and procedures necessary to achieve a timely and successful implementation of the Company's software products. Management Consulting services are generally offered on a time and materials basis.

    TECHNICAL CONSULTING involves evaluating and managing the client's needs by supplying custom systems, custom interfaces, data conversions, and system conversions. These consultants participate in a wide range of activities, including requirements definition, and software design, development and implementation. These consultants also provide advanced technology services focused on networking, and database administration and tuning. These services are generally offered on a time and materials basis.

    EDUCATION SERVICES are offered to clients either at the Company's education facilities or at the client's location, as either standard or customized classes. These classes are priced at either fixed daily rates or on a per class basis.

    CLIENT SUPPORT

    The Company's Client Support, which includes telephone support, technical publications and an electronic bulletin board, and web based support, is provided under the Company's standard maintenance agreements, which most of the Company's customers have entered into. The annual maintenance fee for these services is generally based upon a percentage of the then-current list price for the licensed software. The standard maintenance agreement also entitles clients to new releases and product enhancements.

MARKETING AND SALES

    The Company sells its products and services primarily through its direct sales force. At June 30, 1996, there were 101 sales and marketing employees. In support of its sales force, the Company conducts comprehensive marketing programs which include telemarketing, direct mailings, advertising, promotional material, seminars, trade shows, public relations and on-going customer communication.

    A key aspect of the Company's sales and marketing strategy is to build and maintain strong working relationships with DEC, HP and IBM marketing representatives. The Company believes that its sales force is able to leverage the extensive worldwide resources of DEC, HP and IBM through joint marketing programs. The expansion of the Company's international marketing and sales activity has, in part, been the result of its relationships with DEC, HP and IBM. Accordingly, the Company plans to continue to build on these relationships worldwide. Under various agreements with DEC, HP and IBM, the Company has been provided with numerous computer systems, as well as related peripheral equipment and system software licenses. The Company also receives funding from DEC, HP and IBM for direct mail, seminars and telemarketing activities, and to assist in the development of certain of its products.

    The Company has also established reseller relationships with vertical market specialists. By partnering with prominent hardware and software companies, the Company believes it can both expand its access to markets and lower its costs of distribution.

    The Company has offices at its headquarters in Atlanta, Georgia and in the following North American metropolitan areas: Boston, Chicago, Dallas, Los Angeles, New York City, San Francisco, San Diego, and Toronto. The Company has subsidiaries in Belgium, France, Germany, the Netherlands and the United Kingdom.

    The Company has distribution arrangements with distributors in the following countries: Australia (Melbourne and Sydney), Brazil (Rio de Janeiro), Germany (Gebaude), Hong Kong, Hungary (Budapest), India (New Delhi), Indonesia (Jakarta), Ireland (Dublin), Italy (Parma), Japan (Tokyo and Yokohama), Jordan (Amman), Malaysia (Kuala Lumpur), New Zealand (Auckland), Pakistan (Karachi), Poland (Warsaw), Portugal (Lasboa), Singapore, Spain (Barcelona and Madrid), Taiwan (Taipei), Thailand (Bangkok), and the United Kingdom (Surrey). These distributors pay the Company royalties from the marketing of the Company's products and maintenance services.

    International revenues (from foreign operations and export sales) represented approximately 40%, 40% and 31% of the Company's revenues in fiscal 1996, 1995 and 1994, respectively. The Company intends to broaden its presence in international markets by expanding its international sales force and by entering into additional distribution agreements.

PRODUCT DEVELOPMENT AND ACQUISITIONS

    To meet the increasingly sophisticated needs of its customers and address potential new markets, the Company continually enhances its existing products and adds new products. The Company surveys the needs of its customers annually at its users conference and incorporates many of their recommendations into its products. The Company is committed to achieving advances in computer systems technology and to expanding the breadth of its product line. The key elements of this strategy are:

    EXPANSION TO NEW OPERATING ENVIRONMENTS. The Company is expanding its potential markets by enabling its products to operate in additional open systems/client-server computing environments. The Company is currently devoting a significant effort to developing a Microsoft Windows NT version of its products. The Company's Renaissance CS series operates with UNIX operating systems, including those applications which have been developed with GEMBASE to operate on Oracle, Rdb and Sybase RDBMSs.

    PRODUCT LINE EXPANSION. The Company is expanding its potential markets by developing new products which address the needs of additional prospective customers, including those in key international markets.

    PRODUCT ACQUISITION. In support of its product line expansion strategy, the Company seeks to acquire and integrate complementary software to supplement its existing product offerings. Key components of this strategy are the upgrading of acquired software to incorporate additional functionality and to integrate well with the Company's other products.

    Certain software product development costs are capitalized and amortized over the economic lives of the related products, generally three to five years.

COMPETITION

    The business applications software market is intensely competitive. Due to the breadth of the Company's product line, it competes with a broad range of applications software companies. The Company's primary competitors include the following: business application software providers which offer products on multiple platforms, such as Baan, Oracle, Peoplesoft and SAP; business application software providers that have ported their software from the IBM mainframe environment, such as Dun and Bradstreet Software; and business applications software providers in vertical markets that offer products that compete with the Company's process manufacturing products, such as Datalogix and Marcam Corporation. In the human resource market, the Company competes with various business applications software providers, including Peoplesoft. Additionally, the Company faces competition from third-party business application processing providers operating on minicomputers such as the IBM AS/400. Many of the Company's competitors have substantially greater financial, technical, marketing and sales resources than the Company.

    The principal competitive factors in the market for business application software include product functionality, performance, size of installed base, vendor and product reputation, financial stability, supported hardware and software platforms, price, quality of customer support, and timeliness of enhancing products. The Company believes it competes effectively with respect to these factors.

PROPRIETARY RIGHTS AND LICENSES

    The Company provides its products to end users generally under nonexclusive, nontransferable licenses which have terms of 20 years to perpetuity. Under the general terms and conditions of the Company's standard license agreements, the licensed software may be used solely for internal operations on designated computers at specific sites. The Company makes source code available for certain portions of its products.

    The Company has registered "RENAISSANCE", "RENAISSANCE CS", "COMMAND", "PROMIX", "CROSSVIEW", "MAPS" and "ROSS SYSTEMS" as trademarks in the United States. The Company has also secured registration of its copyrights in the United States for 19 of its products. Although the Company takes steps to protect its trade secrets, there can be no assurance that misappropriation will not occur or that copyright and trade secret protection will be available in certain countries.

    Like many software companies, the Company does not hold any patents, and currently relies on a combination of trade secret, copyright and trademark laws, and license agreements to protect its proprietary rights in its products. The Company believes its products, trademarks, copyrights and other proprietary rights do not infringe the rights of third parties, although there can be no assurances in this regard.

    The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements, and the timeliness and quality of support services.

EMPLOYEES

    As of June 30, 1996, the Company employed a total of 440 full time employees, including 101 in sales and marketing, 86 in product development, 205 in professional services and client support, and 48 in finance, administration and operations. The Company's employees are not represented by a labor union and the Company believes that its employee relations are excellent.

ITEM 2. PROPERTIES

    The Company's corporate headquarters, research and development, sales, marketing, consulting and support facilities are located in Atlanta, Georgia, where the Company occupies approximately 20,500 square feet. The Company's also operates a regional office in Redwood City, California, which occupies approximately 56,500 square feet, for administration, research and development, sales, consulting and support, of which approximately 16,900 square feet have been subleased, under a lease that expires in 1997; a regional office in Waltham, Massachusetts, which occupies approximately 32,000 square feet for research and development, consulting and support, of which approximately 25,300 square feet have been subleased; and a regional office in Teaneck, New Jersey, which occupies approximately 15,000 square feet for sales, consulting and support. Space is also rented by the Company in Alameda, California and Arlington, Texas for certain research and development, consulting and support activities, and in Escondido, California for certain research and development, sales, consulting and support activities.

    The Company also leases an additional regional office in Chicago, Illinois. International offices are maintained in Berlin, Germany; London, England; Northampton, England; Paris, France; Utrecht, Netherlands; and Zaventem, Belgium. Additional North American sales offices are rented in El Segundo, California; Irving, Texas; and Mississauga, Canada.

    The Company believes its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

    The Company has settled two previously disclosed, significant lawsuits. The first suit, filed on December 29, 1992 in the Superior Court for Santa Clara County in California, by Argonaut Information Systems of California Inc. ("Argonaut"), was settled on June 30, 1995. The settlement, which was reached following a decision by an arbitrator, was for approximately $4.8 million in cash to be paid $1 million upon signing and the balance in nine equal monthly installments of principal (plus interest at 12%) commencing on signing and concluding on February 1, 1996 and, in addition, the Company issued shares of its Common Stock to Argonaut with an estimated value of $808,000 in exchange for a license to certain technology. These payments were in addition to payments previously made to Argonaut. On February 1, 1996, the Company made the final payment to Argonaut as required under the settlement agreement.

    The second suit, captioned BARRETT, ET AL. V. ROSS SYSTEMS, was filed on January 3, 1994 as a securities class action in the U.S. District Court for the Northern District of California. On October 11, 1995, the parties reached a definitive agreement for settlement of this matter. This agreement required the Company to contribute (i) 500,000 shares of its Common Stock or (ii) shares of its Common Stock with a market value of $3 million, whichever was greater. In addition, the Company's insurance carrier agreed to make a cash payment of $2.8 million toward the settlement, $680,000 of which otherwise would have been paid to the Company under an existing legal expense reimbursement agreement. The definitive settlement agreement was approved by the court on December 13, 1995 and on January 24, 1996 the Company issued 308,351 shares of its Common Stock valued at $900,000 to the plaintiffs as the first payment under the settlement agreement. On or about June 17, 1996, the Company issued an additional 350,000 shares of Common Stock valued at $2.1 million to the plaintiffs, representing the final payment required under the settlement agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The following table sets forth the range of high and low sales prices for the Company's Common Stock, on the Nasdaq National Market, for each of the quarters of fiscal 1996 and 1995. The Company's Common Stock trades under the Nasdaq symbol ROSS.

          FISCAL 1996                        HIGH       LOW
          --------------------------------  -------   -------
          First Quarter...................  $ 7 3/4   $ 5
          Second quarter..................  $ 7       $ 2 3/16
          Third quarter...................  $ 3 3/4   $ 2 1/4
          Fourth quarter..................  $ 8 1/8   $ 3 1/2


          FISCAL 1995                        HIGH       LOW
          --------------------------------  -------   -------
          First quarter...................  $ 5 1/8   $ 2 7/8
          Second quarter..................  $ 6 1/8   $ 3
          Third quarter...................  $ 6 1/8   $ 4 1/8
          Fourth quarter                    $ 5 5/8   $ 3 1/2

    The Company has never declared or paid cash dividends on its Common Stock, and it is the Company's present intention to retain earnings to finance the expansion of its business. In addition, the Company's line of credit agreement with its lender contains certain covenants which limit the Company's ability to pay cash dividends.

    As of September 13, 1996, the approximate number of shareholders of record of the Company's Common Stock was 493.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            YEARS ENDED JUNE 30,
                                ---------------------------------------------
                                 1996      1995      1994     1993     1992
                                -------  --------  --------  -------  -------
STATEMENTS OF OPERATIONS DATA:
Total revenues................  $68,337  $ 71,279  $ 75,995  $87,102  $75,470
Operating earnings (loss).....     (177)  (15,487)  (18,173)    (502)   6,451
Net earnings (loss)...........  $(1,541) $(15,528) $(18,714) $(1,124) $ 4,022
Net earnings (loss) per
  share.......................  $ (0.10) $  (1.28) $  (1.86) $ (0.12) $  0.40
Shares used in computing net
  earnings (loss) per share...   15,089    12,105    10,066    9,733   10,126

BALANCE SHEET DATA:
Working capital...............  $(8,535) $(16,023) $(11,569) $20,448  $17,148
Total assets..................   58,049    55,061    60,536   75,033   62,078
Long-term debt, less current
  portion.....................       36       228       626    6,662    1,128
Total shareholders' equity....   18,792     8,922    11,137   28,863   30,003

    DURING FISCAL 1996, THE COMPANY DETERMINED THAT ITS ACCOUNTING PROCESS FOR RECOGNIZING RENEWABLE MAINTENANCE CREDITS ISSUED, RESULTED IN AN UNDERSTATEMENT OF ITS DEFERRED REVENUE BALANCES IN PRIOR YEARS. ACCORDINGLY, THE COMPANY RESTATED ITS DEFERRED REVENUES AND ACCUMULATED DEFICIT BALANCES FOR ALL PRIOR PERIODS PRESENTED. THESE ADJUSTMENTS DID NOT CHANGE THE PREVIOUSLY REPORTED RESULTS OF OPERATIONS FOR ANY PRIOR PERIOD PRESENTED.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    VARIABILITY OF QUARTERLY RESULTS. The Company's software product license revenues can fluctuate from quarter to quarter depending upon, among other things, such factors as overall trends in the United States and international economies, new product introductions by the Company, hardware vendors and other software vendors, and customer buying patterns. Because the Company typically ships software products within a short period after orders are received, and therefore maintains a relatively small backlog, any weakening in customer demand can have an almost immediate adverse impact on revenues and operating results. Moreover, a substantial portion of the revenues for each quarter is attributable to a limited number of sales and tends to be realized in the latter part of the quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause substantial fluctuations in quarterly revenues and operating results. Finally, certain agreements signed during a quarter may not meet the Company's revenue recognition criteria. Consequently, the Company could meet or exceed its internal estimates of aggregate contracting activity, but not be able to meet its internal estimates for revenues. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of specific revenues can cause significant variation in operating results from quarter to quarter.

    EQUITY FINANCING TRANSACTIONS. The Company recently completed two private placements of equity securities. Please refer to "Liquidity and Capital Resources" for a description of these transactions.

RESULTS OF OPERATIONS

    The following table sets forth certain items reflected in the Company's consolidated statements of operations as a percentage of total revenues for the periods indicated.

                                                                         PERCENTAGE OF TOTAL          PERCENTAGE
                                                                               REVENUES                INCREASE
                                                                        ----------------------        (DECREASE)
                                                                                                   ----------------
                                                                         YEAR ENDED JUNE 30,        1996      1995
                                                                        ----------------------     VERSUS    VERSUS
                                                                        1996     1995     1994      1995      1994
                                                                        ----     ----     ----     ------    ------
Revenues:
  Software product licenses...........................................   35%      34%      33%       (0.3)%    (4.1)%
  Consulting and other services.......................................   28       31       34       (12.7)    (15.4)
  Maintenance.........................................................   37       35       33        (0.2)      1.4
                                                                        ----     ----     ----     ------    ------
    Total revenues....................................................  100%     100%     100%       (4.1)%    (6.2)%
                                                                        ----     ----     ----     ------    ------
                                                                        ----     ----     ----     ------    ------
Operating expenses:
  Costs of consulting, maintenance and other services.................   38%      39%      48%       (7.0)%   (23.7)%
  Software product license sales and marketing........................   31       38       38       (21.8)     (6.3)
  Product development.................................................   18       17       16         3.6      (2.5)
  General and administrative..........................................   11       11       10        (4.1)      3.1
  Provision for doubtful accounts and returns.........................    2        3        7       (67.1)    (57.2)
  Amortization of other assets........................................  --         1        2       (39.8)    (35.7)
  Litigation settlements and expenses.................................  --        13      --       (100.0)     *
  Restructuring charges...............................................  --       --         3        *         *
                                                                        ----     ----     ----     ------    ------
    Total operating expenses..........................................  100      122      124       (21.0)     (7.9)
                                                                        ----     ----     ----     ------    ------
      Operating loss..................................................  --       (22)     (24)      (98.9)    (14.8)

Other expense, net....................................................    2      --         1       818.8     (75.4)
                                                                        ----     ----     ----     ------    ------
      Loss before income taxes........................................   (2)     (22)     (25)     (109.0)    (16.5)

Income tax expense....................................................  --       --       --       (254.3)    100.0
                                                                        ----     ----     ----     ------    ------
      Net loss........................................................   (2)%    (22)%    (25)%     (90.1)%   (17.0)%
                                                                        ----     ----     ----     ------    ------
                                                                        ----     ----     ----     ------    ------

- ------------------------

* Not meaningful

    REVENUES. Total revenues decreased 4%, to $68,337,000, in fiscal 1996 from $71,279,000 in 1995. Fiscal 1995 revenues represented a 6% decrease from revenues of $75,995,000 in 1994. Software product license revenues were virtually unchanged from fiscal 1995 to 1996 and decreased 4% from fiscal 1994 to 1995. Consulting revenues decreased 13% from fiscal 1995 to 1996 and decreased 15% in fiscal 1995 from 1994. Maintenance revenues from first year and renewed maintenance agreements, both of which are recognized ratably over the maintenance period, were nearly constant from fiscal 1995 to 1996 and increased 1% from fiscal 1994 to 1995.

    Fiscal 1996 North American and Pacific Rim software product license revenues increased from fiscal 1995's results by approximately 13% and 61%, or $1,811,000 and $499,000, respectively. This increase was offset by a decrease in European software product license revenues of approximately 27%, or $2,392,000. The increase in North American revenues was principally a result of increased demand for the Company's Renaissance CS Manufacturing Series, sales of which increased from fiscal 1995's results. The Company believes this increase in demand was impacted by the final settlement of two significant lawsuits early in fiscal 1996 and a certain alleviation of customer concerns with respect to the Company's financial condition. Fiscal 1996 decreases in European software product license revenues were primarily related to overall decreases in the European sales personnel during the year, especially in the United Kingdom. The Company's open systems/client-server applications represented approximately 94% of software product license revenues for fiscal 1996 as compared to 90% in fiscal 1995 and 81% in fiscal 1994. Total open systems/client-server software product license revenues increased approximately 3% from fiscal 1995 to 1996. Offsetting the open systems/client-server increase was a 34% decline in software product license revenues from the Company's traditional Renaissance product line during the same period.

    The Company experienced a 4% decline in software product license revenues from fiscal 1994 to 1995. This decline was a result of a decrease in North American software product license revenues offset by increases in European and Pacific Rim software product license revenues. The Company believes the decline in North American revenues was principally a result of the sale of the PRO/FIT product line. In addition, customer concerns at that time regarding the Company's financial condition, including resolution of an arbitration proceeding unfavorably impacted fiscal 1995 sales, particularly in the Company's third fiscal quarter. The Company also believes that improvements in European and Pacific Rim revenues were primarily related to better software product license sales execution by the Company's International operations.

    Revenues from consulting and other services (which are recognized as performed) correlate with software product license revenues (which are recognized upon delivery), so that when software product license revenues decline, future period services revenues generally decline as a result. Fiscal 1996 consulting and other services revenues decreased 13%, or $2,800,000 from fiscal 1995 results. For the year, North American and European consulting revenues decreased 16% and 6%, or $2,409,000 and $391,000, respectively. The Company believes that consulting revenues decreased during fiscal 1996 as a result of quarterly decreases in software product license revenues during fiscal 1995 and the first two quarters of fiscal 1996, and also as a result of decreases in the number of consulting personnel during fiscal 1996. Consulting and other services revenues declined 15%, or $4,027,000, from fiscal 1994 to 1995. This decline was a result of the sale of the PRO/FIT division which the company sold in the first quarter of fiscal 1995. On a pro forma basis, after excluding the results of PRO/FIT, fiscal 1995 consulting revenues actually increased 2% over 1994.

    Maintenance agreements are renewed annually by most of the Company's maintenance customers. Maintenance revenues were nearly constant from fiscal 1995 to 1996 and increased 1% from fiscal 1994 to 1995. Maintenance revenues have remained relatively constant as a result of traditional Renaissance customers not renewing maintenance agreements, offset by increases in the Company's Renaissance CS maintenance revenues.

    As a percentage of total revenues, the Company's international operations remained constant at 40% in fiscal 1996 and 1995, as compared to 31% in 1994. Decreases in total European revenues during fiscal 1996 were partially offset by increases in revenues from the Pacific Rim and Canada. Fiscal 1996 declines in European revenues were primarily attributable to overall decreases in European personnel during fiscal 1996, whereas increases in the Pacific Rim and Canada were primarily a result of improved execution by the sales organizations in these locations. Fiscal 1995 increases in international revenues were primarily a result of improved execution by the Company's new European management team put in place during fiscal 1994.

    Revenues have been derived from a relatively large number of customers. No single customer accounted for more than 10% of revenues during fiscal 1996, 1995 or 1994.

    COSTS OF CONSULTING, MAINTENANCE AND OTHER SERVICES. Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, product documentation, packaging and associated manufacturing costs, and other costs of sales. Costs of consulting, maintenance and other services decreased 7% to $26,074,000 in fiscal 1996 from $28,048,000 in fiscal 1995.
Fiscal 1995 costs represented a 24% decrease from 1994. On a pro forma basis, after excluding results of the PRO/FIT division, costs of consulting, maintenance and other services in fiscal 1996 decreased 4%, or $1,119,000 from fiscal 1995 results. This decrease in fiscal 1996 from the prior year, is primarily related to reductions in personnel-related expenses of approximately $1,148,000, decreases in facilities related costs of $391,000 and decreases in travel expenses of approximately $169,000. These decreases were partially offset by increased outside consulting expenses and approximately $457,000 of cost transfers related to consulting personnel who were temporarily working in the sales organization. There were no similar cost transfers between the two organizations during fiscal 1996. The decrease in fiscal 1995 related primarily to reductions in personnel-related expenses associated with the sale of the PRO/FIT division and other staff reductions, as well as decreased usage of outside consultants during fiscal 1995 to meet short-term customer consulting requirements.

    The Company's gross profit margins resulting from consulting, maintenance and other services revenues for fiscal 1996, 1995 and 1994 were 41%, 41% and 28%, respectively. The unchanged gross profit margin from fiscal 1995 to 1996 was a result of a decline in consulting and other services revenues, partially a result of the sale of the PRO/FIT division in the first quarter of fiscal 1995, offset by the declines in consulting and other services expenses discussed above. The gross profit margin increase from fiscal 1994 to 1995 was a result of year-over-year decreases in consulting staff expenses due to reductions in consulting personnel during the second half of fiscal 1994 and all of fiscal 1995.

    SOFTWARE PRODUCT LICENSE SALES AND MARKETING EXPENSES. Software product license sales and marketing expenses decreased 22% in fiscal 1996 over 1995, and 6% in fiscal 1995 over 1994. The decrease in sales and marketing expenses during fiscal 1996 were primarily due to of decreases in personnel-related expenses, marketing programs and travel expenses from prior year levels. Also, fiscal 1995 results included approximately $457,000 of cost transfers related to consulting personnel temporarily working in the sales organization. No such cost transfers were made during fiscal 1996. Fiscal 1995 declines in software product license sales and marketing expenses were a result of lower variable compensation expense based on a decline in software product license revenues and a decline in personnel-related and travel expenses.

    The Company's gross profit (loss) margins resulting from software product license revenues for fiscal 1996, 1995 and 1994 were 12%, (13)% and (16)%, respectively. The improvement in fiscal 1996 gross profit margins over fiscal 1995 were primarily due to of decreases in sales and marketing expenses as described above. The fiscal 1995 improvement over 1994 was a result of decreases in personnel-related expenses, variable sales compensation and travel expenses, partially offset by declines in software product license revenues. (See preceding "Revenues" discussion.)

    PRODUCT DEVELOPMENT EXPENSES. A summary of the components of product development expenditures for the past three years follows (in thousands):

                                                                     YEAR ENDED JUNE 30,
                                                               -------------------------------
                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
Expenses.....................................................  $  12,472  $  12,034  $  12,339
Amortization of previously capitalized software development
  costs......................................................     (5,935)    (4,284)    (3,202)
                                                               ---------  ---------  ---------
Expenses, net of amortization................................      6,537      7,750      9,137
Capitalized software development costs.......................      8,253      8,325      6,877
                                                               ---------  ---------  ---------
  Total expenditures.........................................  $  14,790  $  16,075  $  16,014
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Total expenditures as a percent of total revenues............     22%        23%        21%
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Capitalized software, net of amortization, as a percent of
  total expenditures.........................................     16%        25%        23%
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The Company continued to direct product development expenditures toward enhancing existing products and developing new products. During fiscal 1996, the Company's software development expenditures included amounts attributable to developing new versions of GEMBASE, the Company's fourth generation language, developing new releases of the Renaissance CS Financial, Manufacturing and Human Resource series and porting Renaissance CS to operate with additional databases.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 4% to $7,258,000 in fiscal 1996 from $7,568,000 in fiscal 1995. Fiscal 1995 represented an increase of 3% from $7,339,000 in 1994. The major causes of the decrease in general and administrative expenses during fiscal 1996 were: decreases in travel expenses, personnel-related costs and other administrative expenses; partially offset by increased legal expenditures and increased expenses associated with two customer settlements. The amounts for customer settlements related to agreements between the Company and certain of its customers to resolve product related disputes between the parties. Fiscal 1995's increase in general and administrative expenses principally resulted from increases in personnel-related costs and expenses associated with customer settlements; offset by a foreign exchange gain and a decrease in legal expenses.

    PROVISION FOR DOUBTFUL ACCOUNTS AND RETURNS. In fiscal 1996, 1995 and 1994, the Company recorded provisions of $1,029,000, $2,401,000 and $5,614,000, respectively. The fiscal 1996 provision consisted of the following components:
(a) $517,000 for (i) 49 specific customer accounts receivable which the Company identified as being potentially uncollectible as a result of payment history or possible disputes, and (ii) adjustments to the Company's general provision for uncollectible accounts receivable; (b) credits of $228,000 issued by the Company to 33 customers (these credits are typically issued to resolve disputes regarding (i) consultant billing rates and/or hours billed, or (ii) applicable distributor royalty rates); and, (c) $284,000 for 9 customers related to resolution of other disputes (these disputes typically relate to (i) changes in customer requirements resulting from changes in their business or (ii) products and services which have not fully met customer expectations).

    The fiscal 1995 provision consisted of the following components: (a) $1,473,000 for (i) 156 specific customer accounts receivable which the Company identified as being potentially uncollectible as a result of payment history or possible disputes, and (ii) adjustments to the Company's general provision for uncollectible accounts receivable; (b) credits of $814,000 issued by the Company to 74 customers (these credits are typically issued to resolve disputes regarding (i) consultant billing rates and/or hours billed, or (ii) applicable distributor royalty rates); and, (c) $114,000 for three customers related to resolution of other disputes (these disputes typically relate to (i) changes in customer requirements resulting from changes in their business or (ii) products and services which have not fully met customer expectations).

    LITIGATION SETTLEMENTS AND EXPENSES. On June 30, 1995, the Company and Argonaut Information Systems of California, Inc. ("Argonaut") reached a final settlement regarding an acquisition earn-out that was submitted to binding arbitration in July 1994. In relation to the earn-out, the Company made accruals of $5,500,000 in September 1992, and $4,423,000 in March 1995, of which $5,132,000 had been paid to Argonaut as of June 30, 1995. The claim was settled following an arbitrators decision. In addition to amounts previously paid, the Company agreed to pay Argonaut $3,330,000, plus interest, costs and attorney's fees of $1,461,000. On July 6, 1995, the Company also issued 190,000 shares of its Common Stock to Argonaut with a value of approximately $808,000 in exchange for a non-exclusive, worldwide, royalty-free license to certain additional Argonaut technology, of which $552,000 was expensed in March 1995. In addition, $248,000 of legal expense incurred in connection with this matter was included in the provision. In conjunction with the settlement agreement, the parties agreed to payment terms and the complete settlement of all claims. Under the terms of the settlement agreement, the Company agreed to pay Argonaut approximately $4.8 million, plus interest, during the period July 1995 to February 1996. The Company made its final payment under the settlement agreement to Argonaut in February 1996. In exchange for the cash payments, the issuance of the common stock and the license of the technology, both parties released all their claims against each other.

    On or about October 11, 1995, the Company and the plaintiffs in a securities class action lawsuit reached a definitive agreement for settlement of this matter. This agreement, which is subject to court approval, required the Company to contribute (i) 500,000 shares of its Common Stock or (ii) shares of its Common Stock with a market value of $3 million, whichever was greater. In addition, the Company's insurance carrier agreed to make a cash payment of $2.8 million toward the settlement, $680,000 of which otherwise would have been paid to the Company under an existing legal expense reimbursement agreement. Accordingly, the Company made an accrual of $3,680,000 in fiscal 1995. In addition, $251,000 of legal expense incurred in connection with this matter was included in the provision. The settlement does not constitute an admission of liability by the Company. During fiscal 1996, the Company issued 658,351 shares of its common stock to the plaintiffs in settlement of this litigation.

    The Company recorded all amounts in its fiscal 1995 results of operations related to the settlement of these matters.

    AMORTIZATION OF OTHER ASSETS. Amortization of intangible assets resulted in charges of $451,000, $749,000 and $1,164,000 in fiscal 1996, 1995 and 1994, respectively. These charges related to the purchase of the Company in 1988 and its subsequent acquisitions of other products and companies. Amortization amounts have declined as related balances have become fully amortized.

    RESTRUCTURING CHARGES. During the second quarter of fiscal 1994, the Company accrued $1,936,000 in restructuring costs associated with its planned reduction of staffing levels and to eliminate excess facilities resulting from the personnel reductions.

    Fiscal 1994 activity related to these restructuring costs was as follows (in thousands):

                                                                                                            REMAINING
                                                       INITIAL      CASH       NET ASSET     IMPACT OF    RESERVE AS OF
                                                       RESERVE    PAYMENTS    WRITEDOWNS   RE-ESTIMATES   JUNE 30, 1995
                                                      ---------  -----------  -----------  -------------  -------------
Elimination of excess facilities....................  $   1,301   $     (12)      --         $    (177)     $   1,112
Severance pay and related costs.....................        635        (576)      --               177            236
                                                      ---------       -----        -----         -----         ------
  Total.............................................  $   1,936   $    (588)   $  --         $  --          $   1,348
                                                      ---------       -----        -----         -----         ------
                                                      ---------       -----        -----         -----         ------

    During the last two quarters of fiscal 1994, 70 employees were terminated as a result of the restructuring efforts, with approximately 30 employees expected to be terminated in the first two quarters of fiscal 1995. Additionally, the Company began evaluating sublease alternatives for the identified facilities, with the expectation that the subleases or office closures would be completed during fiscal 1995. Based on its evaluation of remaining personnel to be terminated, in conjunction with more current information resulting from on-going sublease evaluations, the Company estimated that approximately $177,000 no longer considered necessary for facilities subleases would be required to accommodate the cash payments associated with the remaining staff reductions.

    Fiscal 1995 activity related to these restructuring costs was as follows (in thousands):

                                                                                                              REMAINING
                                                 RESERVE AS OF     CASH        NET ASSET      IMPACT OF     RESERVE AS OF
                                                 JUNE 30, 1994   PAYMENTS     WRITEDOWNS    RE-ESTIMATES    JUNE 30, 1995
                                                 -------------  -----------  -------------  -------------  ---------------
Elimination of excess facilities...............    $   1,112     $    (428)    $     274      $    (462)      $     496
Severance pay and related costs................          236          (353)       --                117          --
                                                      ------         -----         -----          -----           -----
  Total........................................    $   1,348     $    (781)    $     274      $    (345)      $     496
                                                      ------         -----         -----          -----           -----
                                                      ------         -----         -----          -----           -----

    During the first four months of fiscal 1995, 32 employees were terminated and related termination payments were made, thus completing this component of the Company's restructuring plan.

    During the first quarter of fiscal 1995, a sublease was executed for a portion of the Waltham, Massachusetts office and, in October 1994, a second sublease of available space in the same facility was finalized. As a result of these subleases (in addition to the monthly lease payments, net of sublease receipts, which were charged against the reserve), the Company paid certain direct sublease costs and reversed the applicable portion of its related deferred rent liability, and applied these amounts against the reserve. Net cash outflows from remaining lease payments will continue to be charged against the reserve until the lease expires in February 1997.

    During fiscal 1995, the Company determined that its restructuring reserve was overstated by approximately $345,000, and reversed that portion of the restructuring charge previously accrued.

    During fiscal 1996, the Company only charged net cash outflows from the Waltham, MA sublease payments and the termination costs related to its Bristol, England lease against the restructuring reserve. At June 30, 1996, the Company had a remaining restructuring charge liability of approximately $94,000, all of which will be utilized by February 1997, as a result of net cash outflows during the period.

    OTHER INCOME AND EXPENSE. Fiscal 1996 other income is composed of $86,000 of interest income; whereas, fiscal 1995 other income includes interest income of $133,000 and a $755,000 gain on the sale of certain assets related to the Company's PRO/FIT product line in the first quarter of fiscal 1995. Fiscal 1996 interest income decreased from 1995 as a result of the Company having less available cash to invest in interest bearing investments. Fiscal 1995 interest income was relatively unchanged from 1994. Interest expense increased from fiscal 1994 to 1995 and from fiscal 1995 to 1996 due to increased borrowings under the Company's revolving credit facilities and increased capital lease activity.

    INCOME TAXES. The Company recorded income tax expense of $142,000 during fiscal 1996. This tax expense related to foreign withholding taxes paid during the year and accruals for other taxes payable. At June 30, 1996, the Company had income taxes recoverable of approximately $670,000 which related to tax prepayments and net operating losses which have been carried back to prior years. Operating results for fiscal 1995 include an income tax benefit of $92,000. This benefit is principally the result of recoverable income and withholding taxes. These benefits were offset by foreign withholding taxes paid during the year. Fiscal 1994 operating results include no income tax expense or benefit.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its continuing operations through cash generated from operations, existing cash balances, available credit facilities and funds raised from private equity financings. At June 30, 1996, the Company had $1,862,000 of cash and cash equivalents and total borrowings of $8,605,000 against a $10,000,000 revolving credit facility. Borrowings under the credit facility are collateralized by substantially all assets of the Company. During fiscal 1996, the Company used $12,419,000 net cash for operating and investing activities which consisted of $2,981,0000 of cash used for operations and $9,438,000 of cash used for investing activities. Net cash provided by financing activities was $10,573,000, principally resulting from two private equity financings and borrowings under the Company's revolving credit facility.

    On December 29, 1995, the Company entered into a Subscription Agreement with a foreign institutional investor pursuant to which the investor purchased 500,000 shares of the Company's Series A Preferred Stock for an aggregate purchase price of $2 million. In connection with this transaction, the investor granted the Company options (the "Options") to require the investor to purchase shares of the Company's Preferred Stock with an aggregate value of $4 million during the period from and including July 1, 1996 through and including December 30, 1998. The Company has created and reserved 500,000 shares of its Series B Preferred Stock and 500,000 shares of its Series C Preferred Stock for issuance and sale to the investor upon exercise of the Options. In addition, the Company granted the investor a warrant (the "Warrant") to purchase 400,000 shares of the Company's Common Stock at an exercise price of $5.576 per share during the period from and including July 1, 1997 through and including December 29, 2000. Under certain circumstances the holders of the Series A, B and C Preferred Stock may require the

Company to redeem their shares at stated value plus dividends accrued at 2% per annum from their original issue. On January 2, 1996, the Company received net cash from the investor of approximately $1,870,000, after payment of placement agent fees and other related offering expenses. The Company has used the proceeds from this transaction to satisfy vendor obligations and to increase working capital. On or about January 26, 1996, the Company was advised by the National Association of Securities Dealers, Inc. (the "NASD") that it would be required to obtain shareholder approval before exercising the Options because of the possibility that the number of shares issued upon conversion of the Series A, B and C Preferred Stock (if converted at a price below the price at which the Series A Preferred stock was sold) could exceed 20% of the Common Stock outstanding on the date of issuance of the Series A Preferred stock, thus triggering the shareholder approval requirement set forth in Part III, Section 6(i)(d) of Schedule D to the By-Laws of the NASD, or limit the number of shares issuable under the agreement to be less than 20% of the Company's total outstanding shares on December 29, 1995. Accordingly, in July 1996, the Company reached an agreement with the investor to limit the number shares issueable under the Options to less than 20% of the Company's outstanding shares on December 29, 1995. In July 1996, the Company exercised its Series B Preferred Stock Option, and the investor agreed to invest an additional $2 million under terms similar to those of the original Options. In exchange for the additional investment, the Company granted the investor a warrant for an additional 640,000 shares of the Company's Common Stock. This warrant is exercisable during the period from July 1, 1997 through and including December 29, 2000, and will be exercisable at a price between $6.46 and $8.00 per share. The gross proceeds from the July 1996 transactions were $4,000,000.

    In addition, on February 23, 1996, the Company closed a private placement of shares of its Series D Preferred Stock (the "Series D") to a small number of institutional investors (the "Transaction"). The total gross proceeds from the Transaction were $5,000,000. The Series D is convertible into shares of the Company's Common Stock at a conversion price equal to the lower of (i) $2.65, or
(ii) 82% of the Market Price prior to the date on which Series D shares are converted into Common Stock. Under the NASD By-Laws, shareholder approval is required prior to the issuance of securities in connection with a private placement which could result in the sale or issuance by the Company "of common stock (or securities convertible into or exercisable for common stock) equal to 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance for less than the greater of book or market value of the stock" (Part III, Section 6 (i)(1)(d) of Schedule D to the NASD By-Laws). In cases where "the delay in securing shareholder approval would seriously jeopardize the financial viability of the enterprise" (Part III, Section 6
(i)(1)(e)), the NASD By-Laws further provide for an exception to the shareholder approval requirement upon application to the NASD. The Company received from the NASD such an exception, which was conditional upon the Audit Committee of the Company's Board of Directors approving the exception and the notification of shareholders of the Company's election not to seek their approval of the Transaction. The Company notified the shareholders of the election not to seek their approval of the transaction on February 13, 1996 and by February 28, 1996, the Company had received approximately $4,575,000 from the Transaction, after payment of placement agent fees and other related offering expenses. The Company has used the proceeds from this transaction to satisfy vendor obligations and to increase working capital. As of June 30, 1996, all shares issued under the Transaction have been converted into Common Stock.

    The Company's ability to meet its cash requirements for operations and recurring capital expenditures will depend upon funds expected to be generated from operations, amounts available under its credit facility, funds to be received in the future from the Options, in addition to the funds already received from the two private equity financings described above. In addition, the Company is presently investigating alternative sources of capital available to strengthen its balance sheet and improve its liquidity. The Company believes it is likely that any amounts raised in connection with these investigations would require the issuance of additional shares of its Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is incorporated by reference herein from Part IV Item 14(a) (1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company filed a Current Report on Form 8-K/A dated June 19, 1996 which reported under Item 4, that the Company terminated, by dismissal, its relationship with KPMG Peat Marwick LLP ("Peat Marwick") as principal accountants. At the same time the Company announced the engagement of Coopers & Lybrand L.L.P. as principal accountants. The decision to change accountants was approved by the Audit Committee of the Board of Directors. The Company also stated that there were no disagreements between Peat Marwick and the Company.

                            ------------------------

                                    PART III

    Certain information required by Part III is incorporated by reference in this Report from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement.

    EXECUTIVE OFFICERS

    The executive officers of the Company and their ages at June 30, 1996 are as follows:

        NAME          AGE                       POSITION
- --------------------  ---   -------------------------------------------------
Donald F. Campbell    45    Vice President, Worldwide Marketing

Christopher Hodge     46    Vice President, European Operations

Joesph L. Southworth  46    Senior Vice President, Product Development,
                              Consulting Services and Support

J. Patrick Tinley     48    President, Chief Operating Officer and Director

Peter Van Houten      43    Vice President, North American Sales

Dennis V. Vohs        52    Chairman of the Board and Chief Executive Officer

James A. Watts, Jr.   54    Vice President, Finance and Administration, Chief
                              Financial Officer and Secretary

    The executive officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the executive officers of the Company.

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file initial reports of share ownership and report changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

    Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers and directors were complied with, except that a statement of changes in beneficial ownership for former officer John B. Koontz, reporting the sale of 9,554 shares of Company Common Stock, for the filing period August 1995 was filed after the stipulated due date. The late filing was subsequently discovered and the Company confirmed that the required report had been later filed.

    Mr. Campbell joined the Company in November 1994 as Vice President, Worldwide Marketing. Prior to joining the Company, Mr. Campbell served as the Senior Vice President, Marketing for Comdata Corporation from August 1989 to April 1994. From April 1994 to November 1994, Mr. Campbell was an independent consultant.

    Mr. Hodge has served as the Company's Vice President, European Operations since July 1995. From the period July 1994 to July 1995, Mr. Hodge was the Managing Director of UK Operations and held several sales related positions with the Company. Prior to joining the Company, Mr. Hodge served as Director of European Operations for Synon (European) Ltd. from 1990 to June 1993. From July 1993 to July 1994, Mr. Hodge served as Managing Director of Silvon Software Ltd.

    Mr. Southworth has served as the Company's Senior Vice President, Development, Services and Support since May 1996. Prior to that time, Mr. Southworth was the Vice President, Advanced Technology Consulting from September 1994 to May 1996. For the period April 1989 to September 1994, Mr. Southworth served as Vice President, Worldwide Marketing.

    Mr. Tinley joined the Company in November 1988 as Executive Vice President, Business Development, was promoted to Executive Vice President, Product Development in June 1990, was promoted to Executive Vice President, Product Development and Client Services in January 1995 and was promoted to President and Chief Operating Officer in July 1995. Mr. Tinley has been a director of the Company since 1993.

    Mr. Van Houten was promoted to Vice President, North American Sales in January 1996. From January 1987 to January 1996, Mr. Van Houten served in various sales capacities for the Company, most recently as Regional Vice President, Northeastern Sales.

    Mr. Vohs has served as Chairman of the Board and Chief Executive Officer of the Company since November 1988.

    Mr. Watts joined the Company in May 1996 as Vice President, Finance and Administration, Chief Financial Officer and Secretary. Prior to joining the Company, Mr. Watts served as Chief Financial and Chief Executive Officer of Colorocs Corporation, a company involved in the development and sale of color printers and copiers, from September 1990 to October 1993. From October 1993 to July 1995, Mr. Watts was Chief Executive Officer and Owner of Integratec Med/Services, Inc., a Houston based company involved in accounts receivable recovery for hospitals. In addition, Mr. Watts was an independent consultant from July 1995 to May 1996.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Report:

        1. CONSOLIDATED FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Ross Systems, Inc. are filed as part of this report:

                                                                                 PAGE
                                                                               ---------
Fiscal 1996 Report of Coopers & Lybrand L.L.P., Independent Accountants......        F-1

Fiscal 1996 Report of KPMG, Independent Auditors.............................        F-2

Fiscal 1995 Report of KPMG Peat Marwick LLP, Independent Auditors............        F-3

Consolidated Balance Sheets--June 30, 1996 and 1995..........................        F-4

Consolidated Statements of Operations--Years Ended June 30, 1996, 1995, and
  1994.......................................................................        F-5

Consolidated Statements of Cash Flows--Years Ended June 30, 1996, 1995, and
  1994.......................................................................        F-6

Consolidated Statements of Shareholders' Equity--Years Ended June 30, 1996,
  1995, and 1994.............................................................        F-7

Notes to Consolidated Financial Statements...................................        F-8

        2. FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of Ross Systems, Inc. for the Years Ended June 30, 1996, 1995, and 1994 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Ross Systems, Inc.

SCHEDULE                                                                         PAGE
- ---------                                                                      ---------
   II      Valuation and Qualifying Accounts.................................        S-1

    Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

        3. EXHIBITS. The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.

    (b) REPORTS ON FORM 8-K.

    The Company filed a Report on Form 8-K with the Securities and Exchange Commission dated April 23, 1996 which reported under Item 5, that the Company issued a Press Release announcing the results for the third quarter of fiscal 1996 ended March 31, 1996.

    The Company filed a Report on Form 8-K with the Securities and Exchange Commission dated April 23, 1996 which reported under Item 5, that the Company issued a Press Release announcing that James A. Watts was appointed Vice President and Chief Financial Officer of the Company. The Company further announced that the former Chief Financial Officer, Selby F. Little, III, was leaving the Company at the end of May 1996.

    The Company filed a Current Report on Form 8-K/A dated June 19, 1996 which reported under Item 4, that the Company terminated, by dismissal, its relationship with KPMG Peat Marwick LLP ("Peat Marwick") as principal accountants. At the same time the Company announced the engagement of Coopers & Lybrand L.L.P. as principal accountants. The decision to change accountants was approved by the Audit Committee of the Board of Directors. The Company also stated that there were no disagreements between Peat Marwick and the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood
City, State of California, on the   th day of September, 1996.

                                ROSS SYSTEMS, INC.

                                By:              /s/ DENNIS V. VOHS
                                     -----------------------------------------
                                     Dennis V. Vohs, CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis V. Vohs his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
- ------------------------------  --------------------------  -------------------

                                Chairman of the Board and
      /s/ DENNIS V. VOHS          Chief Executive Officer
- ------------------------------    (Principal Executive         Sep. 26, 1996
        Dennis V. Vohs            Officer)

                                Vice President, Finance
                                  and Administration,
   /s/ JAMES A. WATTS, JR.        Chief Financial Officer
- ------------------------------    (Principal Financial and     Sep. 26, 1996
     James A. Watts, Jr.          Accounting Officer) and
                                  Secretary

     /s/ MARIO M. ROSATI
- ------------------------------  Director                       Sep. 26, 1996
       Mario M. Rosati

- ------------------------------  Director                       Sep.   , 1996
        Bruce J. Ryan

    /s/ J. PATRICK TINLEY
- ------------------------------  President, Chief Operating     Sep. 26, 1996
      J. Patrick Tinley           Officer and Director

      /s/ A. DAVID TORY
- ------------------------------  Director                       Sep. 26, 1996
        A. David Tory

                               ROSS SYSTEMS, INC.

                           ANNUAL REPORT ON FORM 10-K

                            YEAR ENDED JUNE 30, 1996

                               ROSS SYSTEMS, INC.

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                                              DESCRIPTION
- -----------  -------------------------------------------------------------------------------------------
       3.1   Article of Incorporation, as amended (1)

       3.2   Certificate of Determination of Rights, Preferences and Privileges of Series A, Preferred
               Stock, Series B Preferred Stock and Series C Preferred Stock of Ross Systems, Inc.(2)....

       3.3   Bylaws, as amended (3).....................................................................

      10.1   Subscription Agreement dated December 29, 1995 between Registrant and Fletcher
               International Limited (4)................................................................

      10.2   Form of Stock Purchase Agreement dated February 13, 1996 between Registrant and several investors (5)............................................................................

      11.1   Statement regarding Computation of Per Share Earnings......................................

      21.1   Listing of Subsidiaries of Registrant......................................................

      23.1   Consent of Coopers & Lybrand L.L.P.........................................................

      23.2   Consent of KPMG............................................................................

      23.3   Consent of KPMG Peat Marwick LLP...........................................................

      24.1   Power of Attorney (included on page 21)....................................................

      27     Financial Data Schedule....................................................................

- ------------------------

(1) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1995, as amended by the exhibits filed with the Registrant's Current Report on Form 8-K dated February 13, 1996.

(2) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996 filed May 6, 1996.

(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed September 27, 1993.

(4) Incorporated by reference to the exhibit filed with the Registrant's Report on Form 10-Q for the period ended December 31, 1995 filed February 14, 1996.

(5) Incorporated by reference to the exhibit filed with the Registrant's Report on Form 10-Q for the period ended March 31, 1996 filed May 6, 1996.

    FISCAL 1996 REPORT OF COOPERS & LYBRAND L.L.P., INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Ross Systems, Inc.:

    We have audited the consolidated balance sheet of Ross Systems, Inc. and subsidiaries (the "Company") as of June 30, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended June 30, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. We did not audit the combined balance sheets of Ross Systems (UK) Ltd., Ross Systems France S.A., Ross Systems Deutschland GmbH, Ross Systems Europe N.V., and Ross Systems Nederland B.V. (the "foreign entities"), wholly-owned subsidiaries of the Company, as of June 30, 1996 and the related combined statements of operations and shareholders' equity for the year then ended, which statements reflect total assets and revenues constituting 22 percent and 29 percent, respectively, of the related consolidated totals. We also did not audit the combined foreign entities' financial statement schedule for the year ended June 30, 1996. Those combined financial statements and financial statement schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the foreign entities is based solely on the report of the other auditors.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provides a reasonable basis for our opinion.

    In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ross Systems, Inc. as of June 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, based on our audit and the report of the other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as as whole, presents fairly, in all material respects, the information set forth therein.

                                          COOPERS & LYBRAND L.L.P.

Atlanta, Georgia

September 26, 1996

                FISCAL 1996 REPORT OF KPMG, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders

Ross Systems, Inc.:

    We have audited the combined balance sheets of Ross Systems (UK) Ltd., Ross Systems France S.A., Ross Systems Deutschland GmbH, Ross Systems Europe N.V., and Ross Systems Nederland B.V. (the "foreign entities") as of June 30, 1996 and the related combined statements of operations and shareholders' equity for the year then ended. In connection with our audit of the combined foreign entities' financial statements, we also have audited the combined foreign entities' financial statement schedule for the year ended June 30, 1996. These combined financial statements and financial statement schedule are the responsibility of the Ross Systems, Inc.'s (the "Company") management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedule based on our audit.

    We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    The Company declined to present a statement of cash flows for the year ended June 30, 1996. Presentation of such statement summarizing the Company's operating, investing, and financing activities is required by generally accepted accounting principles.

    In our opinion, except that the omission of a statement of cash flows results in an incomplete presentation as explained in the preceding paragraph, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Ross Systems (UK) Ltd., Ross Systems France S.A., Ross Systems Deutschland GmbH, Ross Systems Europe N.V., and Ross Systems Nederland B.V. as of June 30, 1996, and the results of their operations for the year then ended, in conformity with United States generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG

Bristol, United Kingdom

September 26, 1996

       FISCAL 1995 REPORT OF KPMG PEAT MARWICK LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Ross Systems, Inc.:

    We have audited the consolidated balance sheet of Ross Systems, Inc. and subsidiaries (the Company) as of June 30, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two year period then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the years ended June 30, 1995 and 1994. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ross Systems, Inc. and subsidiaries as of June 30, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

San Jose, California
August 18, 1995
  except as to Note 15, which
  is as of September 18, 1996

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
Current assets:
  Cash and cash equivalents...............................................................  $    1,862  $    3,628
  Accounts receivable, less allowance for doubtful accounts
    and returns of $2,634 and $2,780, respectively........................................      26,430      22,812
  Notes receivable........................................................................                     220
  Prepaids and other current assets.......................................................       1,724       2,157
  Income taxes recoverable................................................................         670       1,071
                                                                                            ----------  ----------
      Total current assets................................................................      30,686      29,888
Property and equipment....................................................................       4,022       5,073
Computer software costs...................................................................      19,845      17,528
Other assets..............................................................................       3,496       2,572
                                                                                            ----------  ----------
                                                                                            $   58,049  $   55,061
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of debt............................................................  $    8,743  $    4,998
  Accounts payable........................................................................       5,406       7,452
  Accrued expenses........................................................................       7,853      16,694
  Deferred revenues.......................................................................      17,219      16,767
                                                                                            ----------  ----------
      Total current liabilities...........................................................      39,221      45,911
Long-term debt, less current installments.................................................          36         228
                                                                                            ----------  ----------
      Total liabilities...................................................................      39,257      46,139
                                                                                            ----------  ----------

Commitments and contingencies (Note 7)

Shareholders' equity:
  Common stock, no par value; authorized 25,000,000 shares; issued and outstanding
    17,847,000 and 13,986,000 shares......................................................      67,435      55,854
  Accumulated deficit.....................................................................     (47,987)    (46,446)
  Cumulative translation adjustment.......................................................        (656)       (486)
                                                                                            ----------  ----------
      Total shareholders' equity..........................................................      18,792       8,922
                                                                                            ----------  ----------
                                                                                            $   58,049  $   55,061
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying Notes to Consolidated Financial Statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       YEARS ENDED JUNE 30,
                                                                                ----------------------------------
                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
Revenues:
  Software product licenses...................................................  $   23,988  $   24,070  $   25,099
  Consulting and other services...............................................      19,239      22,039      26,066
  Maintenance.................................................................      25,110      25,170      24,830
                                                                                ----------  ----------  ----------
                                                                                    68,337      71,279      75,995
                                                                                ----------  ----------  ----------
Operating expenses:
  Costs of consulting, maintenance and other services.........................      26,074      28,048      36,784
  Software product license sales and marketing................................      21,230      27,157      28,992
  Product development.........................................................      12,472      12,034      12,339
  General and administrative..................................................       7,258       7,568       7,339
  Provision for doubtful accounts and returns.................................       1,029       2,401       5,614
  Litigation settlements and expenses.........................................                   9,154
  Amortization of other assets................................................         451         749       1,164
  Restructuring charges.......................................................                    (345)      1,936
                                                                                ----------  ----------  ----------
                                                                                    68,514      86,766      94,168
                                                                                ----------  ----------  ----------
      Operating loss..........................................................        (177)    (15,487)    (18,173)

Other income (expense):
  Other income................................................................          86         888         144
  Interest expense............................................................      (1,308)     (1,021)       (685)
                                                                                ----------  ----------  ----------
      Loss before income taxes................................................      (1,399)    (15,620)    (18,714)

Income tax (benefit) expense..................................................         142         (92)     --
                                                                                ----------  ----------  ----------
      Net loss................................................................  $   (1,541) $  (15,528) $  (18,714)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Net loss per common and common equivalent share...............................  $    (0.10) $    (1.28) $    (1.86)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Common and common equivalent shares used in computing loss per common share...      15,089      12,105      10,066
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

          See accompanying Notes to Consolidated Financial Statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       YEARS ENDED JUNE 30,
                                                                                ----------------------------------
                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
Cash flows from operating activities:
  Net loss....................................................................  $   (1,541) $  (15,528) $  (18,714)
  Adjustments to reconcile net loss to net cash provided by
    (used for) operating activities:
    Restructuring charges.....................................................      --            (345)      1,936
    Litigation settlements and expenses.......................................      --           9,154      --
    Depreciation and amortization of property and equipment...................       2,401       2,371       2,217
    Amortization of computer software costs...................................       5,935       4,284       3,202
    Amortization of other assets..............................................         451         749       1,164
    Allowance for doubtful accounts and returns, net..........................        (802)       (393)      1,561
    Deferred income taxes.....................................................      --                       3,293
    Gain on sale of assets....................................................      --            (755)        (25)
    Changes in operating assets and liabilities:
      Accounts receivable.....................................................      (5,203)      5,951       3,028
      Prepaids and other current assets.......................................         320        (468)         88
      Income taxes recoverable................................................         430          61      (1,101)
      Accounts payable........................................................      (1,797)       (716)      1,983
      Accrued expenses........................................................      (4,855)     (2,340)        923
      Income taxes payable....................................................      --            (504)     (2,013)
      Deferred revenues.......................................................       1,680      (2,451)      2,887
                                                                                ----------  ----------  ----------
        Net cash provided by (used for) operating activities..................      (2,981)       (930)        429
                                                                                ----------  ----------  ----------
Cash flows from investing activities:
  Computer software costs capitalized.........................................      (8,253)     (8,325)     (6,877)
  Purchases of property and equipment.........................................      (1,480)     (1,072)     (1,734)
  Acquisitions and divestitures (Note 2)......................................         220       1,980      --
  Other, net..................................................................          75         (50)         18
                                                                                ----------  ----------  ----------
        Net cash used for investing activities................................      (9,438)     (7,467)     (8,593)
                                                                                ----------  ----------  ----------
Cash flows from financing activities:
  Repayments of borrowings and capital leases.................................        (585)     (4,707)     (3,218)
  Proceeds from borrowings....................................................       4,162                   5,000
  Proceeds from private equity financings, net................................       6,395      11,279
  Proceeds from common stock issuances........................................         601         703         719
                                                                                ----------  ----------  ----------
        Net cash provided by financing activities.............................      10,573       7,275       2,501
                                                                                ----------  ----------  ----------
Effect of foreign currency exchange rates on cash and cash
  equivalents.................................................................          80         (66)        181
                                                                                ----------  ----------  ----------
Decrease in cash and cash equivalents.........................................      (1,766)     (1,188)     (5,482)
Cash and cash equivalents at beginning of year................................       3,628       4,816      10,298
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $    1,862  $    3,628  $    4,816
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

          See accompanying Notes to Consolidated Financial Statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                        COMMON STOCK                     CUMULATIVE       TOTAL
                                                    --------------------  ACCUMULATED    TRANSLATION   SHAREHOLDERS'
                                                     SHARES     AMOUNT      DEFICIT      ADJUSTMENT       EQUITY
                                                    ---------  ---------  ------------  -------------  ------------
Balances as of June 30, 1993, as previously
  reported........................................      9,969  $  41,881   $  (11,278)    $    (814)    $   29,789
Restatement of deferred revenues..................     --         --             (926)       --               (926)
                                                    ---------  ---------  ------------        -----    ------------
Balances as of June 30, 1993, as restated.........      9,969     41,881      (12,204)         (814)        28,863

Exercise of stock options.........................        101        246       --            --                246
Issuance of stock for acquisition.................         37        272       --            --                272
Issuance of stock pursuant to employee stock
  purchase plan...................................        117        473       --            --                473
Effect of foreign currency translation............     --         --           --                (3)            (3)
Net loss..........................................     --         --          (18,714)           --        (18,714)
                                                    ---------  ---------  ------------        -----    ------------
Balances as of June 30, 1994......................     10,224     42,872      (30,918)         (817)        11,137

Exercise of stock options.........................        105        362       --            --                362
Issuance of stock for licensed technology.........        272      1,000       --            --              1,000
Issuance of stock in private equity financing,
  net.............................................      3,291     11,279       --            --             11,279
Issuance of stock pursuant to employee stock
  purchase plan...................................         94        341       --            --                341
Effect of foreign currency translation............     --         --           --               331            331
Net loss                                               --         --          (15,528)       --            (15,528)
                                                    ---------  ---------  ------------        -----    ------------
Balances as of June 30, 1995......................     13,986     55,854      (46,446)         (486)         8,922

Exercise of stock options.........................        128        397       --            --                397
Issuance of stock for product acquisitions........        315      1,495       --            --              1,495
Issuance of stock in settlement of litigation.....        691      3,090       --            --              3,090
Issuance of common stock upon conversion of
  preferred stock from private equity financings,
  net.............................................      2,651      6,395       --            --              6,395
Issuance of stock pursuant to employee stock
  purchase plan...................................         76        204       --                              204
Effect of foreign currency translation............     --         --           --              (170)          (170)
Net loss..........................................     --         --           (1,541)       --             (1,541)
                                                    ---------  ---------  ------------        -----    ------------
Balances as of June 30, 1996......................     17,847  $  67,435   $  (47,987)    $    (656)    $   18,792
                                                    ---------  ---------  ------------        -----    ------------
                                                    ---------  ---------  ------------        -----    ------------

          See accompanying Notes to Consolidated Financial Statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Ross Systems, Inc. (the "Company") and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

    (B) BUSINESS OF THE COMPANY

    The Company develops and markets proprietary financial, manufacturing, distribution and human resources software packages, complemented by a relational fourth generation programming environment. It also provides services such as professional consulting services, custom application development, education and on-line support. The Company operates in one business segment and no individual customer accounted for more than 10% of total revenues. The Company does not have a concentration of credit risk in any one industry or geographic region.

    (C) CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

    To date, the Company's short-term investments have not been significant.

    (D) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is accumulated using the straight-line and declining balance methods over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements and equipment under capital leases are amortized using the straight-line method over the shorter of the terms of the related leases or the respective useful lives of the assets.

    (E) NET EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

    Net earnings (loss) per common and common equivalent share are computed by dividing net earnings or net loss by the weighted average number of common shares and common stock equivalents determined to be outstanding during the periods. Common stock equivalents are not considered in the calculation of net loss per share when their effect would be antidilutive.

    (F) AMORTIZATION OF OTHER ASSETS

    The other assets described in Notes 2 and 4 are amortized using the straight-line method over the following estimated useful lives:

Acquired software technology..................................  3 to 5 years
Covenants not to compete......................................  3 to 5 years
                                                                7 to 10
Goodwill......................................................  years

    Other assets have generally resulted from business combinations accounted for as purchases and are recorded at the lower of unamortized cost or fair value. The Company periodically reviews the carrying

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amounts of these assets for indications of impairment, based on expected undiscounted cash flows related to the acquired entities or products.

    (G) REVENUE RECOGNITION

    The Company recognizes revenues from licenses of computer software provided that a noncancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no significant other vendor obligations exist. Any cancellation or refund provisions contained in the license agreement are reviewed to determine the likelihood of their exercise. If the Company determines that the likelihood of the exercise of such provisions is other than remote, the software product license revenues are deferred until such time as the Company determines that the likelihood of the exercise of the provisions is remote. Where the Company has future obligations, if such obligations are insignificant, related costs are accrued immediately. When the obligations are significant, the software product license revenues are deferred. Future contractual obligations can include software customization, requirements to provide additional products in the future and porting products to new platforms. Contracts which require significant software customization are accounted for on the percentage of completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

    Service revenues generated from professional consulting and training services are recognized as the services are performed. Maintenance revenues, including revenues bundled with original software product license revenues, are deferred and recognized ratably over the related contract period, generally twelve months.

    (H) COMPUTER SOFTWARE COSTS

    The Company capitalizes computer software product development costs incurred in developing a product once technological feasibility has been established and until the product is available for general release to customers. Technological feasibility is established when the Company either (i) completes a detail program design that encompasses product function, feature and technical requirements and is ready for coding, and confirms that the product design is complete, that the necessary skills, hardware and software technology are available to produce the product, that the completeness of the detail program design is consistent with the product design by documenting and tracing the detail program design to the product specifications, and that the detail program design has been reviewed for high-risk development issues and any related uncertainties have been resolved through coding and testing; or, (ii) completes a product design and working model of the software product, and the completeness of the working model and its consistency with the product design have been confirmed by testing. The Company evaluates realizability of the capitalized amounts based on expected revenues from the product over the remaining amortization period. Where future revenue streams are not expected to cover remaining amounts to be amortized, the Company either accelerates amortization or expenses remaining capitalized amounts. Amortization of such costs is computed on a straight-line basis over the expected economic life of the product (not to exceed five years). As of June 30, 1996 and 1995, capitalized computer software costs approximated $38,629,000 and $30,377,000, respectively, and related accumulated amortization totaled $18,784,000 and $12,849,000, respectively. Software costs related to the development of new products incurred prior to establishing technological feasibility or after general release are expensed as incurred.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (I) INCOME TAXES

    In accordance with Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES" ("Statement 109"), the Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are established to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

    (J) FOREIGN OPERATIONS AND CURRENCY TRANSLATION

    The local currencies of the Company's foreign subsidiaries are the functional currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at current exchange rates, and the resulting translation gains and losses are included as an adjustment to shareholders' equity. Transaction gains and losses relate to U.S. dollar denominated intercompany receivables recorded in the financial statements of the Company's foreign subsidiaries and are reflected in income. Where related intercompany balances have been designated as long-term, gains and losses are included as an adjustment to shareholders' equity. Net gains and losses arising from foreign currency transactions for all periods have not been significant.

    (K) RECLASSIFICATIONS

    Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 financial statement presentation.

    (L) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

    (M) NEW ACCOUNTING PRONOUNCEMENTS

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("Statement 123"). Statement 123 encourages, but does not require, the recognition of expense for stock-based awards based on their fair value on the date of grant. Upon adoption of Statement 123 on July 1, 1996, the Company will continue to account for all employee-stock based compensation, including stock options, using the "intrinsic value" method under APB 25 rather than the "fair value" approach encouraged by Statement 123. However, as required by Statement 123, the Company will provide pro forma disclosures of what net earnings and net earnings per share would have been had the new fair value method been used.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(2) ACQUISITIONS AND DIVESTITURES

    During fiscal 1993, the Company accrued $5,500,000 in connection with earn-out payments related to the Company's 1990 acquisition of certain assets of Argonaut Information Systems of California, Inc. ("Argonaut"). On June 30, 1995, the Company and Argonaut reached a final settlement regarding an acquisition earn-out that was submitted to binding arbitration in July 1994, for which the Company accrued another $3,330,000 and interest, costs and attorneys fees of $1,461,000. As of June 30, 1995, the Company had paid $5,132,000 of the $9,923,000 aggregate accrual. The Company also agreed to issue 190,000 shares of its Common Stock to Argonaut with a value of approximately $808,000 in exchange for a non-exclusive, worldwide, royalty-free license to certain additional Argonaut technology, of which $552,000 was expensed in March 1995. On July 6, 1995, the Company issued these shares. In addition, $248,000 of legal expense incurred in connection with the Argonaut litigation during fiscal 1995 has been included as part of the Company's "Litigation settlements and expenses" on the accompanying 1995 Statement of Operations. In conjunction with the settlement agreement, the parties agreed to payment terms and the complete settlement of all claims. Under the terms of the settlement agreement, the Company agreed to pay Argonaut $1 million upon signing and the balance in nine installments of principal (plus interest at 12%). In exchange for the cash payments, the issuance of the common stock and the license of the technology, both parties released all claims against each other. In February 1996, the Company made its final payment to Argonaut under the settlement agreement, thereby satisfying this obligation.

    On September 30, 1994, the Company sold substantially all of its assets related to its PRO/FIT distribution software product line for $2,200,000 in notes receivable. These assets included software, related trademarks and copyrights, customer contracts, accounts receivable, and equipment aggregating $2,070,000. The purchaser assumed all obligations pursuant to customer maintenance contracts acquired aggregating $625,000. The Company realized a $755,000 gain on the sale of these net assets. At June 30, 1995, $220,000 of the purchase price was receivable from the purchaser pursuant to a related promissory note. The note receivable carried an interest rate of 7.05% per year. The note was fully paid by June 30, 1996.

(3) PROPERTY AND EQUIPMENT

    A summary of property and equipment follows:

                                                                               JUNE 30,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Computer equipment....................................................  $   11,506  $   11,821
Furniture and fixtures................................................       3,667       4,086
Leasehold improvements................................................       1,729       1,334
                                                                        ----------  ----------
                                                                            16,902      17,241
Less accumulated depreciation and amortization........................     (12,880)    (12,168)
                                                                        ----------  ----------
                                                                        $    4,022  $    5,073
                                                                        ----------  ----------
                                                                        ----------  ----------

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(4) OTHER ASSETS

    A summary of other assets follows:

                                                                                 JUNE 30,
                                                                           --------------------
                                                                             1996       1995
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Purchased computer software technology...................................  $   3,328  $   2,596
Covenants not to compete.................................................      1,005      1,005
Goodwill.................................................................      3,851      3,851
Other....................................................................      1,861        780
                                                                           ---------  ---------
                                                                              10,045      8,232
Less accumulated amortization............................................     (6,549)    (5,660)
                                                                           ---------  ---------
                                                                           $   3,496  $   2,572
                                                                           ---------  ---------
                                                                           ---------  ---------

    During fiscal 1996, the Company settled certain of its accounts receivable from a former distributor by way of assignment of the former distributions customer base. The total amount capitalized was $749,000 and is being amortized over three years.

    On September 30, 1995, the Company purchased the Plant Maintenance module from CHAMPS Software, Inc. ("Champs"). In exchange for the software, the Company issued Champs 125,000 shares of Common Stock with a value of $687,500. This amount was recorded as purchased computer software technology and is being amortized in accordance with Company policy for such assets.

(5) ACCRUED EXPENSES

    A summary of accrued expenses follows:

                                                                                 JUNE 30,
                                                                           --------------------
                                                                             1996       1995
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Accrued vacation and other employee benefits.............................  $   1,343  $   1,786
Accrued commissions......................................................      1,992      1,250
Deferred rent............................................................        502        825
Accrued acquisition expenses.............................................     --            372
Accrued litigation settlements...........................................     --          8,231
Sales and use taxes payable..............................................      1,483      1,366
Restructuring charges....................................................         94        496
Customer settlements.....................................................        214        451
Royalties................................................................        843        245
Other....................................................................      1,382      1,672
                                                                           ---------  ---------
                                                                           $   7,853  $  16,694
                                                                           ---------  ---------
                                                                           ---------  ---------

(6) DEBT

    The Company has a $10,000,000 revolving credit facility which is collateralized by substantially all assets of the Company. The revolving credit facility expires on October 31, 1997; carries an interest rate

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(6) DEBT (CONTINUED)
which can vary from 1% to 3% above the prime rate depending on Company profitability and certain equity capital raising activities; and, restricts the Company's ability to enter into any acquisition or merger not in the Company's regular line of business and to pay any cash dividends on the Company's stock. The revolving credit facility may be withdrawn if (a) the Company fails to pay any principal or interest amount due, or (b) there is a material impairment of the Company's business which would prevent loan repayment, and (c) any of these events are not remedied by the Company within allowable periods. On June 30, 1996 and 1995, $8,605,000 and $4,443,000 were outstanding under the Company's revolving credit facilities, respectively.

    As of June 30, 1996 and 1995, the Company had outstanding capital lease obligations aggregating $174,000 and $783,000, respectively.

(7) COMMITMENTS AND CONTINGENCIES

    During fiscal 1995, the Company settled two significant lawsuits. The first suit was filed on December 29, 1992 in the Superior Court for Santa Clara County in California, by Argonaut (see Note 2 "Acquisitions and Divestitures"). At June 30, 1995, the Company agreed to pay $4.8 million, plus interest, as its obligation under the settlement agreement. As of June 30, 1996, the Company had satisfied all obligations under the settlement agreement and no remaining amounts are due.

    The second suit, captioned BARRETT, ET AL. V. ROSS SYSTEMS, was filed on January 3, 1994 as a securities class action in the U.S. District Court for the Northern District of California. This suit was settled on or about October 11, 1995, and the Company accrued $3.7 million during fiscal 1995 as its share of the settlement. During fiscal 1996, the Company issued 658,351 shares of common stock to the plaintiffs in settlement of the Company's obligation.

    The Company recorded all amounts in its fiscal 1995 results of operations related to the settlement of these matters.

    The Company leases facilities and certain equipment under operating leases which expire at various dates through fiscal 2001. Certain leases include renewal options and rental escalation clauses to reflect changes in price indices, real estate taxes, and maintenance costs. As of June 30, 1996, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

FISCAL YEAR
- -------------------------------------------------------------------------------------
1997.................................................................................  $   4,337
1998.................................................................................      2,376
1999.................................................................................      1,488
2000.................................................................................        572
2001.................................................................................         93
                                                                                       ---------
Total future minimum lease payments..................................................  $   8,866
                                                                                       ---------
                                                                                       ---------

    Rent expense approximated $3,225,000, $5,063,000 and $6,054,000 for fiscal 1996, 1995 and 1994, respectively. Included in fiscal 1996 rent expense is income from certain noncancelable subleases of approximately $1,006,000.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(7) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    As of June 30, 1996, future sublease income to be received is as follows (in thousands):

FISCAL YEAR
- -------------------------------------------------------------------------------------
1997.................................................................................  $     856
1998.................................................................................        178
1999.................................................................................        178
2000.................................................................................        147
                                                                                       ---------
Total future sublease income.........................................................  $   1,359
                                                                                       ---------
                                                                                       ---------

(8) CAPITAL STOCK

    (A) PREFERRED STOCK

    In fiscal 1991, the Company authorized a new class of no par value Preferred Stock consisting of 5,000,000 shares. The Board of Directors is authorized to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the shareholders. As of June 30, 1996, the Company had issued, converted and retired 500,500 shares of Preferred Stock. In addition, under a December 29, 1995 subscription agreement between the Company and an investor, the investor granted the Company options (the "Options") to require the investor to purchase shares of the Company's Preferred Stock with an aggregate value of $4 million during the period from and including July 1, 1996 through and including December 30, 1998. The Company has created and reserved 500,000 shares of its Series B Convertible Preferred Stock and 500,000 shares of its Series C Convertible Preferred Stock for issuance and sale to the investor upon exercise of the Options. In addition, the Company has created and issued an aggregate of 500 shares of its Series D Convertible Preferred Stock.

    (B) NON-VOTING COMMON STOCK

    The Company's Restated Articles of Incorporation authorize the issuance of up to 2,000,000 shares of non-voting common stock. No shares of non-voting common stock were outstanding as of June 30, 1996.

    (C) PRIVATE EQUITY FINANCING

    During fiscal 1996 the Company completed two private placements of equity securities. On January 2, 1996 the Company received approximately $1,820,000 in cash proceeds net of offering expenses, for the issuance of 500,000 shares of the Company's Series A Convertible Preferred Stock. In addition, on February 28, 1996 the Company received approximately $4,575,000 in cash proceeds net of offering expenses, for the issuance of 500 shares of the Company's Series D Convertible Preferred Stock. As of June 30, 1996 all of the Preferred Stock issued had been converted into the Company's Common Stock.

    (D) WARRANTS

    In connection with the issuance of the Company's Series A Convertible Preferred Stock and the pending subsequent issuances of the Company's Series B and Series C Convertible Preferred Stock the Company granted a warrant to the "investor" to purchase 400,000 shares of the Company's Common Stock

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(8) CAPITAL STOCK (CONTINUED)
at an exercise price of $5.576 per share during the period from and including July, 1, 1997 through and including December 29, 2000.

(9) EMPLOYEE STOCK PLANS

    (A) STOCK OPTION PLANS

    The Company has reserved 2,100,000 shares of common stock for issuance under its 1988 Incentive Stock Plan (the "Plan"). Under the Plan, the Company may issue options to purchase shares of the Company's common stock to eligible employees, officers, directors, independent contractors and consultants. The term of the options issued under the Plan cannot exceed ten years from the date of grant. Options granted to date generally become exercisable over four to five years based on the grantees continued service with the Company.

    On August 29, 1994, the Company entered into an agreement with all optionees (except outside directors) to reprice all stock options they held with an exercise price in excess of $3.625. Optionees received new option grants that maintained the same vesting schedules as the original options, had an exercise price of $3.625 and expired ten years from date of grant, August 28, 2004. A total of 205 optionees participated in the program, repricing 806,788 total stock options. Optionees who elected to not participate in the program retained their original options.

    A summary of all stock option activity follows:

                                                                OPTIONS           PRICE
                                                             -------------  ------------------
Balance as of June 30, 1994................................      1,058,000  $    .400 - 15.000

Granted....................................................      1,326,000      3.625 -  5.250
Exercised..................................................       (105,000)     2.900 -  3.625
Canceled...................................................     (1,245,000)     2.900 - 15.000
                                                             -------------  ------------------
Balance as of June 30, 1995................................      1,034,000       .400 - 12.125

Granted....................................................        703,000      2.750 -  6.500
Exercised..................................................       (128,000)      .400 -  5.250
Canceled...................................................       (362,000)     2.750 - 10.000
                                                             -------------  ------------------
Balance as of June 30, 1996
  (of which 420,377 are exercisable).......................      1,247,000  $  2.750 - $12.125
                                                             -------------  ------------------
                                                             -------------  ------------------

    (B) EMPLOYEE STOCK PURCHASE PLAN

    Subject to shareholder approval, the Company has reserved 650,000 shares of common stock for issuance under its 1991 Employee Stock Purchase Plan. Under this plan, the Company's employees may purchase, through payroll deductions of 1% to 10% of compensation, shares of common stock at a price per share that is the lesser of 85% of its fair market value as of the beginning or end of the offering period. As of June 30, 1996, 442,024 shares had been issued under the plan.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(9) EMPLOYEE STOCK PLANS (CONTINUED)
    (C) OTHER EMPLOYEE PLAN

    In June 1992, the Company reserved 200,000 shares of common stock for issuance to certain employees as payment under compensation agreements. As of June 30, 1996, 10,000 shares had been issued under the plan.

(10) INCOME TAXES

    Losses before income taxes include foreign losses before income taxes of approximately $4,100,000, $4,900,000 and $3,500,000 for fiscal 1996, 1995 and
1994, respectively.

    Income tax expense (benefit) for the years ended June 30, 1996, 1995 and 1994 consists of the following (in thousands):

                                                                       1996       1995       1994
                                                                     ---------  ---------  ---------
Current:
  Federal..........................................................  $  --      $  --      $    (580)
  Foreign..........................................................        133       (112)    (2,713)
  State............................................................          9         20     --
                                                                     ---------  ---------  ---------
                                                                           142        (92)    (3,293)
                                                                     ---------  ---------  ---------
Deferred:
  Federal..........................................................     --         --          2,647
  Foreign..........................................................     --         --             78
  State............................................................     --         --            568
                                                                     ---------  ---------  ---------
                                                                        --         --          3,293
                                                                     ---------  ---------  ---------
                                                                     $     142  $     (92) $  --
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

    For the years ended June 30, 1996, 1995 and 1994, the reconciliation between the amounts computed by applying the United States federal statutory tax rate of 34% to loss before income taxes and the actual tax expense follows (in thousands):

                                                                    1996       1995       1994
                                                                  ---------  ---------  ---------
Income tax (benefit) expense at statutory rate..................  $    (476) $  (5,311) $  (6,363)
State income tax (benefit) expense, net of federal income tax
  benefit.......................................................          9         20     --
Change in beginning of year valuation allowance.................     --         --          3,293
Losses for which no benefit is recognized.......................        305      4,881      2,827
Rate differential related to foreign income and foreign tax
  withholdings..................................................        133     --         --
Amortization of other assets....................................        132        233        243
Other...........................................................         39         85     --
                                                                  ---------  ---------  ---------
                                                                  $     142  $     (92) $  --
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(10) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 1996 and 1995 were as follows (in thousands):

                                                                           1996        1995
                                                                        ----------  ----------
Accruals and reserves.................................................  $    2,358  $    7,369
Net operating loss carryforward (federal).............................      14,317       9,679
Net operating loss carryforward (state)...............................       1,155         579
Net operating loss carryforward (foreign).............................       3,638       2,256
Foreign tax and research credit carryforwards.........................       2,421       3,189
                                                                        ----------  ----------
    Total gross deferred tax assets...................................      23,889      23,072
    Less valuation allowance..........................................     (14,977)    (15,666)
                                                                        ----------  ----------
    Net deferred tax assets...........................................       8,912       7,406
                                                                                    ----------
Capitalized computer software costs...................................      (8,271)     (7,011)
Undistributed earnings of DISC subsidiary.............................        (345)       (298)
Fixed assets--depreciation differences................................        (296)        (97)
                                                                        ----------  ----------
    Total gross deferred liabilities..................................      (8,912)     (7,406)
                                                                        ----------  ----------
Net deferred tax assets...............................................  $   --      $   --
                                                                        ----------  ----------
                                                                        ----------  ----------

    The net change in total valuation allowance for the year ended June 30, 1996 was a decrease of $689,000. The valuation allowance has been established to recognize the uncertainty of utilizing loss and credit carryovers and certain deferred assets.

    At June 30, 1996, the Company had net operating loss carryforwards of approximately $42,109,000, $12,419,000 and $10,500,000 for federal, California and foreign tax purposes, respectively. At June 30, 1996, the Company also had unused research and other credit carryforwards of approximately $1,886,000 and $535,000 for federal and California tax purposes, respectively. The loss and research credit carryforwards, if not utilized, will expire between fiscal 1998 and 2011.

    The benefit from subsequent usage of approximately $1,183,000 of the loss carryforwards attributable to stock option compensation will be allocated to Common Stock.

(11) RESTRUCTURING CHARGES

    Included in fiscal 1994 results is a $1,936,000 charge associated with the Company's restructuring of its workforce and facilities. The restructuring charge was recorded primarily for severance pay and related taxes and health benefits associated with reducing staffing levels of $635,000, and approximately $1,301,000 for eliminating excess facilities in both North America and Europe. During fiscal 1995, the Company determined that its restructuring reserve was overstated by approximately $345,000 and reversed that portion of the restructuring charge previously accrued. As of June 30, 1996 and 1995, the remaining restructuring reserves were approximately $94,000 and $496,000 respectively, and were included in accrued expenses. Net cash outfows from remaining lease payments will continue to be charged against the reserve until the lease expires in February 1997.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(12) FOREIGN OPERATIONS

    The Company markets its products worldwide. Revenues can be grouped into two primary geographic segments: North America and Europe. Selected financial data by primary geographic area for the years ended June 30, 1996, 1995 and 1994 follow (in thousands):

                                                               1996        1995        1994
                                                             ---------  ----------  ----------
Sales to unaffiliated customers:
  North America............................................  $  48,644  $   48,532  $   57,588
  Europe...................................................     19,692      22,747      18,407
                                                             ---------  ----------  ----------
      Total................................................  $  68,337  $   71,279  $   75,995
                                                             ---------  ----------  ----------
                                                             ---------  ----------  ----------
Operating earnings (loss):
  North America............................................  $   3,740  $  (10,640) $  (15,854)
  Europe...................................................     (3,917)     (4,847)     (2,319)
                                                             ---------  ----------  ----------
      Total................................................  $    (177) $  (15,487) $  (18,173)
                                                             ---------  ----------  ----------
                                                             ---------  ----------  ----------
Total assets:
  North America............................................  $  46,329  $   41,442  $   45,014
  Europe...................................................     11,720      13,619      15,522
                                                             ---------  ----------  ----------
      Total................................................  $  58,049  $   55,061  $   60,536
                                                             ---------  ----------  ----------
                                                             ---------  ----------  ----------
Export sales...............................................  $   7,334  $    5,838  $    4,470
                                                             ---------  ----------  ----------
                                                             ---------  ----------  ----------

(13) SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information for the years ended June 30, 1996, 1995 and 1994 follows (in thousands):

                                                                       1996       1995       1994
                                                                     ---------  ---------  ---------
Cash payments:
  Interest.........................................................  $   1,269  $   1,048  $     691
  Income taxes.....................................................  $      50  $     944  $     334

Noncash investing and financing activities:
  Portion of acquisition funded by issuance of common stock to
    selling shareholders...........................................     --         --      $     272
  Issuance of stock for licensed technology........................     --      $   1,000     --
  Acquisition of equipment under capital lease obligations.........  $     308  $     170  $     794
  Sale of product line for note receivable.........................     --      $   2,200     --
  Issuance of stock in settlement of litigation....................  $   3,090     --         --
  Issuance of stock for product acquisitions.......................  $   1,495     --         --
  Acquisition of a distributors customer base......................  $     759     --         --

(14) SUBSEQUENT EVENT

    On July 8, 1996, the Company sold 500,000 shares of its Series B Convertible Preferred Stock and Series C Convertible Preferred Stock to a foreign investor for an aggregate amount of $4,000,000. The $2,000,000 received for the sale of the Series B Convertible Preferred Stock represented a previous Option

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(14) SUBSEQUENT EVENT (CONTINUED)
granted the Company by the investor, and the $2,000,000 received for the sale of the Series C Convertible Preferred Stock represented a new investment by the investor. In consideration of the new investment, the Company granted the investor a warrant to purchase 640,000 shares of Common Stock that are exercisable during the period including July 1, 1997 through and including December 29, 2000 and will be exercisable at a price between $6.46 and $8.00 per share. The Company still holds its Option to require the investor to purchase an additional 500,000 shares of Convertible Preferred Stock for an aggregate of $2,000,000. See Note 8 "Capital Stock".

(15) RESTATEMENT OF DEFERRED REVENUES

    During fiscal 1996, the Company determined that its accounting process for recognizing renewable maintenance credits issued, resulted in an understatement of its deferred revenue balances in prior years. Accordingly, the Company restated its deferred revenues and accumulated deficit balances for all prior periods presented. These adjustments did not change the previously reported results of operations for any prior period presented.

(16) SELECTED UNAUDITED QUARTERLY INFORMATION

    Selected unaudited quarterly financial information for the years ended June 30, 1996 and 1995 follows (in thousands, except per share data):

                                                   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,
                                                     1996        1996       1995       1995
                                                   ---------  ----------  ---------  ---------
Total revenues...................................  $  19,732  $   17,893  $  16,496  $  14,216
Operating earnings (loss)........................  $   1,775  $    1,151  $     173  $  (3,276)
Net earnings (loss)..............................  $   1,535  $      717       (202) $  (3,591)
Net earnings (loss) per common share.............  $    0.09  $     0.05  $   (0.01) $   (0.25)


                                                   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,
                                                     1995        1995       1994       1994
                                                   ---------  ----------  ---------  ---------
Total revenues...................................  $  20,023  $   14,897  $  18,424  $  17,935
Operating loss...................................  $  (3,400) $  (10,820) $    (840) $    (427)
Net earnings (loss)..............................  $  (3,434) $  (10,989) $  (1,163) $      58
Net earnings (loss) per common share.............  $   (0.25) $    (0.80) $   (0.11) $    0.01

                                                                     SCHEDULE II

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                    ADDITIONS
                                                             ------------------------
                                                BALANCE AT   CHARGED TO     CHARGED
                                                 BEGINNING    COSTS AND    TO OTHER                      BALANCE AT
DESCRIPTION                                      OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS (1)   END OF PERIOD
- ----------------------------------------------  -----------  -----------  -----------  ---------------  -------------
Year ended June 30, 1996
  allowance for doubtful accounts and
  returns.....................................   $   2,780    $   1,029    $  --          $   1,175       $   2,634
                                                -----------  -----------  -----------        ------          ------
                                                -----------  -----------  -----------        ------          ------
Year ended June 30, 1995
  allowance for doubtful accounts and
  returns.....................................   $   3,180    $   2,401    $  --          $   2,801       $   2,780
                                                -----------  -----------  -----------        ------          ------
                                                -----------  -----------  -----------        ------          ------
Year ended June 30, 1994
  allowance for doubtful accounts and
  returns.....................................   $   1,576    $   5,614    $  --          $   4,010       $   3,180
                                                -----------  -----------  -----------        ------          ------
                                                -----------  -----------  -----------        ------          ------

- ------------------------

(1) Represents net charge-offs of specific receivables.