Form 10-Q
period 1996-09-30
ROSS SYSTEMS INC/CA
filed 1996-11-08
CIK 873594

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER  0-19092

                               ROSS SYSTEMS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                   94-2170198
          ----------                                   ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)

1100 JOHNSON FERRY ROAD, SUITE 750, ATLANTA, GEORGIA                 30342
----------------------------------------------------                 -----
    (Address of principal executive offices)                       (Zip code)

                                 (404) 851-1872
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              YES  X  NO
                                                           ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Outstanding
             Class                             November 1, 1996
             -----                             ----------------
          Common stock, no par value              18,589,346

--------------------------------------------------------------------------------
                           This is page 1 of 16 pages.
                         Index to exhibits is on page 15.

--------------------------------------------------------------------------------

                               ROSS SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
                        --------------------------------

                                TABLE OF CONTENTS


                                                                        PAGE NO.
--------------------------------------------------------------------------------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations -
             Three months ended September 30, 1996 and 1995                 3

          Condensed Consolidated Balance Sheets -
             September 30, 1996 and June 30, 1996                           4

          Condensed Consolidated Statements of Cash Flows -
             Three months ended September 30, 1996 and 1995                 5

          Notes to Condensed Consolidated Financial Statements              6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     8

--------------------------------------------------------------------------------
PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 13

--------------------------------------------------------------------------------
SIGNATURES                                                                 14

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS



                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Three months ended
                                                                      September 30,
                                                              -----------------------
                                                                  1996           1995
                                                                  ----           ----
Revenues:
  Software product licenses                                   $  6,797       $  4,534
  Consulting and other services                                  4,995          4,001
  Maintenance                                                    6,278          5,955
                                                              --------       --------
    Total revenues                                              18,070         14,490
                                                              --------       --------

Operating expenses:
  Costs of software product licenses,
  including sales and marketing                                  4,808          6,024
  Costs of consulting,
  maintenance and other services                                 6,474          6,677
  Product development                                            3,166          3,090
  General and administrative                                     1,901          1,797
  Provision for doubtful accounts and returns                      654             82
  Amortization of other assets                                     160             96
                                                              --------       --------
    Total operating expenses                                    17,163         17,766
                                                              --------       --------

Operating earnings (loss)                                          907         (3,276)

  Other expense, net                                              (189)          (303)
                                                              --------       --------
Earnings (loss) before income taxes                                718         (3,579)

  Income tax expense                                               222             12
                                                              --------       --------
Net earnings (loss)                                           $    496       $ (3,591)
                                                              --------       --------
                                                              --------       --------


Net earnings (loss) per common
    and common equivalent share                               $   0.03       $  (0.25)
                                                              --------       --------
                                                              --------       --------

Shares used in per share calculation                            18,876         14,308
                                                              --------       --------
                                                              --------       --------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         September 30,       June 30,
                                                              1996             1996
                                                              ----             ----

                                   ASSETS
Current assets:
  Cash and cash equivalents                                 $  2,347         $  1,862
  Accounts receivable, less allowance
    for doubtful accounts and returns                         23,615           26,430
  Prepaids and other current assets                            2,240            1,724
  Income taxes recoverable                                       494              670
                                                            --------         --------
    Total current assets                                      28,696           30,686

Property and equipment                                         3,952            4,022
Computer software costs                                       19,704           19,845
Other assets                                                   3,300            3,496
                                                            --------         --------

    Total assets                                            $ 55,652         $ 58,049
                                                            --------         --------
                                                            --------         --------



               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of debt                              $  8,053         $  8,743
  Accounts payable                                             4,934            5,406
  Accrued expenses                                             5,821            7,853
  Deferred revenues                                           13,773           17,219
                                                            --------         --------
    Total current liabilities                                 32,581           39,221
                                                            --------         --------

Long-term debt, less current installments                         21               36
                                                            --------         --------

Shareholders' equity:
  Common stock                                                67,459           67,435
  Preferred stock                                              3,737
  Accumulated deficit                                        (47,491)         (47,987)
  Cumulative translation adjustment                             (655)            (656)
                                                            --------         --------
    Total shareholders' equity                                23,050           18,792
                                                            --------         --------

    Total liabilities and shareholders' equity              $ 55,652         $ 58,049
                                                            --------         --------
                                                            --------         --------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 Three months ended
                                                                    September 30,
                                                            -------------------------
                                                                 1996           1995
                                                                 ----           ----
Cash flows from operating activities:
  Net earnings (loss)                                       $      496     $   (3,591)
  Adjustments to reconcile net earnings (loss) to
   net cash used for operating activities:
    Depreciation and amortization of property
     and equipment                                                 464            492
    Amortization of computer software costs                      1,587          1,341
    Amortization of other assets                                   160             96
    Provision for doubtful accounts and returns                    654             82
    Changes in operating assets and liabilities:
      Accounts receivable                                        2,161          2,712
      Prepaids and other current assets                           (516)            93
      Income taxes recoverable                                     176             87
      Accounts payable                                            (472)          (602)
      Accrued expenses                                          (2,032)        (3,308)
      Deferred revenues                                         (3,446)        (1,681)
    Other, net                                                      (3)             4
                                                            ----------     ----------
      Net cash used for operating activities                      (771)        (4,275)
                                                            ----------     ----------

Cash flows from investing activities:
  Purchases of property and equipment                             (469)          (390)
  Computer software costs capitalized                           (1,446)        (2,140)
  Acquisitions and divestitures                                                   (44)
  Other                                                            114           (247)
                                                            ----------     ----------
      Net cash used for investing activities                    (1,801)        (2,821)
                                                            ----------     ----------

Cash flows from financing activities:
  Net line of credit activity                                     (615)         4,052
  Capital lease payments                                           (90)          (115)
  Proceeds from issuance of common stock                            24            213
  Proceeds from issuance of preferred stock                      3,737
                                                            ----------     ----------
      Net cash provided by financing activities                  3,056          4,150
                                                            ----------     ----------

Effect of exchange rate changes on cash                              1            (18)
                                                            ----------     ----------
Net increase (decrease) in cash and cash equivalents               485         (2,964)

Cash and cash equivalents at beginning of period                 1,862          3,628
                                                            ----------     ----------

Cash and cash equivalents at end of period                  $    2,347     $      664
                                                            ----------     ----------
                                                            ----------     ----------

Noncash investing and financing activities:
  Purchase of assets for common stock                                      $    1,495
                                                                           ----------
                                                                           ----------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A)   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Ross Systems, Inc. (the "Company") reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of September 30, 1996, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     These unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended June 30, 1996.

     Certain fiscal 1996 amounts have been reclassified to conform with the fiscal 1997 financial statement presentation.

B)   ACCOUNTS RECEIVABLE

     As of the dates shown, accounts receivable consisted of the following (in thousands):

                                                                September 30,    June 30,
                                                                    1996           1996
                                                                    ----           ----
    Trade accounts receivable                                      $24,980       $29,064
    Less allowance for doubtful accounts and returns                (1,365)       (2,634)
                                                                   -------       -------
                                                                   $23,615       $26,430
                                                                   -------       -------
                                                                   -------       -------

C)   PROPERTY AND EQUIPMENT

     As of the dates shown, property and equipment consisted of the following (in thousands):

                                                                September 30,    June 30,
                                                                    1996           1996
                                                                    ----           ----
    Computer equipment                                             $11,808       $11,506
    Furniture and fixtures                                           3,662         3,667
    Leasehold improvements                                           1,761         1,729
                                                                   -------       -------
                                                                    17,231        16,902
    Less accumulated depreciation and amortization                 (13,279)      (12,880)
                                                                   -------       -------
                                                                   $ 3,952       $ 4,022
                                                                   -------       -------
                                                                   -------       -------

D)   NEW ACCOUNTING PRONOUNCEMENTS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("Statement 123"). Statement 123 encourages, but does not require, the recognition of expense for stock-based awards based on their fair value on the date of grant. Upon adoption of Statement 123 on July 1, 1996, the Company has continued to account for all employee stock-based compensation, including stock options, using the "intrinsic value" method under APB 25 rather than the "fair value" approach encouraged by Statement 123. However, as required by Statement 123, the Company will provide pro forma disclosures of what net earnings and net earnings per share would have been had the new fair value method been used.

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


RESULTS OF OPERATIONS

REVENUES

     Total revenues for the quarter ended September 30, 1996 increased 25% to $18,070,000 from $14,490,000 in the same quarter of fiscal 1996. The Company experienced increases in all three revenue categories from the prior year.

     Software product license revenues were $6,797,000 during the quarter, an increase of $2,263,000, or 50%, from the same period in fiscal 1996. The Company experienced a decrease in the North American market of approximately $188,000, or 0.6%, however, the Company experienced an increase of $2,451,000, or 166%, in the European, Asian and Pacific Rim ("International") markets from the same period last year. Software product license revenues for the first quarter of fiscal 1997 include one large contract that contributed significantly to the Company's international growth. The Company's Client Server/Open Systems products continued to increase as a percentage of total software product license revenues. For the quarter, Client Server/Open Systems product offerings represented 95% of total software product license revenues, compared with 91% for the first quarter of fiscal 1996. The Company experienced growth in the Renaissance CS Manufacturing, Financials, and Human Resource products which increased 48%, 110%, and 40%, respectively, over fiscal 1996 results. Software product license revenues from sales of the Company's Renaissance CS products to process manufacturing customers increased 40% over the first quarter of fiscal 1996. Additionally, software product license revenues from sales to healthcare and non-profit customers increased 123% over the first quarter of fiscal 1996.

     For the first quarter of fiscal 1997, revenues from consulting and other services increased by 25% to $4,995,000 from $4,001,000 for the same period in fiscal 1996. Revenues from consulting and other services (which are recognized as performed) are generally correlated with software product license revenues (which are recognized upon delivery), so that when software product license revenues increase, future period services revenues generally increase as a result. During the first quarter of fiscal 1997, the Company experienced increases in North American, and International services revenues. North American services revenues increased 24%, or approximately $636,000. International services revenues increased $358,000, or 27%, principally as a result of the addition of the Asian and Pacific Rim markets which accounted for $340,000 of the increase.

     Maintenance revenues for the first quarter of fiscal 1997 increased by 5% to $6,278,000 from $5,955,000. The increase in maintenance revenues was principally a result of increasing software product license revenue during the previous four fiscal quarters. During the first quarter of fiscal 1997, the Company experienced increases in North American and International maintenance revenues. North American maintenance revenues increased 2%, or approximately $99,000. International maintenance revenues increased $224,000, or 13%, due largely to the increased activity in the Asian and Pacific Rim markets which accounted for $200,000 of the increase.

     International revenues as a percentage of total revenues increased to 42% in the first quarter of fiscal 1997 from 31% in the same quarter last year. This increase is due primarily to the revenues attributable to the Asian and Pacific Rim markets which increased to approximately $3.4 million in the first quarter of fiscal 1997 from $164,000 in the prior year as a result of the aforementioned significant contract. Overall, European revenues declined by 4% from the prior year as a result of a decrease in software product license revenues, offset by increases in services and maintenance revenues.

OPERATING EXPENSES

     Costs of software product licenses, including sales and marketing expenses for the first quarter of fiscal 1997 decreased by 20% to $4,808,000 from $6,024,000 in 1996. The majority of the decline was due to decreases in personnel-related and travel expenses from fiscal 1996 to 1997 . Personnel-related expenses declined approximately $538,000 and travel expenses declined approximately $224,000 from the prior year as a result of decreases in sales and marketing personnel. Marketing expenses also decreased approximately $115,000. The Company's gross margin resulting from software product license revenues for the first quarter of fiscal 1997 was 29% compared to a (35)% margin in the same quarter of fiscal 1996. The improvement in the fiscal 1997 gross margin was due to an increase in software product license revenues (see preceding "Revenues" discussion) and continued reductions in software product license sales and marketing expenses.

     Costs of consulting, maintenance and other services includes expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, product documentation, packaging and associated manufacturing costs, and other costs of sales. Costs of consulting, maintenance and other services decreased by 3% to $6,474,000 in the first quarter of fiscal 1997 compared with $6,677,000 in 1996. This decrease is largely the result of a decline in personnel-related expenses, including a $130,000 decrease in salary expense and a $111,000 decrease in incentive compensation. The Company's gross profit margin from consulting, maintenance and other services for the first quarter of fiscal 1997 was 43%, increased from 33% in the same quarter in fiscal 1996. The increase in the gross profit margin was principally a result of increases in consulting and other services revenues (see preceding "Revenues" discussion), as well as the decreases in expenses described above.

     Product development expenses increased by 2% to $3,166,000 in the first quarter of fiscal 1997 from $3,090,000 in the same quarter last year. Total product development expenditures decreased 22%, as summarized by the following table (in thousands):

                                                                  Three Months Ended
                                                                     September 30,
                                                               ----------------------
                                                                  1996           1995
                                                                  ----           ----
  Expenses                                                     $ 3,166        $ 3,090
  Amortization of previously capitalized
  software development costs                                    (1,587)        (1,341)
                                                               -------        -------
  Expenses, net of amortization                                  1,579          1,749
  Capitalized software development costs                         1,446          2,140
                                                               -------        -------
  Total expenditures                                           $ 3,025        $ 3,889
                                                               -------        -------
                                                               -------        -------

  Total expenditures as a
     percent of total revenues                                   16.7%          26.8%
                                                               -------        -------
                                                               -------        -------

  Capitalized software, net of
     amortization, as a percent of
     total expenditures                                         (4.7)%          20.5%
                                                               -------        -------
                                                               -------        -------

     As a percentage of revenues, fiscal 1997 product development expenditures decreased from 1996 expenditures. Product development expenditures during fiscal 1997 have been primarily focused on continued enhancements to existing products and developing new products. During the quarter, software development costs capitalized included amounts attributable to the development of Renaissance CS Financial and Human Resource series, developing and enhancing versions of GEMBASE, the Company's fourth generation language, and the porting of Renaissance CS to operate with the Windows NT platform.

     General and administrative expenses for the quarter increased by $104,000, or 6%, to $1,901,000 from $1,797,000 in the same period of fiscal 1996. The primary causes of the change were increases in accounting fees of approximately $88,000 and increases in business taxes and fees of approximately $153,000. These increases were partially offset by a decrease in personnel and facilities related expenses of approximately $117,000.

     In the three month period ended September 30, 1996, the Company recorded a provision for doubtful accounts of $654,000, as compared to $82,000 recorded in the first quarter of fiscal 1996.

     The fiscal 1997 provision consisted of the following components: (a) $132,000 for two specific customer accounts receivable which the Company identified as being potentially uncollectible as a result of payment history or possible disputes, and (b) $522,000 in adjustments to the Company's general allowance for doubtful accounts and returns.

     The fiscal 1996 provision consisted of the following components: (a) $76,000 for (i) five specific customer accounts receivable which the Company identified as being potentially uncollectible as a result of payment history or possible disputes, and (ii) adjustments to the Company's general allowance for doubtful accounts and returns; and, (b) credits of $6,000 issued by the Company to two customers. These credits are typically issued to resolve disputes regarding (i) consultant billing rates and/or hours billed, or (ii) applicable distributor royalty rates.

     Amortization of other assets increased in the first quarter of fiscal 1997 to $160,000 from $96,000 in the same period last year. Amortization relates to the purchase of the Company in 1988 and its subsequent acquisitions of other products and companies. During fiscal 1996, the Company acquired a former distributor's customer base for approximately $749,000. The related asset is being amortized over three years.

OTHER EXPENSE

     Other expense for the quarter was $189,000, as compared to $303,000 in the same quarter of fiscal 1996. For both periods, other expense consisted principally of interest expense. The decrease was due to lower average debt balances during fiscal 1997 further impacted by declines in interest rates as a result of prior equity financings.

INCOME TAX EXPENSE

     During the first quarter of fiscal 1997, the Company recognized income tax expense of $222,000 as compared to income tax expense of $12,000 in the same period of the prior year. Income tax expense in both periods included withholding taxes accrued in certain foreign jurisdictions where the Company had no available net operating losses. The increase in fiscal 1997 is due largely to significant foreign sales resulting in withholding taxes and a provision for alternative minimum taxes in North America.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its continuing operations through funds received in private equity financings, cash generated from operations, existing cash balances and available credit facilities. At September 30, 1996, the Company had $2,347,000 of cash and cash equivalents and $7,990,000 outstanding against a $10,000,000 revolving credit facility. Borrowings under the credit facility are collateralized by substantially all assets of the Company. During the quarter, the Company received approximately $3,737,000, net of offering expenses, as a result of the private placement equity financing described below:

     On December 29, 1995, the Company entered into a Subscription Agreement (the "Agreement") with a foreign institutional investor pursuant to which the investor purchased 500,000 shares of the Company's Series A Preferred Stock for an aggregate purchase price of $2,000,000. In connection with this transaction, the investor granted the Company options (the "Options") to require the investor to purchase shares of the Company's Preferred Stock with an aggregate value of $4,000,000 during the period from and including July 1, 1996 through and including December 30, 1998. The Company created and reserved 500,000 shares of its Series B Preferred Stock and 500,000 shares of its Series C Preferred Stock for issuance and sale to the investor upon exercise of the Options. In addition, the Company granted the investor a warrant (the "Warrant") to purchase 400,000 shares of the Company's Common Stock at an exercise price of $5.576 per share during the period from and including July 1, 1997 through and including December 29, 2000.

     Pursuant to the Agreement, the Company exercised its first Option on July 8, 1996. Concurrently, the investor also agreed to invest an additional $2,000,000 under terms similar to those in the Agreement. In exchange for the additional investment, the Company granted the investor a warrant for an additional 640,000 shares of the Company's Common Stock. This warrant is exercisable during the period from and including July 1, 1997 through and including December 29, 2000, and will be exercisable at a price between $6.46 and $8.00 per share. The gross proceeds from the July 1996 transactions were $4,000,000. The Company still has one Option to require the investor to invest $2,000,000 in December 1996.

     On October 8, 1996 the investor converted 500,000 shares of their Series B Preferred Stock into 374,650 shares of the Company's Common Stock. The conversion price was approximately $5.34 per share.

     On October 24, 1996 the investor converted 500,000 shares of their Series C Preferred Stock into 359,800 shares of the Company's Common Stock. The conversion price was approximately $5.56 per share.

     The Company's ability to meet its cash requirements for operations and recurring capital expenditures will depend upon funds expected to be generated from operations, amounts available under its line of credit facility, funds to be received in the future from the Option, in addition to the funds already received from the private equity financing described above. The Company is also presently investigating alternative sources of capital available to strengthen its balance sheet and improve its liquidity. The Company believes it is likely that any amounts raised in connection with these investigations would require the issuance of additional shares of its Common Stock.

                          PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

          Exhibit 11 - Computation of Per Share Earnings

(b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1996.

ITEMS 1, 2, 3, 4 AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ROSS SYSTEMS, INC.




Date:  November 8, 1996                 /S/ JAMES A. WATTS, JR.
                                   ----------------------------------------

                                   James A. Watts, Jr.
                                   Vice President, Finance and
                                     Administration and Chief Financial Officer

                                   (Principal Financial and Accounting Officer and Duly Authorized Officer)

                               ROSS SYSTEMS, INC.

                                INDEX TO EXHIBITS

                                                                    Sequentially
Exhibit                                                               Numbered
  No.                              Description                          Page
-------   -------------------------------------------------------       ----


3.1       Restated Articles of Incorporation of Registrant (1) . . .     ---

3.2       Certificate of Determination of Rights, Preferences
          and Privileges of Series A, Preferred Stock, Series B
          Preferred Stock and Series C Preferred Stock of Ross
          Systems, Inc. (2). . . . . . . . . . . . . . . . . . . . .     ---

3.3       Bylaws, as amended (3) . . . . . . . . . . . . . . . . . .     ---

10.1      Subscription Agreement dated June 28, 1996 between
          Registrant and Fletcher International Limited  . . . . . .     ---

10.2      Amendment No. 1 dated July 8, 1996 to
          December 29, 1995 Subscription Agreement and
          June 28, 1996 Subscription Agreement between
          Registrant and Fletcher International Limited  . . . . . .     ---

11.1      Statement regarding Computation of Net Earnings
          (Loss) Per Share . . . . . . . . . . . . . . . . . . . . .     16

27        Financial Data Schedule. . . . . . . . . . . . . . . . . .     ---

----------------------------------------

(1) Incorporated by reference to the exhibit filed with Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1995, as amended by the exhibits filed by the Registrant's Current Report on Form 8-K dated February 13, 1996.

(2) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996 filed May 6, 1996.

(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed September 27, 1993.