Form 10-Q
period 1996-12-31
ROSS SYSTEMS INC/CA
filed 1997-02-13
CIK 873594

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

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

                                    (404) 851-1872
                                    --------------
                 (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES X   NO
                                               ---    ---


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                         Outstanding
              Class                                    January 31, 1997
              -----                                    ----------------
    Common stock, no par value                             18,794,789

--------------------------------------------------------------------------------
                             This is page 1 of 18 pages.
                           Index to exhibits is on page 17.

--------------------------------------------------------------------------------
                                  ROSS SYSTEMS, INC.

                            QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED DECEMBER 31, 1996

                                  TABLE OF CONTENTS


                                                                       PAGE NO.
--------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations -
              Three and six months ended December 31, 1996 and 1995      3

         Condensed Consolidated Balance Sheets -
              December 31, 1996 and June 30, 1996                        4

         Condensed Consolidated Statements of Cash Flows -
              Six months ended December 31, 1996 and 1995                5

         Notes to Condensed Consolidated Financial Statements            6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8

--------------------------------------------------------------------------------

PART II  OTHER INFORMATION

Item 2.  Changes in Securities                                          14

Item 4.  Submission of Matters to a Vote of Security Holders            15

Item 6.  Exhibits and Reports on Form 8-K                               15

--------------------------------------------------------------------------------

SIGNATURES                                                              16

--------------------------------------------------------------------------------

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ROSS SYSTEMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              Three months ended            Six months ended
                                                  December 31,                  December 31,
                                         -------------------------     -------------------------
                                            1996           1995           1996           1995
                                            ----           ----           ----           ----
Revenues:
  Software product licenses              $  6,162       $  5,602      $  12,959      $  10,136
  Consulting and other services             5,967          5,276         10,962          9,277
  Maintenance                               6,426          6,111         12,704         12,066
                                         --------       --------       --------      ---------
         Total revenues                    18,555         16,989         36,625         31,479
                                         --------       --------       --------      ---------

Operating expenses:
  Costs of software product licenses          855            551          1,329            925
  Costs of consulting,
    maintenance and other services          6,927          5,905         13,326         12,482
  Sales and marketing                       4,611          5,410          9,020         11,160
  Product development                       2,937          3,046          6,103          6,136
  General and administrative                1,598          1,727          3,499          3,524
  Provision for uncollectible accounts        367             79          1,021            161
  Amortization of other assets                160             98            320            194
                                         --------       --------       --------      ---------
         Total operating expenses          17,455         16,816         34,618         34,582
                                         --------       --------       --------      ---------

Operating earnings (loss)                   1,100            173          2,007         (3,103)

  Other expenses, net                        (201)          (368)          (390)          (671)
                                         --------       --------       --------      ---------
Earnings (loss) before income taxes           899           (195)         1,617         (3,774)

  Income tax expense                           92              7            314             19
                                         --------       --------       --------      ---------
Net earnings (loss)                      $    807       $   (202)      $  1,303      $  (3,793)
                                         --------       --------       --------      ---------
                                         --------       --------       --------      ---------

Net earnings (loss) per common
  and common equivalent share            $   0.04       $  (0.01)      $   0.07      $   (0.26)
                                         --------       --------       --------      ---------
                                         --------       --------       --------      ---------


Shares used in per share computation       19,384         14,336         19,044         14,322
                                         --------       --------       --------      ---------
                                         --------       --------       --------      ---------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ROSS SYSTEMS, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


                                                        December 31,    June 30,
                                                          1996           1996
                                                          ----           ----
                        ASSETS

Current assets:
  Cash and cash equivalents                            $   1,951     $   1,862
  Accounts receivable,  less allowance
    for doubtful accounts and returns                     28,748        26,430
  Prepaids and other current assets                        1,931         1,724
  Income taxes recoverable                                   133           670
                                                       ---------     ---------
      Total current assets                                32,763        30,686

Property and equipment                                     4,918         4,022
Computer software costs                                   20,716        19,845
Other assets                                               4,545         3,496
                                                       ---------     ---------

      Total assets                                     $  62,942     $  58,049
                                                       ---------     ---------
                                                       ---------     ---------



      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of debt                          $  9,721      $  8,743
  Accounts payable                                         6,346         5,406
  Accrued expenses                                         6,458         7,853
  Deferred revenues                                       14,608        17,219
                                                       ---------     ---------
      Total current liabilities                           37,133        39,221
                                                       ---------     ---------

Long-term debt, less current installments                    334            36
                                                       ---------     ---------

Shareholders' equity:
  Common stock                                            72,751        67,435
  Accumulated deficit                                    (46,684)      (47,987)
  Cumulative translation adjustment                         (592)         (656)
                                                       ---------     ---------
      Total shareholders' equity                          25,475        18,792
                                                       ---------     ---------

      Total liabilities and shareholders' equity       $  62,942     $  58,049
                                                       ---------     ---------
                                                       ---------     ---------



The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ROSS SYSTEMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                                                  Six months ended
                                                                                     December 31,
                                                                             -----------------------
                                                                               1996          1995
                                                                               ----          ----
Cash flows from operating activities:
  Net earnings (loss)                                                       $  1,303      $ (3,793)
  Adjustments to reconcile net earnings (loss) to net cash
    used for operating activities:
      Depreciation and amortization of property and equipment                    973         1,000
      Amortization of computer software costs                                  3,249         2,716
      Amortization of other assets                                               320           194
      Provision for doubtful accounts and returns                              1,021           161
      Changes in operating assets and liabilities, net of acquisition:
         Accounts receivable                                                  (2,491)        2,487
         Prepaids and other current assets                                      (185)          256
         Income taxes recoverable                                                267           222
         Accounts payable                                                        545         1,286
         Accrued expenses                                                     (2,172)       (4,900)
         Deferred revenues                                                    (2,923)       (1,657)
      Other, net                                                                 (17)            4
                                                                            --------      --------
         Net cash used for operating activities                                 (110)       (2,024)
                                                                            --------      --------

Cash flows from investing activities:
  Purchases of property and equipment                                         (1,036)         (607)
  Computer software costs capitalized                                         (3,612)       (4,206)
  Acquisitions and divestitures                                                   54           106
  Other                                                                          185          (121)
                                                                            --------      --------
         Net cash used for investing activities                               (4,409)       (4,828)
                                                                            --------      --------

Cash flows from financing activities:
  Net line of credit activity                                                    787         4,687
  Capital lease payments                                                        (113)
  Proceeds from issuance of common stock                                         179           309
  Proceeds from issuance of preferred stock                                    3,737
                                                                            --------      --------
         Net cash provided by financing activities                             4,590         4,996
                                                                            --------      --------

Effect of exchange rate changes on cash                                           18           (15)
                                                                            --------      --------

Net increase (decrease) in cash and cash equivalents                              89        (1,871)

Cash and cash equivalents at beginning of period                               1,862         3,628
                                                                            --------      --------

Cash and cash equivalents at end of period                                  $  1,951      $  1,757
                                                                            --------      --------
                                                                            --------      --------

Noncash investing and financing activities:
  Business acquisitions for common stock & forgiveness of debt              $  3,727      $  1,495
                                                                            --------      --------
                                                                            --------      --------

  Conversion of preferred stock                                             $  3,737
                                                                            --------
                                                                            --------

  Capital lease additions                                                   $     29
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

                         ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A)  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Ross Systems, Inc. (the "Company") reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of December 31, 1996, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

B)  ACCOUNTS RECEIVABLE

    As of the dates shown, accounts receivable consisted of the following (in thousands):

                                                        December 31,   June 30,
                                                           1996          1996
                                                           ----          ----
    Trade accounts receivable                            $30,543       $29,064
    Less allowance for doubtful accounts and returns      (1,795)       (2,634)
                                                         -------       -------
                                                         $28,748       $26,430
                                                         -------       -------
                                                         -------       -------

C)  PROPERTY AND EQUIPMENT

    As of the dates shown, property and equipment consisted of the following (in thousands):

                                                       December 31,   June 30,
                                                          1996          1996
                                                          ----          ----
    Computer equipment                                  $ 12,535      $ 11,506
    Furniture and fixtures                                 4,047         3,667
    Leasehold improvements                                 2,083         1,729
                                                        --------      --------
                                                          18,665        16,902
    Less accumulated depreciation and amortization       (13,747)      (12,880)
                                                        --------      --------
                                                        $  4,918      $  4,022
                                                        --------      --------
                                                        --------      --------

D)  BUSINESS ACQUIRED

    On December 30, 1996, the Company acquired a 100% ownership interest in Ross Iberica, its distributor in Spain and Portugal for the past five years, in exchange for shares of the Company's common stock valued at approximately $1,400,000. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of the acquired business have been included in the Company's results of operations since the date of acquisition. The pro forma effects on total revenues, net earnings, and net earnings per share of including this subsidiary in the Company's Consolidated Statement of Operations from the beginning of fiscal 1997 and 1996 are not significant.

E)  NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

VARIABILITY OF QUARTERLY RESULTS

    The Company's software product license revenues can fluctuate from quarter to quarter depending upon, among other things, such factors as overall trends in the United States and international economies, new product introductions by the Company, hardware vendors and other software vendors, and customer buying patterns. Because the Company typically ships software products within a short period after orders are received, and therefore maintains a relatively small backlog, any weakening in customer demand can have an almost immediate adverse impact on revenues and operating results. Moreover, a substantial portion of the revenues for each quarter is attributable to a limited number of sales and tends to be realized in the latter part of the quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause substantial fluctuations in quarterly revenues and operating results. Finally, certain agreements signed during a quarter may not meet the Company's revenue recognition criteria resulting in deferral of such revenue to future periods. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of specific revenues can cause significant variation in operating results from quarter to quarter.

EQUITY FINANCING TRANSACTIONS

    The Company completed a private placement of equity securities subsequent to the end of the quarter. Please refer to "Liquidity and Capital Resources" for a description of this transaction.

RESULTS OF OPERATIONS

REVENUES

    Total revenues for the quarter ended December 31, 1996 increased 9% to $18,555,000 from $16,989,000 in the same quarter of fiscal 1996. Software product license revenues increased 10%, consulting and other services revenues increased 13%, and maintenance revenues increased 5% over the same quarter of the prior year.

    For the six month period ended December 31, 1996, total revenues increased 16% to $36,625,000 versus $31,479,000 in the same period of fiscal 1996. Software product license revenues increased 28%, services revenues increased 18%, and maintenance revenues increased 5% from prior year results.

    Software product license revenues were $6,162,000 for the quarter, an increase of $560,000 from the same period in fiscal 1996. Software product license revenues in the North American and the European, Asian/Pacific Rim ("International") markets increased from prior year results, with North America increasing 12%, or $378,000, Europe increasing 2%, or $48,000, and Asian/Pacific Rim markets increasing 36% or $134,000. European software product license revenues would have decreased slightly except for the Company's acquisition of its Spanish distributor during the quarter. The Company's open systems/client-server products represented 96% of total software product license revenues in the quarter compared to 93% in the same quarter of fiscal 1996. Software product license revenues from the Company's Renaissance CS Financials Series increased $1,450,000, or 89%, over the same quarter of the prior year and posted the largest increase among the Company's open systems/client-server products. For the six month period ended December 31, 1996, software product license revenues increased $2,823,000, or 28%, from the prior year. The Company experienced increases of 2%, or $101,000, and 569%, or $2,924,000, in the North American and Asian/Pacific Rim markets, respectively. partially offset by decreases in Europe of $202,000, or 6%. The Asian/Pacific Rim software product license revenues for the first quarter of fiscal 1997 include one large contract that contributed significantly to this increase. For the six months, the Company's open systems/client-server products represented approximately 96% of total software product license revenues, up from 93% for the same period in the prior year.

    Consulting and other services revenues for the second quarter of fiscal
1997 increased 13% to $5,967,000 from $5,276,000 in the same period of fiscal 1996. Revenues from consulting and other services (which are typically recognized as performed) are generally correlated with software product license revenues (which are typically recognized upon delivery), so that when software product license revenues fluctuate, future period services revenues generally show a corresponding fluctuation. For the quarter, North American services revenues increased by $382,000, or 11%. International services revenues increased $309,000 or 17% principally as a result of the addition of the Asia/Pacific Rim market which accounted for $170,000 of the increase. For the six month period ended December 31, 1996, services revenues increased 18%, or $1,685,000 from the same period of the prior year. The Company believes that the increase in consulting and other services revenues during the six month period was attributable to increases in software product license revenues during fiscal 1996 and 1997.

    Maintenance revenues for the quarter increased by 5%, to $6,426,000 from $6,111,000 in the second quarter of fiscal 1996. For the six month period ended December 31, 1996, maintenance revenues increased $638,000, or 5%, over fiscal 1996 results. The Company believes that the increase in maintenance revenues for the three and six month periods is a result of a increase in the number of maintenance customers for the Company's newer open systems/client-server products.

    While International revenues as a percentage of total revenues remained constant at 36% for the second quarters of fiscal 1997 and 1996, International revenues as a percentage of total revenues for the six months ended December 31, 1996 increased to 38% from 33% for the same period in fiscal 1996. This increase is due primarily to the revenues attributable to the Asian/Pacific Rim market which increased to approximately $4.0 million for the six months ended December 31, 1997 from $568,000 for the same period in the prior year as a result of the aforementioned significant contract. Overall, European revenues as a percentage of total revenues for the six months ended December 31, 1996 declined by 5% from the prior year as a result of decreases in software product license and services revenues.

OPERATING EXPENSES

    Costs of software product licenses include expenses related to royalties paid and product documentation and packaging. Royalty expenses will vary from quarter to quarter based on the mix of products being sold. Many of the Company's newer products have royalty obligations associated with them that had not existed previously. Costs of software product licenses for the quarter increased by 55% to $855,000 from $551,000 in fiscal 1996. For the six months ended December 31, 1996, the cost of software product licenses increased 44% to $1,329,000 from $925,000 in fiscal 1996. For the three and six month periods ended December 31, 1996, royalty expenses increased over the same period in the prior year by 61% and 56%, respectively. This increase is directly related to the increase in the Company's software product license revenues for the same periods. The Company's gross profit margin resulting from software product license revenues for the second quarter of fiscal 1997 was 86%, down from 90% in the same quarter of fiscal 1996. For the six months ended December 31, 1996, the margin was 90% as compared to

91% for the same period in the prior year. Increases in royalty expenses led to the decline in these margins for the three and six month periods.

    Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. Costs of consulting, maintenance and other services increased by 17% to $6,927,000 in the second quarter of fiscal 1997, as compared to $5,905,000 in the second quarter of fiscal 1996. The quarterly increase principally resulted from an increase in personnel-related expenses of approximately $600,000, increases in expenses related to outside consultants of approximately $115,000 and increases in facilities and supplies related expenses of approximately $300,000 over the same period in the prior year. For the six months ended December 31, 1996, costs of consulting, maintenance and other services increased 7% to $13,326,000 from $12,482,000 in the same period of fiscal 1996. The increase for the six month period was due largely to increases in personnel-related expenses of approximately $600,000 and increases in expenses related to outside consultants of approximately $280,000 compared to the same period in the prior year. The Company uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. The Company's gross profit margin resulting from consulting, maintenance and other services revenues for the second quarter of fiscal 1997 was 44%, down from 48% in the same quarter of fiscal 1996. For the six months ended December 31, 1996, the gross profit margin was 44% as compared to 42% for the same period of the prior year. The deterioration in the gross profit margin for the three month period was due largely to the increase in personnel expenses related to the hiring and training of new services and consulting personnel, and the time required until these new personnel begin to generate revenue. The improvement in the gross profit margin for the six month period was achieved through the previously discussed revenue increases, partially offset by the increases in consulting and other services expenses discussed above.

    Sales and marketing expenses for the quarter ended December 31, 1996 decreased by 15%, to $4,611,000 from $5,410,000 in the prior year. For the six month period, sales and marketing expenses decreased by 19% from $11,160,000 to $9,020,000. The majority of the decline was due to decreases in personnel-related expenses from fiscal 1996 to 1997 . For the quarter ended December 31, 1996, personnel-related expenses declined approximately $960,000 from the prior year as a result of decreases in sales and marketing personnel, offset by an increase of approximately $115,000 in marketing expenses related to the promotion of new products. For the six months ended December 31, 1996, personnel-related expenses decreased approximately $1,731,000 and related facilities and administration expenses decreased approximately $234,000 from the prior year. The three and six month decreases in personnel related expenses is a direct result in the Company's effort, over the past year, to streamline its sales and marketing efforts by targeting a limited number of markets such as process manufacturing, healthcare, and not-for-profit entities.

    Product development expenses decreased by 4%, to $2,937,000, in the second quarter of fiscal 1997 from $3,046,000 in the same quarter of the prior year. For the six month period ended December 31, 1996, these expenses decreased by 1%, to $6,103,000, from $6,136,000 in the same period last year. The following table summarizes product development expenditures (in thousands):

                                                            Three months ended      Six months ended
                                                                December 31,           December 31,
                                                            1996        1995        1996        1995
                                                            ----        ----        ----        ----
    Expenses                                              $2,937      $3,046      $6,103      $6,136
    Amortization of previously capitalized
           software development costs                     (1,662)     (1,375)     (3,249)     (2,716)
                                                          ------      ------      ------      ------
    Expenses, net of amortization                         $1,275      $1,671      $2,854      $3,421
    Capitalized software development costs                 2,166       2,066       3,612       4,206
                                                          ------      ------      ------      ------
    Total expenditures                                    $3,441      $3,737      $6,466      $7,627
                                                          ------      ------      ------      ------
                                                          ------      ------      ------      ------
    Total expenditures as a
      percent of total revenues                            18.5%       21.9%       17.7%       24.2%
                                                          ------      ------      ------      ------
                                                          ------      ------      ------      ------
    Capitalized software, net of amortization,
      as a percent of total expenditures                   14.6%       18.5%        5.6%       19.5%
                                                          ------      ------      ------      ------
                                                          ------      ------      ------      ------


    As a percentage of total revenues, fiscal 1997 product development expenditures decreased from 1996 expenditures. Product development expenditures during fiscal 1997 have been primarily focused on continued enhancements to existing products and developing new products. During the six months ended December 31, 1996, software development costs capitalized included amounts attributable to the development of Renaissance CS Financial and Human Resource series, developing and enhancing versions of GEMBASE, the Company's fourth generation language, and the porting of Renaissance CS to operate with the Windows NT platform.

    General and administrative expenses for the quarter ended December 31, 1996 decreased by 7%, to $1,598,000 from $1,727,000 in the prior year. For the six month period, total general and administrative expenses remained relatively unchanged. A major cause of the decrease in these expenses from the same quarter in the prior year was a reduction of approximately $100,000 in legal expenses and approximately $226,000 in facilities related expenses. These reductions were partially offset by an increase of approximately $150,000 in business taxes and fees.

    In the three month period ended December 31, 1996, the Company recorded a provision for doubtful accounts and returns of $367,000. The provision consisted of the following components: (a) $167,000 for five specific customer accounts receivable which the Company identified as being potentially uncollectible as a result of payment history or possible disputes, and (b) $200,000 in adjustments to the Company's general allowance for doubtful accounts and returns.

    For the comparable period in fiscal 1996, the Company recorded a provision for doubtful accounts and returns of $79,000. The provision consisted of the following components: (a) $(72,000) for (i) 18 specific customer accounts receivable resulting from payments of amounts previously reserved, partially offset by other amounts which the Company identified as being potentially uncollectible as a result of payment history or possible disputes, and (ii) adjustments to the Company's general provision for uncollectible accounts receivable; (b) credits of $98,000 issued by the Company to 12 customers; and,
(c) $53,000 for 4 customers related to resolution of other disputes.

    Amortization of other assets increased to $160,000 in the second quarter of fiscal 1997 from $98,000 in the same period last year. For the six month period, amortization of other assets was $320,000, compared to $194,000 in the same period of the prior year. Amortization related to the purchase of the Company in 1988 and its subsequent acquisitions of other products and companies. During fiscal 1996, the Company acquired a former distributor's customer base for approximately $749,000. The related asset is being amortized over three years.

OTHER EXPENSE, NET

    Other expense for the three months ended December 31, 1996 was $201,000, as compared to $368,000 in the same period of fiscal 1996. For the six month period ended December 31, 1996, other expense was $390,000, as compared to other income of $671,000 in the same period of fiscal 1996. Fiscal 1997 amounts primarily consisted of interest expense. The decrease was due to lower average debt balances during fiscal 1997 further impacted by declines in interest rates.

INCOME TAX  EXPENSE

    During the second quarter of fiscal 1997, the Company recorded income tax expense of $92,000 compared with an income tax expense of $7,000 recorded during the same period in fiscal 1996. For the six months ended December 31, 1996, the Company recorded income tax expense of $314,000 as compared to an income tax expense of $19,000 in the same period of fiscal 1996. Income tax expense for both periods include withholding taxes accrued in certain foreign jurisdictions where the Company had no available net operating losses. The increase in fiscal 1997 is due largely to significant foreign sales resulting in withholding taxes and a provision for alternative minimum taxes in North America.

LIQUIDITY AND CAPITAL RESOURCES

    While the Company required $110,000 for operating activities and $4,409,000 for investing activities (primarily capitalized software costs), the Company financed its continuing operations through funds received in private equity financings and available credit facilities for the six moths ended December 31, 1996. At December 31, 1996, the Company had $,1,951,000 of cash and cash equivalents and $9,392,000 outstanding against a $10,000,000 revolving credit facility. Borrowings under the credit facility are collateralized by substantially all assets of the Company.

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

    Pursuant to the Agreement, the Company exercised its first Option on July
8, 1996. Concurrently, the investor also agreed to invest an additional $2,000,000 under terms similar to those in the Agreement. In exchange for the additional investment, the Company granted the investor a warrant for an additional 640,000 shares of the Company's Common Stock. This warrant is exercisable during the period from and including July 1, 1997 through and including December 29, 2000, and will be exercisable at a price between $6.46 and $8.00 per share. The gross proceeds from the July 1996 transactions were $4,000,000. At December 31, 1996, the Company still had one Option to require the investor to invest $2,000,000. This Option was exercised on January 6, 1997 when the investor purchased 200 shares of the Company's newly created Series E Preferred Stock. Refer to Part II, Item 2, "Changes in Securities."

    On October 8, 1996 the investor converted all 500,000 shares of their Series B Preferred Stock into 374,650 shares of the Company's Common Stock. The conversion price was approximately $5.34 per share.

    On October 24, 1996 the investor converted all 500,000 shares of their Series C Preferred Stock into 359,800 shares of the Company's Common Stock. The conversion price was approximately $5.56 per share.

    The Company's ability to meet its cash requirements for operations and recurring capital expenditures will depend upon funds expected to be generated from operations, amounts available under its line of credit facility, in addition to the funds already received from the private equity financing described above. The Company is also presently investigating alternative sources of capital available to strengthen its balance sheet and improve its liquidity. The Company believes it is likely that any amounts raised in connection with these investigations would require the issuance of additional shares of its Common Stock.

                              PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

    An amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares of common stock by 10,000,000 shares was approved by the shareholders in the annual meeting on November 20, 1996.

    On January 6, 1997, the Company sold 200 shares of its Series E Preferred Stock to a foreign institutional investor for an aggregate purchase price of $2 million. The Series E Preferred Stock has rights, preferences and privileges that are senior to the Company's Common Stock, as more fully described in the Certificate of Determination for the Series E Preferred Stock and the Subscription Agreement, both filed as exhibits hereto. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company's Annual Meeting of Shareholders was held on November 20, 1996. The following table shows voting information for each item voted upon:

                                                                      WITHHELD/
                                     FOR              AGAINST         ABSTAINED
                                     ---              -------         ---------
NOMINEES FOR
ELECTION AS DIRECTORS

    Dennis V. Vohs                15,634,202                             93,868
    Mario M. Rosati               15,635,205                            101,865
    Bruce J. Ryan                 15,639,619                             97,451
    J. Patrick Tinley             15,640,925                             96,145
    A. David Tory                 15,634,276                            102,794

AMENDMENT TO 1991
EMPLOYEE STOCK
PURCHASE PLAN                     15,145,907          439,608           151,555

AMENDMENT TO THE
COMPANY'S RESTATED
ARTICLES OF
INCORPORATION                     15,028,415          531,033           177,622

CONFIRMATION OF
AUDITORS                          15,636,453          44,031             56,586


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

              Exhibit 11 - Computation of Per Share Earnings

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31,
    1996


ITEMS 1, 3 AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ROSS SYSTEMS, INC.



Date: February 13, 1997           /S/ JAMES A. WATTS, JR.
                                  ------------------------------------------
                                  James A. Watts, Jr.
                                  Vice President, Finance and Administration
                                     and Chief Financial Officer

                                  (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                  ROSS SYSTEMS, INC.

                                  INDEX TO EXHIBITS

                                                                                   Sequentially
Exhibit                                                                             Numbered
  No.             Description                                                         Page
-------  ------------------------------------------------------------                 ----
3.1      Restated Articles of Incorporation of Registrant (1). . . . . . . . . . . .  ---

3.2      Certificate of Determination of Rights, Preferences and Privileges of
         Series A Preferred Stock, Series B Preferred Stock and Series C
         Preferred Stock of Ross Systems, Inc. (2) . . . . . . . . . . . . . . . . .  ---

3.3      Bylaws, as amended (3). . . . . . . . . . . . . . . . . . . . . . . . . . .  ---

3.4      Certificate of Determination of Rights, Preferences and Privileges of
         Series E Preferred Stock of Ross Systems, Inc.. . . . . . . . . . . . . . .  ---

10.1     Subscription Agreement dated June 28, 1996 between Registrant and
         Fletcher International Limited (4). . . . . . . . . . . . . . . . . . . . .  ---

10.2     Amendment No. 1 dated July 8, 1996 to the December 29, 1995
         Subscription Agreement and the June 28, 1996 Subscription
         Agreement between Registrant and Fletcher International Limited (4) . . . .  ---

11.1     Statement regarding Computation of Per Share Earnings . . . . . . . . . . .   18

27       Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . .  ---

--------------------------------------------------------------------------------

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

(4) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q filed November 8, 1996.