Form 10-Q
period 1997-03-31
ROSS SYSTEMS INC/CA
filed 1997-05-14
CIK 873594

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1997

                                         or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                            Commission File Number 0-19092

                                   ROSS SYSTEMS, INC.
                                   ------------------

              (Exact name of registrant as specified in its charter)



                    California                      94-2170198
                    ----------                      ----------

           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)          Identification Number)



    Two Concourse Parkway, Suite 800, Atlanta, Georgia          30328
    --------------------------------------------------          -----

          (Address of principal executive offices)            (Zip code)

                             (770) 351-9600
                             --------------

          (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              -    -

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                                 OUTSTANDING
CLASS                                                           APRIL 30,1997
-----                                                           -------------

Common stock, no par value                                        18,854,747

-------------------------------------------------------------------------------
                              This is page 1 of 17 pages.
                           Index to exhibits is on page 16.

                               ROSS SYSTEMS, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
                          ----------------------------

                               TABLE OF CONTENTS



                                                                     Page No.
------------------------------------------------------------------------------

PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements (unaudited)

                Condensed Consolidated Statements of Operations-
                 Three and nine months ended March 31, 1997 and 1996     3

                Condensed Consolidated Balance Sheets -
                 March 31, 1997 and June 30, 1996                        4

                Condensed Consolidated Statements of Cash Flows -
                 Nine months ended March 31, 1997 and 1996               5

                Notes to Condensed Consolidated Financial Statements     6

Item 2.         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           8

------------------------------------------------------------------------------
PART II          OTHER INFORMATION

Item 2.          Changes in Securities                                  14

Item 6.          Exhibits and Reports on Form 8-K                       14

------------------------------------------------------------------------------
SIGNATURES                                                              15
------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  (Unaudited)


                                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                MARCH 31,                  MARCH 31,
                                                                            ------------------        -----------------
                                                                               1997       1996          1997       1996
                                                                               ----       ----          ----       ----
Revenues:
    Software product licenses...............................                $  6,864   $  6,774       $ 19,823   $ 16,910
    Consulting and other services...........................                   5,632      5,151         16,594     14,428
    Maintenance.............................................                   6,520      6,206         19,224     18,272
                                                                            --------   --------       --------   --------
          Total revenues....................................                  19,016     18,131         55,641     49,610
                                                                            --------   --------       --------   --------

Operating expenses:
    Costs of software product licenses......................                     442        311          1,771      1,236
    Costs of consulting, maintenance and other services.....                   7,765      6,191         21,091     18,673
    Sales and marketing.....................................                   5,959      4,857         14,979     16,017
    Product development.....................................                   2,718      3,505          8,821      9,641
    General and administrative..............................                   2,051      1,828          5,550      5,352
    Provision for uncollectible accounts....................                     498        191          1,519        352
    Amortization of other assets............................                     211         97            531        291
                                                                            --------   --------       --------   --------
          Total operating expenses..........................                  19,644     16,980         54,262     51,562
                                                                            --------   --------       --------   --------
Operating earnings (loss)...................................                    (628)     1,151          1,379     (1,952)
    Other expenses, net.....................................                    (237)      (313)          (627)      (984)
                                                                            --------   --------       --------   --------
Earnings (loss) before income taxes.........................                    (865)       838            752     (2,936)

    Income tax expense......................................                     124        121            438        140
                                                                            --------   --------       --------   --------
Net earnings (loss).........................................                $   (989)  $    717       $    314   $ (3,076)
                                                                            --------   --------       --------   --------
                                                                            --------   --------       --------   --------
Net earnings (loss) per common and common equivalent share..                $  (0.05)      0.05           0.02      (0.21)
                                                                            --------   --------       --------   --------
                                                                            --------   --------       --------   --------
Shares used in per share computation........................                  18,815     15,876         19,159     14,463
                                                                            --------   --------       --------   --------
                                                                            --------   --------       --------   --------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                 (Unaudited)

                                                             MARCH 31,               JUNE 30,
                                                               1997                    1996
                                                           -----------             -----------
ASSETS
Current assets:
  Cash and cash equivalents..................               $   2,917                $   1,862
  Accounts receivable, less allowance for
    doubtful accounts and returns............                  27,921                   26,430
  Prepaids and other current assets..........                   2,952                    1,724
  Income taxes recoverable...................                     221                      670
                                                            ---------                ---------
     Total current assets....................                  34,011                   30,686
Property and equipment.......................                   4,703                    4,022
Computer software costs......................                  20,918                   19,845
Other assets.................................                   4,688                    3,496
                                                            ---------                ---------
     Total assets............................               $  64,320                $  58,049
                                                            ---------                ---------
                                                            ---------                ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current installments of debt............                $  11,160                $   8,743
    Accounts payable........................                    6,741                    5,406
    Accrued expenses........................                    6,901                    7,853
    Deferred revenues.......................                   13,207                   17,219
                                                            ---------                ---------
        Total current liabilities...........                   38,009                   39,221
                                                            ---------                ---------
Long-term debt, less current installments...                      438                       36
                                                            ---------                ---------

Shareholders' equity:
    Common stock.............................                  72,721                   67,435
    Preferred stock..........................                   1,983
    Accumulated deficit......................                 (47,673)                 (47,987)
    Cumulative translation adjustment........                  (1,158)                    (656)
                                                            ---------                 --------
        Total shareholders' equity...........                  25,873                   18,792
                                                            ---------                ---------
        Total liabilities and shareholders'
          equity.............................               $  64,320                $  58,049
                                                            ---------                ---------
                                                            ---------                ---------

                  The accompanying notes are an integral part of the
                      condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                             NINE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            --------------------
                                                                              1997       1996
                                                                            ---------  ---------
Cash flows from operating activities:
    Net earnings (loss)...................................................  $     314  $  (3,076)
    Adjustments to reconcile net earnings (loss) to net cash used for operating activities:
       Depreciation and amortization of property and equipment............      1,647      1,485
       Amortization of computer software costs............................      4,971      4,298
       Amortization of other assets.......................................        531        291
       Provision for uncollectible accounts...............................      1,519        352
       Changes in operating assets and liabilities, net of acquisition:
            Accounts receivable...........................................     (2,175)     1,674
            Prepaids and other current assets.............................     (1,341)       220
            Income taxes recoverable......................................        168        344
            Accounts payable..............................................        894     (1,409)
            Accrued expenses..............................................     (1,787)    (5,418)
            Deferred revenues.............................................     (4,508)    (3,372)
       Other, net.........................................................        (28)         7
                                                                            ---------  ---------
            Net cash provided by (used for) operating activities..........        205     (4,604)
                                                                            ---------  ---------
Cash flows from investing activities:
    Purchases of property and equipment...................................     (1,369)      (704)
    Computer software costs capitalized...................................     (5,920)    (6,163)
    Acquisitions and divestitures.........................................         24        220
    Other.................................................................         83        222
                                                                            ---------  ---------
            Net cash used for investing activities........................     (7,182)    (6,425)
                                                                            ---------  ---------
Cash flows from financing activities:
    Net line of credit activity...........................................      2,242      4,359
    Capital lease payments................................................        (25)      (387)
    Proceeds from issuance of common stock................................        149        317
    Proceeds from issuance of preferred stock.............................      5,720      6,396
                                                                            ---------  ---------
              Net cash provided by financing activities...................      8,086     10,685
                                                                            ---------  ---------

Effect of exchange rate changes on cash...................................        (54)       (31)
                                                                            ---------  ---------
Net increase (decrease) in cash and cash equivalents......................      1,055       (375)
Cash and cash equivalents at beginning of period..........................      1,862      3,628
                                                                            ---------  ---------
Cash and cash equivalents at end of period................................  $   2,917  $   3,253
                                                                            ---------  ---------
                                                                            ---------  ---------
Noncash investing and financing activities:
    Business acquisitions for common stock & forgiveness of debt..........  $   3,727  $   1,495
                                                                            ---------  ---------
                                                                            ---------  ---------
    Conversion of preferred stock.........................................  $   3,737
                                                                            ---------
                                                                            ---------
    Business acquisition for related accounts receivable..................             $     759
                                                                                       ---------
                                                                                       ---------

    Settlement of litigation for common stock.............................             $     990
                                                                                       ---------
                                                                                       ---------
    Capital lease additions...............................................  $      29
                                                                            ---------
                                                                            ---------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ROSS SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A) BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Ross Systems, Inc. (the "Company") reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of March 31, 1997, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

B) ACCOUNTS RECEIVABLE

    As of the dates shown, accounts receivable consisted of the following (in thousands):

                                                         MARCH 31,       JUNE 30,
                                                          1997             1996
                                                          ----             ----

    Trade accounts receivable                            $29,463         $29,064
    Less allowance for doubtful accounts and returns      (1,542)         (2,634)
                                                         --------        --------
                                                         $27,921         $26,430
                                                         ========        ========



C) PROPERTY AND EQUIPMENT

    As of the dates shown, property and equipment consisted of the following (in thousands):

                                                         MARCH 31,       JUNE 30,
                                                          1997             1996
                                                          ----             ----

    Computer equipment                                   $13,021         $11,506
    Furniture and fixtures                                 3,943           3,667
    Leasehold improvements                                 1,750           1,729
                                                         -------         -------
                                                          18,714          16,902
    Less accumulated depreciation and amortization       (14,011)        (12,880)
                                                         --------        --------
                                                         $ 4,703         $ 4,022
                                                         ========       =========


D) NEW ACCOUNTING PRONOUNCEMENTS

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

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("Statement 129"). Statement 128 specifies the computation, presentation and disclosure requirements for Earnings Per Share ("EPS"), and is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. The Company has not yet determined the effect on operating results of implementing Statement 128, however the adoption of this statement is not expected to have a material effect on the Company's consolidated financial position. Statement 129 consolidates the existing requirements to disclose certain information about an entity's capital structure and is not expected to change the Company's current capital structure disclosures. Statements 128 and 129 are required to be implemented no later than the Company's fiscal year 1998.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
             CONDITION AND RESULTS OF OPERATIONS
             -----------------------------------

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

EQUITY FINANCING TRANSACTIONS

    The Company completed a private placement of equity securities during the quarter. Please refer to "Liquidity and Capital Resources" for a description of this transaction.

RESULTS OF OPERATIONS

REVENUES

    Total revenues for the quarter ended March 31, 1997 increased 5% to $19,016,000 from $18,131,000 in the same quarter of fiscal 1996. Software product license revenues increased 1%, consulting and other services revenues increased 9%, and maintenance revenues increased 5% over the same quarter of the prior year.

    For the nine month period ended March 31, 1997, total revenues increased 12% to $55,641,000 versus $49,610,000 in the same period of fiscal 1996. Software product license revenues increased 17%, consulting and other services revenues increased 15%, and maintenance revenues increased 5% from prior year results.

    Software product license revenues were $6,864,000 for the quarter, an increase of $90,000 from the same period in fiscal 1996. Software product license revenues in the North American and the total International markets increased from prior year results, with North America increasing 1%, or $58,000, and Europe increasing 45%, or $501,000. The Asian/Pacific Rim market, however, decreased 78% or $469,000. North American revenues increased in spite of one large contract that contributed significantly to the prior year's results. For the nine month period ended March 31, 1997, software product license revenues increased $2,913,000, or 17%, from the prior year. The Company experienced increases of 1%, or $159,000 in the North American market; 7%, or $299,000 in the European market; and 220%, or $2,455,000 in the Asian/Pacific Rim market, respectively. The Asian/Pacific Rim software product license revenues for the first quarter of fiscal 1997 include one large contract that contributed significantly to this increase.

    Consulting and other services revenues for the third quarter of fiscal 1997 increased 9% to $5,632,000 from $5,151,000 in the same period of fiscal 1996. Revenues from consulting and other services (which are typically recognized as performed) are generally correlated with software product license revenues (which are typically recognized upon delivery), so that when software product license revenues fluctuate, future period services revenues generally show a corresponding fluctuation. For the quarter, North American services revenues increased by $84,000, or 3%, over the prior year. International services revenues increased $397,000, or 21%, principally as a result of the addition of the Asia/Pacific Rim market which accounted for $186,000 of the increase. For the nine month period ended March 31, 1997, services revenues increased 15%, or $2,166,000 from the same period of the prior year. The Company believes that the increase in consulting and other services revenues during the nine month period was attributable to increases in software product license revenues during fiscal 1996 and 1997.

    Maintenance revenues for the quarter increased by 5%, to $6,520,000 from $6,206,000 in the third quarter of fiscal 1996. For the nine month period ended March 31, 1997, maintenance revenues increased $952,000, or 5%, over fiscal 1996 results. The Company believes that the increase in maintenance revenues for the three and nine month periods is a result of a increase in the number of maintenance customers for the Company's newer open systems/client-server products.

    International revenues as a percentage of total revenues increased to 32% for the third quarter of fiscal 1997 from 29% for the same period in fiscal 1996. International revenues as a percentage of total revenues for the nine months ended March 31, 1997 increased to 36% from 32% for the same period in fiscal 1996. This increase is due primarily to the revenues attributable to the Asian/Pacific Rim market which increased to $4,628,000 for the nine months ended March 31, 1997 from $1,218,000 for the same period in the prior year as a result of the aforementioned significant contract. Overall, European revenues as a percentage of total revenues for the nine months ended March 31, 1997 remained relatively consistent with the same period in fiscal 1996.

OPERATING EXPENSES

    Costs of software product licenses include expenses related to royalties paid and product documentation and packaging. Royalty expenses will vary from quarter to quarter based on the mix of products being sold. Many of the Company's newer products have royalty obligations associated with them that had not existed previously. Costs of software product licenses for the quarter increased by 42% to $442,000 from $311,000 in fiscal 1996. For the nine months ended March 31, 1997, the cost of software product licenses increased 43% to $1,771,000 from $1,236,000 in fiscal 1996. For both the three and nine month periods ended March 31, 1997, royalty expenses increased over the same period in the prior year by 55%. This increase is directly related to the increase in the Company's software product license revenues for the same periods. The Company's gross profit margin resulting from software product license revenues for the third quarter of fiscal 1997 was 94%, down from 95% in the same quarter of fiscal 1996. For the nine months ended March 31, 1997, the margin was 91% as compared to 93% for the same period in the prior year. Increases in royalty expenses led to the decline in these margins for the three and nine month periods.

    Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. Costs of consulting, maintenance and other services increased by 25% to $7,765,000 in the third quarter of fiscal 1997, as compared to

$6,191,000 in the third quarter of fiscal 1996. The quarterly increase principally resulted from an increase in personnel-related expenses of approximately $750,000, increases in expenses related to outside consultants of approximately $360,000 and increases in facilities and supplies related expenses of approximately $400,000 over the same period in the prior year.
For the nine months ended March 31, 1997, costs of consulting, maintenance and other services increased 13% to $21,091,000 from $18,673,000 in the same period of fiscal 1996. The increase for the nine month period was due largely to increases in personnel-related expenses of approximately $1,000,000, increases in expenses related to outside consultants of approximately $900,000, and increases in facilities and supplies related expenses of approximately $600,000 compared to the same period in the prior year. Total third quarter recurring costs of consulting, maintenance and other services for Ross Spain was approximately $1,000,000. Ross Spain was purchased at the end of the second quarter of fiscal 1997 and thus its activity is not included in the prior year results. The inclusion of Ross Spain is a major factor in many of the aforementioned expense increases over the previous year. The Company uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. The Company's gross profit margin resulting from consulting, maintenance and other services revenues for the third quarter of fiscal 1997 was 36%, down from 45% in the same quarter of fiscal 1996. For the nine months ended March 31, 1997, the gross profit margin was 41% as compared to 43% for the same period of the prior year. The deterioration in the gross profit margin for the three month and nine month periods was due largely to the previously discussed Ross Spain acquisition, and the increase in personnel expenses related to the hiring and training of new services and consulting personnel, and the time required until these new personnel begin to generate revenue.

    Sales and marketing expenses for the quarter ended March 31, 1997 increased by 23%, to $5,959,000 from $4,857,000 in the prior year. For the nine month period, sales and marketing expenses decreased by 6% from $16,017,000 to $14,979,000. The majority of the increase was due to increases in personnel and related compensation from fiscal 1996 to 1997 . For the quarter ended March 31, 1997, personnel-related expenses including salaries and commissions increased approximately $800,000 and travel-related expenses increased approximately $200,000 from the prior year as a result of increases in sales and marketing personnel. Additionally, there was an increase of approximately $400,000 in marketing expenses related to the promotion of the Company's several new products. These expense increases were partially offset by a decrease of approximately $400,000 in facilities expenses. For the nine months ended March 31, 1997, personnel-related expenses decreased approximately $1,000,000 and related facilities and administration expenses decreased approximately $700,000 from the prior year. These decreases were partially offset by increases in travel-related expenses of approximately $200,000 and marketing expenses of approximately $400,000. The nine month decrease in personnel-related expenses is a direct result of the Company's effort, over the past year, to streamline its sales and marketing efforts by targeting a limited number of markets such as process manufacturing, healthcare, and not-for-profit entities.

    Product development expenses decreased by 22%, to $2,718,000, in the third quarter of fiscal 1997 from $3,505,000 in the same quarter of the prior year. For the nine month period ended March 31, 1997, these expenses decreased 9%, or $820,000 from the same period of fiscal 1996. The following table summarizes product development expenditures (in thousands):

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                MARCH 31,              MARCH 31,
                                            1997       1996        1997       1996
                                            ----       ----        ----       ----
Expenses                                   $2,718     $3,505      $8,821      $9,641
Amortization of previously capitalized
 software development costs                (1,722)    (1,583)     (4,971)     (4,298)
                                           ------     ------      ------     -------
Expenses, net of amortization                 996      1,922       3,850       5,343
Capitalized software development costs      2,308      1,958       5,920       6,163
                                           ------     ------      ------     -------
Total expenditures                         $3,304     $3,880      $9,770     $11,506
                                           ------     ------      ------     -------
Total expenditures as a
 percent of total revenues                  17.4%      21.4%       17.6%       23.2%
                                            -----      -----       -----       -----
Capitalized software, net of amortization,
 as a percent of total expenditures         17.7%       9.7%        9.7%       16.2%
                                            -----       ----       -----       -----

    As a percentage of total revenues, fiscal 1997 product development expenditures decreased from 1996 expenditures. This decrease is largely attributable to the downtime related to the relocation of much of the Company's development functions from its California office to its Atlanta office during fiscal 1997. Product development expenditures during fiscal 1997 have been primarily focused on continued enhancements to existing products and developing new products. During the nine months ended
March 31, 1997, software development costs capitalized included amounts attributable to the development of Renaissance CS Financial and Human Resource series, developing and enhancing versions of GEMBASE, the Company's fourth generation language, the porting of Renaissance CS to operate with the Windows NT platform, and the development of an object-oriented release of Renaissance CS.

    General and administrative expenses for the quarter ended March 31, 1997 increased by 12%, to $2,051,000 from $1,828,000 in the prior year. For the nine month period, total general and administrative expenses increased by 4%, to $5,550,000 from $5,352,000 for the same period in the prior year. A major cause of the increase in these expenses from the same quarter in the prior year was personnel, travel, and other costs related to the move of the Company's finance and administrative headquarters from California to Georgia. These costs, including payroll, travel, temporary employees and leased equipment, increased approximately $240,000. Related rent and telephone expenses also increased approximately $100,000. These increases were partially offset by a reduction of approximately $100,000 in legal expenses. The same explanation also applies to the increase for the nine month period over the prior year.

    In the three month period ended March 31, 1997, the Company recorded a provision for uncollectible accounts of $498,000. The provision consisted of the following components: (a) $300,000 for specific customer accounts receivable which the Company identified as being potentially uncollectible as a result of payment history or possible disputes, and (b) $198,000 in adjustments to the Company's general allowance for uncollectible accounts.

    For the comparable period in fiscal 1996, the Company recorded a provision for uncollectible accounts of $191,000. The provision consisted of the following components: (a) $215,000 for (i) specific customer accounts receivable which the Company identified as being potentially uncollectible as a result of payment history or possible disputes, and (ii) adjustments to the Company's general allowance for uncollectible accounts; (b) credits of $102,000 issued by the Company; and (c) a decrease of $126,000 for the resolution of other customer disputes for which the Company had previously established reserves.

    Amortization of other assets increased to $211,000 in the third quarter of fiscal 1997 from $97,000 in the same period last year. For the nine month period, amortization of other assets was $531,000, compared to $291,000 in the same period of the prior year. Amortization related to the purchase of the Company in 1988 and its subsequent acquisitions of other products and companies. During fiscal 1996, the Company acquired a former distributor's customer base for approximately $749,000. The related asset is being amortized over three years. At the end of the second quarter of fiscal 1997, the Company purchased its Spanish distributor. The related goodwill of $1,469,000 is being amortized over seven years.

OTHER EXPENSE, NET

    Other expense for the three months ended March 31, 1997 was $237,000, as compared to $313,000 in the same period of fiscal 1996. For the nine month period ended March 31, 1997, other expense was $627,000, as compared to other expense of $984,000 in the same period of fiscal 1996. Fiscal 1997 amounts primarily consisted of interest expense. The decrease was due to lower average debt balances during fiscal 1997 further impacted by declines in interest rates.

INCOME TAX EXPENSE

    During the third quarter of fiscal 1997, the Company recorded income tax expense of $124,000 compared with an income tax expense of $121,000 recorded during the same period in fiscal 1996. For the nine months ended
March 31, 1997, the Company recorded income tax expense of $438,000 as compared to an income tax expense of $140,000 in the same period of fiscal 1996. Income tax expense for both periods include withholding taxes accrued in certain foreign jurisdictions where the Company had no available net operating losses. The increase in fiscal 1997 is due largely to significant foreign sales resulting in withholding taxes and a provision for alternative minimum taxes in North America.

LIQUIDITY AND CAPITAL RESOURCES

    While the Company required $7,182,000 for investing activities (primarily capitalized software costs), the Company financed its continuing operations for the nine months ended March 31, 1997 through cash generated from operations and funds received in private equity financings and available credit facilities. The increased age of the Company's accounts receivable is primarily attributable to the longer contract terms that are necessitated by the larger sales contracts that have been entered into during the year.

    During the quarter ended March 31, 1997, the Company amended its existing revolving credit facility. The effects of this amendment included increasing the Company's maximum credit line to $15,000,000, extending the facility's maturity date to October 31, 2000 and changing the interest rate to the Prime Rate plus 2%. At March 31, 1997, the Company had $2,917,000 of cash and cash equivalents and $10,614,000 outstanding against the $15,000,000 revolving credit facility. Borrowings under the credit facility are collateralized by substantially all assets of the Company.

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

    Pursuant to the Agreement, the Company exercised its first Option on July 8, 1996. Concurrently, the investor also agreed to invest an additional $2,000,000 under terms similar to those in the Agreement. In exchange for the additional investment, the Company granted the investor a warrant for an additional 640,000 shares of the Company's Common Stock. This warrant is exercisable during the period from and including July 1, 1997 through and including December 29, 2000, and will be exercisable at a price between $6.46 and $8.00 per share. The gross proceeds from the July 1996 transactions were $4,000,000. The Company exercised its final Option to require the investor to invest $2,000,000 on January 6, 1997 when the investor purchased 200 shares of the Company's newly created Series E Preferred Stock. Refer to
Part II, Item 2, "Changes in Securities."

    The Company's ability to meet its cash requirements for operations and recurring capital expenditures will depend upon funds expected to be generated from operations, amounts available under its line of credit facility, and the funds received from the private equity financing described above. The Company is also presently investigating alternative sources of capital available to strengthen its balance sheet and improve its liquidity. The Company believes it is likely that any amounts raised in connection with these investigations would require the issuance of additional shares of its Common Stock.

NEW ACCOUNTING PRONOUNCEMENTS

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

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("Statement 129"). Statement 128 specifies the computation, presentation and disclosure requirements for Earnings Per Share ("EPS"), and is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. The Company has not yet determined the effect on operating results of implementing Statement 128, however the adoption of this statement is not expected to have a material effect on the Company's consolidated financial position. Statement 129 consolidates the existing requirements to disclose certain information about an entity's capital structure and is not expected to change the Company's current capital structure disclosures. Statements 128 and 129 are required to be implemented no later than the Company's fiscal year 1998.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES
        ---------------------

    On January 6, 1997, the Company sold 200 shares of its Series E Preferred Stock to a foreign institutional investor for an aggregate purchase price of $2 million. The Series E Preferred Stock has rights, preferences and privileges that are senior to the Company's Common Stock, as more fully described in the Certificate of Determination for the Series E Preferred Stock and the Subscription Agreement, both previously filed. See Part I,
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------
(a)  Exhibits

     Exhibit 11--Computation of Net Earnings Per Share

(b)  Reports on Form 8-K


    The Company filed a Report on Form 8-K with the Securities and Exchange Commission dated January 21, 1997 which reported under Item 5, that the Company issued a press release announcing the preliminary results for the second quarter of fiscal 1997 ending December 31, 1996.

    The Company filed a Report on Form 8-K with the Securities and Exchange Commission dated February 24, 1997 which reported under Item 9, that on February 24, 1997, the Company issued 200,000 shares of its common stock, with an additional 16,470 shares to be held in escrow for one year, to three Spanish citizens in consideration for purchase of Ross Iberica. These shares were registered on Form S-3/A and filed with the Securities and Exchange Commission on January 21, 1997.

Items 1, 3, 4 and 5 have been omitted as they are not applicable.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ROSS SYSTEMS, INC.



DATE: MAY 14, 1997                     /S/ JAMES A. WATTS, JR.
                                    --------------------------------
                                    JAMES A. WATTS, JR.
                                    VICE PRESIDENT, FINANCE AND ADMINISTRATION
                                    AND CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                                    AND DULY AUTHORIZED OFFICER)

                         ROSS SYSTEMS, INC.

                         INDEX TO EXHIBITS



                                                                                       SEQUENTIALLY
  EXHIBIT                                                                               NUMBERED
   NO.                DESCRIPTION                                                         PAGE
  -------     ------------------------------                                              ----
   3.1        Restated Articles of Incorporation of Registrant (1)................         --

   3.2        Certificate of Determination of Rights, Preferences and Privileges of
              Series A Preferred Stock, Series B Preferred Stock and Series C
              Preferred Stock of Ross Systems, Inc.(2).............................        --

   3.3        Bylaws, as amended (3)...............................................        --

   3.4        Certificate of Determination of Rights, Preferences and Privileges of
              Series E Preferred Stock of Ross Systems, Inc. (5)...................        --

  10.1        Subscription Agreement dated June 28, 1996 between Registrant and
              Fletcher International Limited (4)...................................        --

  10.2        Amendment No. 1 dated July 8, 1996 to the December 29, 1995
              Subscription Agreement and the June 28, 1996 Subscription
              Agreement between Registrant and Fletcher International Limited (4)

  11.1        Statement regarding Computation of Per Share Earnings................        17

  27          Financial Data Schedule..............................................        --
                                                                                                               ---

-------------------------------------------------------------------------------

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

(5) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q filed February 13, 1997.