Form 10-K
period 1997-06-30
ROSS SYSTEMS INC/CA
filed 1997-09-29
CIK 873594

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19092

                            ------------------------

                               ROSS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                        TWO CONCOURSE PARKWAY                         94-217019
       (State of incorporation)                       SUITE 800                            (I.R.S. Employer
                                                ATLANTA, GEORGIA 30328                   Identification No.)
                                                    (770) 351-9600
                                              (Address and telephone of
                                             principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                 WHICH REGISTERED
              None                              None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, no par value

                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 12, 1997 in the over-the-counter market as reported by NASDAQ, was approximately $70,980,352. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of September 12, 1997, the Registrant had outstanding 19,248,909 shares of Common Stock and 107 shares of Series E Redeemable Convertible Preferred Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders to be held November 19, 1997 are incorporated by reference in Part III of this Form 10-K Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          This is page 1 of 48 pages.

                         Index to Exhibits on page 22.

                               ROSS SYSTEMS, INC.

                           ANNUAL REPORT ON FORM 10-K

                            YEAR ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                         -------------

PART I

  Item 1.       Business...............................................................................            1

  Item 2.       Properties.............................................................................            6

  Item 3.       Legal Proceedings......................................................................            6

  Item 4.       Submission of Matters to a Vote of Security Holders....................................            6

PART II

  Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters..................            7

  Item 6.       Selected Financial Data................................................................            8

  Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                Operations.............................................................................            9

  Item 7.A.     Quantitative and Qualitative Disclosures about Market Risk.............................           16

  Item 8.       Financial Statements and Supplementary Data............................................           17

  Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...           17

PART III

  Item 10.      Directors and Executive Officers of the Registrant.....................................           18

  Item 11.      Executive Compensation.................................................................           19

  Item 12.      Security Ownership of Certain Beneficial Owners and Management.........................           19

  Item 13.      Certain Relationships and Related Transactions.........................................           19

PART IV

  Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................           20

SIGNATURES                                                                                                        21

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Ross Systems, Inc. (the "Company") is a supplier of enterprise-wide business systems and related services to companies installing open systems/client-server software products. Customers include medium-sized companies upgrading internal systems to improve the availability of timely and accurate information, as well as large companies downsizing their management information systems operations to reduce costs. The Company licenses its products to customers through a direct sales force and distributors. As of June 30, 1997, the Company has licensed approximately 12,000 software products to over 2,900 customers worldwide.

PRODUCTS

    The Company markets a broad range of sophisticated business application software that addresses the financial, manufacturing, distribution, supply chain management and human resource needs of primarily process manufacturers and healthcare and not-for-profit institutions. The Company's software product license fees are based on the modules licensed, the processor size and the number of concurrent users supported by the hardware on which the modules operate.

    GENERAL BUSINESS AND MANUFACTURING PRODUCTS

    The Company has developed a series of products designed for open systems/client-server environments which allow users to access and manipulate data, previously confined to centralized computer operations, from their desktop personal computers. These products incorporate an integrated, modular, on-line, feature-rich and user-friendly operating environment. The integration of these products allows the sharing of data between applications and a common user interface. User-friendly features include the "point-and-click" selection of information. The Company's open systems/client-server applications are fully functional in a relational database management system ("RDBMS") environment that provides for a high degree of data availability and integrity. Additionally, because the Company's Renaissance CS financial, manufacturing and distribution applications were developed with the GEMBASE fourth generation language ("4GL"), they are easily modified and expanded.

    The Renaissance CS Financial Series combines these new technologies with the well-proven feature set found in the Company's traditional, award winning Renaissance products.

    The Company offers a comprehensive Enterprise Resource Planning solution including financials, manufacturing, distribution, maintenance, transportation management and human resources. In addition, the Company has delivered functionality specifically tailored to the unique formula and specifications-based requirements of process manufacturers, including food, consumer packaged goods, pharmaceutical and biotech, chemical, primary metals, and pulp and paper companies, which previously had to adapt systems from the discrete manufacturing sector.

    GEMBASE is a programming environment that delivers a central data dictionary, complete screen painting, editing and debugging capabilities, and links to several popular RDBMSs. GEMBASE itself is written in the C programming language to facilitate portability across multiple hardware and RDBMS platforms. Because the Renaissance CS financial, manufacturing and distribution products were developed in GEMBASE, customers can easily customize their own applications.

    During fiscal 1997, the Company upgraded the "Strategic Application Modeler-TM-," a powerful strategic management tool that helps companies define and map their business processes, speed the implementation of their application software systems and manage those applications throughout their life cycle.

    The Company's Renaissance CS Human Resource Series is a comprehensive human resource management system including payroll processing. The client component has a native windows graphical user interface, including the use of customizable toolbars. The server processing is COBOL based, to meet the heavy batch processing requirements of payroll.

    The Renaissance CS server applications run on Digital Equipment Corporation ("DEC") Open VMS and Digital's Alpha architecture and UNIX operating systems, as well as Hewlett Packard Company ("HP") HP-UX, DEC's Digital UNIX and International Business Machines Corporation ("IBM") RS/6000, Fujitsu DS-90 UNIX, Siemens Nixdorf, Microsoft's Windows NT and support for the Intel and Alpha chips. Renaissance CS currently supports three RDBMSs, Oracle Systems Corporation's ("Oracle") Oracle and Rdb and Sybase, Inc's ("Sybase") SQL Server.

    The Company's client components have the total "look and feel" of Microsoft-Windows PC applications, complete with scroll bars, buttons, pop-up menus, dialog boxes and dynamic data exchange links to popular spreadsheets and word processors. Although the Renaissance CS architecture enables customers to capitalize on the power of the PC, the Company believes that its ability to continue to support "dumb" terminals will prove popular among customers who are not yet ready to replace existing terminals with high-powered, new machines.

    The Company's traditional Renaissance line of general business accounting applications are feature-rich and well-integrated and were developed in the COBOL programming language to work primarily with the DEC VMS operating system and RMS file system. The Company has continued to enhance these applications to serve existing customers and has delivered support for customers that use Oracle's Rdb RDBMS. The Company will continue to market the traditional Renaissance products to its installed base of customers, as well as to accounts that want to operate exclusively in a DEC proprietary environment. To provide a long-term growth path for traditional Renaissance customers, the Company now offers them the ability to upgrade to its new products at a reasonable charge. The Company's migration product, "Classic Plus-TM-," allows traditional Renaissance customers to use the Company's client/server applications while maintaining their traditional Renaissance general ledger and management reports. Classic Plus is designed to allow the Company's customers to migrate to full client/server computing at their own pace.

    The Company believes that it continues to match the marketplace in the growth of new technologies. During 1997, the Company released Renaissance CS for Windows NT and has seen a large new demand for the product on the NT platform.

    OTHER PRODUCTS

    The Company resells complementary software products licensed from third parties, including a program module for custom reporting of information maintained by the Company's programs (Crossview Plus), systems management software, and certain DEC software products. Additionally, the Company has entered into agreements which enable it to resell Oracle, Rdb and Sybase RDBMS products, and other products that are sublicensed to end users in conjunction with certain of the Company's open systems/ client-server products. License revenues from the products described in this paragraph constituted less than 10% of total software product license revenues in fiscal 1997.

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

    CLIENT SUPPORT

    The Company's Client Support, which includes telephone support, technical publications, an electronic bulletin board and web-based support, is provided under the Company's standard maintenance agreements, which most of the Company's customers have entered into. The annual maintenance fee for these services is based upon a percentage of the then-current list price for the licensed software. The standard maintenance agreement also entitles clients to new releases and product enhancements.

MARKETING AND SALES

    The Company sells its products and services primarily through its direct sales force. At June 30, 1997, there were 132 sales and marketing employees. In support of its sales force, the Company conducts comprehensive marketing programs which include telemarketing, direct mailings, advertising, promotional material, seminars, trade shows, public relations and on-going customer communication.

    A key aspect of the Company's sales and marketing strategy is to build and maintain strong working relationships with DEC, HP and IBM representatives, both in field sales and corporate marketing. The Company believes that its sales force is able to leverage the extensive worldwide DEC, HP and IBM sales forces through lead sharing, joint marketing and joint sales programs such as co-operative training, sales seminars and advertising. The expansion of the Company's international marketing and sales activity has, in part, been the result of its relationships with DEC, HP and IBM. Accordingly, the Company plans to continue to build on these relationships worldwide. Under various agreements with DEC, HP and IBM, the Company has been provided with numerous computer systems, as well as related peripheral equipment and system software licenses. The Company also receives funding from DEC, HP and IBM for joint advertising, seminars and telemarketing campaigns.

    The Company has also established reseller relationships with vertical market specialists. By partnering with prominent hardware and software companies, the Company believes it can both expand its access to markets and lower its costs of distribution.

    The Company has offices at its headquarters in Atlanta, Georgia and in the following North American metropolitan areas: Boston, Chicago, Dallas, Los Angeles, New York City, Redwood City, San Diego, and Toronto. The Company has subsidiaries in Belgium, France, Germany, the Netherlands, Spain and the United Kingdom.

    The Company has distribution arrangements with distributors in the following countries: Australia (Melbourne and Sydney), Brazil (Rio de Janeiro), Germany (Gebaude), Hong Kong, Hungry (Budapest), India (New Delhi), Indonesia (Jakarta), Ireland (Dublin), Italy (Parma), Japan (Tokyo and Yokohama), Jordan (Amman), Malaysia (Kuala Lumpur), New Zealand (Aukland), Pakistan (Karachi), Poland (Warsaw), Singapore, Taiwan (Taipei), Thailand (Bangkok), and the United Kingdom (Surrey). These distributors pay the Company royalties from the marketing of the Company's products and maintenance services.

    International revenues (from foreign operations and export sales) represented approximately 39%, 40% and 40% of the Company's revenues in fiscal 1997, 1996 and 1995, respectively. The Company intends to broaden its presence in international markets by expanding its international sales force and by entering into additional distribution agreements.

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

    EXPANSION TO NEW OPERATING ENVIRONMENTS. The Company is expanding its potential markets by enabling its products to operate in additional open systems/client-server computing environments. In 1997, the Company released a Microsoft Windows NT version of its products. Most of the Company's products operate with UNIX operating systems and POSIX-compliant operating systems, including those applications which have been developed with GEMBASE to operate on Oracle, Rdb and Sybase RDBMSs.

    PRODUCT LINE EXPANSION. The Company is expanding its potential markets by developing new products which address the needs of additional prospective customers, including those in key international markets.

    PRODUCT ACQUISITION AND ALLIANCES. In support of its product line expansion strategy, the company seeks to acquire products or partner with providers of complementary software to supplement its existing product offerings. The acquired software components extend the functionality and overall value of the core product line, while software partner components both enhance the usability and presentation of the data provided by the system and provide specialized functional extensions. In 1997, the Company entered into joint marketing agreements with FRx Software Corporation, Citrix Systems, Inc., Logility, Inc., Numetrix Limited, Optical Technology Group, Inc., Raxco Software, Inc., Speedware Corporation Inc., and SRC Software Inc.

    In addition to these alliances, the Company purchased several applications from Motherwell Information Systems, Ltd. (formerly CIMDEC), which include transportation management and customer service, extending the functionality of the Company's Renaissance CS suite to provide more complete supply chain management and control for the Company's customers. Motherwell Information Systems (MIS) has been a long-time partner of the Company and has developed their products in the same core technology (GEMBASE) as Renaissance CS. The acquisition of these products continues to extend the seamless integration of the Renaissance CS product line. MIS brings a strong background in supply chain implementations for companies world-wide.

    Certain software product development costs are capitalized and amortized over the economic lives of the related products, generally three to five years.

COMPETITION

    The business applications software market is intensely competitive. Due to the breadth of the Company's product line, it competes with a broad range of applications software companies. The Company's primary competitors include the following: business application software providers which offer products on multiple platforms, such as Baan Company NV, Oracle Corporation, PeopleSoft, Inc. and SAP AG; business application software providers that have ported their software from the IBM mainframe environment, such as Dun and Bradstreet Software; and business applications software providers in vertical markets that offer products that compete with the Company's process manufacturing products, such as Marcam Solutions, Inc. In the human resource market, the Company competes with various business applications software providers, including PeopleSoft, Inc. Additionally, the Company faces competition from third-party business application processing providers operating on minicomputers such as the IBM AS/400. Many of the Company's competitors have substantially greater financial, technical, marketing and sales resources than the Company.

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

EMPLOYEES

    As of June 30, 1997, the Company employed a total of 526 full time employees, including 132 in sales and marketing, 101 in product development, 233 in professional services and client support, and 60 in finance, administration and operations. The Company's employees are not represented by a labor union and the Company believes that its employee relations are excellent.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters, research and development, sales, marketing, consulting and support facilities are located in Atlanta, Georgia, where the Company occupies approximately 32,000 square feet. The Company also operates a regional office in Redwood City, California, which occupies approximately 36,500 square feet, for research and development, sales and consulting; a regional office in Waltham, Massachusetts, which occupies approximately 4,300 square feet for research and development and consulting; and a regional office in Teaneck, New Jersey, which occupies approximately 15,000 square feet for sales, consulting and support. Space is also rented by the Company in Alameda, California and Arlington, Texas for certain research and development, consulting and support activities, and in Escondido, California for certain research and development, sales, consulting and support activities.

    The Company also leases an additional regional office in Chicago, Illinois. International offices are maintained in Berlin, Germany; London, England; Northampton, England; Paris, France; Utrecht, Netherlands; Barcelona and Madrid, Spain; and Zaventem, Belgium. Additional North American sales offices are rented in Newport Beach, California; Irving, Texas; and Mississauga, Canada.

    The Company believes its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

    As of, and for the fiscal year ended, June 30, 1997, the Company is not a party to any pending litigation other than ordinary routine litigation that is incidental to the operations of the business, and the Company is not aware of any threatened litigation. See "Litigation Settlements and Expenses" in the Management's Discussion and Analysis section for a further discussion of significant current and prior years litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       SHAREHOLDER MATTERS

    The following table sets forth the range of high and low sales prices for the Company's Common Stock, on the NASDAQ National Market, for each of the quarters of fiscal 1997 and 1996. The Company's Common Stock trades under the NASDAQ symbol ROSS.

FISCAL 1997                                                                                       HIGH        LOW
----------------------------------------------------------------------------------------------  ---------  ---------
First quarter.................................................................................  $   6-1/4  $   4-1/8
Second quarter................................................................................  $   9-5/8  $   5-3/8
Third quarter.................................................................................  $   9-5/8  $  4-1/16
Fourth quarter................................................................................  $   5-3/8  $       2


FISCAL 1996                                                                                       HIGH        LOW
----------------------------------------------------------------------------------------------  ---------  ---------
First quarter.................................................................................  $   7-3/4  $       5
Second quarter................................................................................  $       7  $  2-3/16
Third quarter.................................................................................  $   3-3/4  $   2-1/4
Fourth quarter................................................................................  $   8-1/8  $   3-1/2

    The Company has never declared or paid cash dividends on its Common Stock, and it is the Company's present intention to retain earnings to finance the expansion of its business. In addition, the Company's line of credit agreement with its lender contains certain covenants which limit the Company's ability to pay cash dividends.

    As of September 12, 1997, the approximate number of shareholders of record of the Company's common stock was 444.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            YEARS ENDED JUNE 30,
                                                           -------------------------------------------------------
                                                             1997       1996        1995        1994       1993
                                                           ---------  ---------  ----------  ----------  ---------
STATEMENTS OF OPERATIONS DATA:
Total revenues...........................................  $  78,773  $  69,790  $   72,470  $   76,396  $  87,304
Operating loss...........................................  $    (622) $    (177) $  (15,487) $  (18,173) $    (502)
Net loss.................................................  $  (2,353) $  (1,541) $  (15,528) $  (18,714) $  (1,124)
Net loss per share.......................................  $   (0.13) $   (0.10) $    (1.28) $    (1.86) $   (0.12)
Shares used in computing net loss per share..............     18,515     15,089      12,105      10,066      9,733
BALANCE SHEET DATA:
Working capital..........................................  $  (8,273) $  (8,535) $  (16,023) $  (11,569) $  20,448
Total assets.............................................     69,715     58,049      55,061      60,536     75,033
Long-term debt, less current portion.....................        394         36         228         626      6,662
Redeemable preferred stock...............................      1,053     --          --          --         --
Total shareholders' equity...............................     22,060     18,792       8,922      11,137     28,863

    PRIOR YEARS' RESULTS OF OPERATIONS HAVE BEEN RECLASSIFIED TO CONFORM WITH THE FISCAL 1997 PRESENTATION.

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

    EQUITY FINANCING TRANSACTIONS. The Company recently completed a private placement of equity securities. Please refer to "Liquidity and Capital Resources" for a description of this transaction.

RESULTS OF OPERATIONS

    The following table sets forth certain items reflected in the Company's consolidated statements of operations as a percentage of total revenues for the periods indicated, and a comparison of such statements shown as a percentage increase or decrease from the prior year's results:

                                                       PERCENTAGE
                                  PERCENTAGE OF         INCREASE
                                  TOTAL REVENUES       (DECREASE)
                                ------------------   ---------------
                                    YEAR ENDED
                                     JUNE 30,         1997     1996
                                ------------------   VERSUS   VERSUS
                                1997   1996   1995    1996     1995
                                ----   ----   ----   ------   ------
Revenues:
  Software product licenses...   39%    36%    35%     20.1%     0.7%
  Consulting and other
    services..................   29     28     30      18.6    (12.7)
  Maintenance.................   32     36     35       1.2     (0.2)
                                ----   ----   ----   ------   ------
    Total revenues............  100%   100%   100%    (12.9)%   (3.7)%
                                ----   ----   ----   ------   ------
                                ----   ----   ----   ------   ------
Operating expenses:
  Costs of software product
    licenses..................    4%     3%     2%     65.3%    24.1%
  Costs of consulting,
    maintenance and other
    services..................   36     37     38      10.6     (7.4)
  Sales and marketing.........   30     30     37      10.3    (21.8)
  Product development.........   15     18     17      (6.8)     3.6
  General and
    administrative............   10     10     10      10.9     (4.1)
  Provision for doubtful
    accounts and returns......    4      1      3     243.1    (57.1)
  Litigation settlements and
    expenses..................    1    --      13      *      (100.0)
  Amortization of other
    assets....................    1      1      1      64.5    (39.8)
  Restructuring charge........  --     --     --       *        *
                                ----   ----   ----   ------   ------
    Total operating
      expenses................  101    100    121      13.5    (20.5)
                                ----   ----   ----   ------   ------
    Operating earnings
      (loss)..................   (1)   --     (21)    251.4    (98.9)
Other expense, net............   (1)    (2)   --      (24.5)   818.8
                                ----   ----   ----   ------   ------
    Earnings (loss) before
      income taxes............   (2)    (2)   (21)     10.4    (91.0)
Income tax expense............    1    --     --      469.7   (254.3)
                                ----   ----   ----   ------   ------
    Net earnings (loss).......   (3)%   (2)%  (21)%   (52.7)%  (90.1)%
                                ----   ----   ----   ------   ------
                                ----   ----   ----   ------   ------

------------------------

*   Not meaningful

    REVENUES. Total revenues increased 13%, to $78,773,000, in fiscal 1997 from $69,790,000 in 1996. Fiscal 1996 revenues represented a 4% decrease from revenues of $72,470,000 in 1995. Software product license revenues increased 20% from fiscal 1996 to 1997 and increased 1% from fiscal 1995 to 1996. Consulting revenues increased 19% from fiscal 1996 to 1997 and decreased 13% in fiscal 1996 from 1995. Maintenance revenues from first year and renewed maintenance agreements, both of which are recognized ratably over the maintenance period, increased 1% from fiscal 1996 to 1997 and remained virtually unchanged from fiscal 1995 to 1996.

    Fiscal 1997 North American and Pacific Rim software product license revenues increased from fiscal 1996's results by approximately 16% and 214%, or $2,724,000 and $2,804,000, respectively. This increase was offset by a decrease in European software product license revenues of approximately 6%, or $419,000. The Company believes the increase in North American revenues was principally a result of increased demand for the Company's Renaissance CS Series, sales of which increased approximately 22% from fiscal 1996's results. The Company believes this increase in demand was the result of the streamlining and reorganization of it's sales and marketing structure to focus on three key market sectors: process manufacturing, healthcare and not-for-profit entities. The Company believes the increase in Pacific Rim revenues is the result of an overall effort to increase direct and distributor-related sales and marketing efforts in the region. One result of this increased effort was the recording of a large contract in the first quarter of fiscal 1997 that represented approximately 90% of the increase. Despite the addition of a Spanish subsidiary at the end of the second quarter, overall European software license revenues decreased in fiscal 1997. This decrease is primarily related to an overall sluggishness in the European economy. The Company's open systems/client-server applications represented approximately 95% of software product license revenues for fiscal 1997 as compared to 94% in fiscal 1996 and 91% in fiscal 1995. Total open systems/client-server software product license revenues increased approximately 22% from fiscal 1996 to 1997 offset by a 5% decline in software product license revenues from the Company's traditional Renaissance product line during the same period.

    Fiscal 1996 North American and Pacific Rim software product license revenues increased from fiscal 1995's results by approximately 13% and 61%, or $1,972,000 and $499,000, respectively. This increase was offset by a decrease in European software product license revenues of approximately 25%, or $2,292,000. The Company believes the increase in North American revenues was principally a result of increased demand for the Company's Renaissance CS Manufacturing Series, sales of which increased approximately 35% from fiscal 1995's results. The Company believes this increase in demand was impacted by the final settlement of two significant lawsuits early in fiscal 1996 and a certain alleviation of customer concerns with respect to the Company financial condition. Fiscal 1996 decreases in European software product license revenues were primarily related to overall decreases in the European sales personnel during the year, especially in the United Kingdom, as a result of the Company's initiative to concentrate its marketing efforts in three main industries: process manufacturing, healthcare and not-for-profit.

    Revenues from consulting and other services (which are recognized as performed) correlate with software product license revenues (which are recognized upon delivery), so that when software product license revenues increase, future period services revenues generally increase as a result. Fiscal 1997 consulting and other services revenues increased 19%, or $3,579,000 from fiscal 1996 results. For the year, North American and European consulting revenues increased 12% and 20%, or $1,590,000 and $1,292,000, respectively. The Company also had consulting services revenue in the Pacific Rim of $697,000 in fiscal 1997. The Company believes that consulting revenues increased during fiscal 1997 as a result of the increase in software product license revenue over fiscal 1996. Consulting and other services revenues declined 13%, or $2,800,000, from fiscal 1995 to 1996. The Company believes that consulting revenues decreased during fiscal 1996 as a result of quarterly decreases in software product license revenues during fiscal 1995 and the first two quarters of fiscal 1996, and also as a result of decreases in the number of consulting personnel during fiscal 1996 due to the aforementioned market focus initiative.

    Maintenance agreements are renewed annually by most of the Company's maintenance customers. Maintenance revenues increased 1% from fiscal 1996 to 1997 and decreased less than 1% from fiscal 1995 to 1996. Maintenance revenues have remained relatively constant as a net result of increases in the Company's Renaissance CS maintenance revenues and older customers deciding not to renew their maintenance contracts.

    As a percentage of total revenues, the Company's international operations have remained relatively consistent at 33%, 31%, and 33% in fiscal years 1997, 1996 and 1995, respectively. The increase in fiscal 1997's results is due to the Company's increased presence in the Pacific Rim, including one large contract in the first quarter (see details below), combined with relatively unchanged European results. In fiscal 1996, decreases in total European revenues were only partially offset by increases in revenues from the Pacific Rim. Fiscal 1996 declines in European revenues were primarily attributable to overall decreases in European personnel during fiscal 1996, whereas increases in the Pacific Rim were primarily a result of improved execution by the sales organizations in these locations.

    The Company's large Pacific Rim contract represents a distributor agreement with a Japanese company (the "Distributor") whereby the Distributor has an exclusive license to reproduce and sell certain Ross products in the Pacific Rim. In exchange for this distribution right, the agreement, which is renewable annually, calls for the Company to receive at least a "minimum annual royalty" equal to $2.5 million in fiscal 1997 and 1998, $4 million in fiscal 1999 and $4.5 million in fiscal 2000. These royalty payments are based on sales quotas for the period that the Distributor agrees to meet or exceed in order to keep its exclusive distributorship. The Distributor met its quota for fiscal 1997, and in August 1997 the Distributor agreed to renew its exclusive distributor relationship with the Company for fiscal 1998 by committing to the appropriate minimum annual royalty payment. Accordingly, the Company will recognize $2.5 million in fiscal 1998, and anticipates receiving at least the minimum annual royalties in each subsequent year.

    In June 1997, the Company entered into a license agreement with another distributor whereby the distributor received a license, valued at $1.3 million, to distribute the Company's Renaissance CS product. The Company recognized this revenue in June 1997. Simultaneously, the Company received certain software products and components from this distributor in exchange for the aforementioned license agreement. The value of the license agreement was ascribed to the assets received in this non-monetary transaction. These assets are included in capitalized software costs and are being amortized over four years.

    Revenues have been derived from a relatively large number of customers. No single customer accounted for more than 10% of revenues during fiscal 1997, 1996 or 1995.

    COSTS OF SOFTWARE PRODUCT LICENSES. Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the mix of products being sold. Many of the Company's newer products have third party royalty obligations associated with them that had not existed previously. Costs of software product licenses for fiscal 1997 increased by 65% to $2,905,000 from $1,757,000 in fiscal 1996. Costs of software product licenses for fiscal 1996 increased by 24% from $1,416,000 in fiscal 1995. For fiscal years 1997 and 1996, third party royalty expenses increased over the prior year by 79% and 22%, respectively. This increase is directly related to the increase in the Company's software product license revenues for the same periods. The Company's gross profit margin resulting from software product license revenues for fiscal 1997 was 90%, down from 93% in fiscal 1996 and 94% in fiscal 1995. Increases in third party royalty expenses led to the decline in these margins.

    COSTS OF CONSULTING, MAINTENANCE AND OTHER SERVICES. Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. The Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services increased 11% to $28,511,000 in fiscal 1997 from $25,769,000 in fiscal 1996. The increase was due largely to increases in personnel-related expenses of approximately $1,220,000, increases in expenses related to outside consultants of approximately $1,000,000, and increases in facilities and supplies related expenses of approximately $485,000 compared to the prior year. Total costs of consulting, maintenance and other services for Ross Spain during fiscal 1997 was approximately $1,670,000. Ross Spain was purchased at the end of the second quarter of fiscal 1997 and thus its activity is not included in the prior year results. Costs of consulting, maintenance and other services decreased 7% to $25,769,000 in fiscal 1996 from $27,823,000 in fiscal 1995. On a pro forma basis, after excluding results of the PRO/FIT division, costs of consulting, maintenance and other services in fiscal 1996 decreased 4%, or $1,119,000 from fiscal 1995 results. This decrease in fiscal 1996 from the prior year is primarily related to reductions in personnel-related expenses of approximately $1,148,000, decreases in facilities related costs of $391,000 and decreases in travel expenses of approximately $169,000. These decreases were partially offset by increased outside consulting expenses and approximately $457,000 of cost transfers related to consulting personnel who were temporarily working in the sales organization. There were no similar cost transfers between the two organizations during fiscal 1996.

    The Company's gross profit margins resulting from consulting, maintenance and other services revenues for fiscal 1997, 1996 and 1995 were 41%, 42% and 41%, respectively. The deterioration in the gross profit margin from fiscal 1996 to 1997 was due largely to the increase in personnel expenses related to the hiring and training of new services and consulting personnel and the time required until these new personnel begin to generate revenue. The small increase in the gross profit margin from fiscal 1995 to 1996 was a result of a decline in consulting and other services revenues, and partially a result of the sale of the PRO/FIT division in the first quarter of fiscal 1995, offset by the declines in consulting and other services expenses discussed above.

    SOFTWARE PRODUCT LICENSE SALES AND MARKETING EXPENSES. Software product license sales and marketing expenses increased 10% in fiscal 1997 over 1996, and decreased 22% in fiscal 1996 over 1995. The increase in sales and marketing expenses during fiscal 1997 was largely the result of an increase in personnel-related expenses, including salaries and commissions, of approximately $530,000; an increase in travel-related expenses of approximately $930,000; and an increase of approximately $870,000 in marketing expenses related to the promotion of the Company's Renaissance CS products. These expense increases were partially offset by a decrease of approximately $150,000 in facilities expenses related to the consolidation of several offices during the year. The decrease in sales and marketing expenses during fiscal 1996 were a result of decreases in personnel-related expenses, marketing programs and travel expenses from prior year levels. Also, fiscal 1995 results included approximately $457,000 of costs for consulting personnel temporarily working in the sales organization. No such costs were incurred during fiscal 1997 and 1996.

    PRODUCT DEVELOPMENT EXPENSES. A summary of the components of product development expenditures for the past three years follows (in thousands):

                                                                                         YEAR ENDED JUNE 30,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Expenses.........................................................................  $  11,628  $  12,472  $  12,034
Amortization of previously capitalized software development costs................     (7,112)    (5,935)    (4,284)
                                                                                   ---------  ---------  ---------
Expenses, net of amortization....................................................      4,516      6,537      7,750
Capitalized software development costs...........................................      8,879      8,253      8,325
                                                                                   ---------  ---------  ---------
  Total expenditures.............................................................  $  13,395  $  14,790  $  16,075
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Total expenditures as a percent of total revenues................................         17%        22%        23%
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Capitalized software, net of amortization, as a percent of total expenditures....         13%        16%        25%
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    As a percentage of total revenues, fiscal 1997 product development expenditures decreased from 1996 expenditures. This decrease is largely attributable to the downtime related to the relocation of much of the Company's development functions from its California office to its Atlanta office during fiscal 1997. Product development expenditures during fiscal 1997 have been primarily focused on continued enhancements to existing products and developing new products. During fiscal 1997, software development costs capitalized included amounts attributable to the development of the Renaissance CS Series, and developing and enhancing versions of GEMBASE, the Company's fourth generation language. These projects were continuations of those started in fiscal 1995 and 1996. Other fiscal 1997 projects included the porting of Renaissance CS to operate with the Windows NT platform, and the development of an object-oriented release of Renaissance CS.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 11% to $8,050,000 in fiscal 1997 from $7,258,000 in fiscal 1996.
Fiscal 1996 represented a decrease of 4% from $7,568,000 in fiscal 1995. The increase in fiscal 1997 is largely the result of personnel, travel, and other costs related to the move of the Company's finance and administrative headquarters from California to

Georgia. These costs, including payroll, travel, temporary employees and leased equipment, increased approximately $799,000. The major causes of the decrease in general and administrative expenses during fiscal 1996 were decreases in travel expenses, personnel-related costs and other administrative expenses; partially offset by increased legal expenditures and increased expenses associated with two customer settlements.

    PROVISION FOR DOUBTFUL ACCOUNTS AND RETURNS. In fiscal 1997, 1996 and 1995, the Company recorded provisions of $3,534,000, $1,029,000, and $2,401,000, respectively.

    The fiscal 1997 provision consisted of the following components: (a) $2,682,000 for (i) specific customer accounts receivable for which the Company either promised a credit or identified as being potentially uncollectible, and
(ii) adjustments to the Company's general provision for uncollectible accounts receivable; and (b) $852,000 for the resolution of other customer issues.

    The fiscal 1996 provision consisted of the following components: (a) $745,000 for (i) specific customer accounts receivable for which the Company either promised a credit or identified as being potentially uncollectible, and
(ii) adjustments to the Company's general provision for uncollectible accounts receivable; and (b) $284,000 for the resolution of other customer issues.

    LITIGATION SETTLEMENTS AND EXPENSES. During fiscal 1997, the Company settled a dispute with a customer with the understanding that the settlement and related legal fees would be covered under the Company's business insurance. The Company subsequently learned that the insurer took exception to the Company's settlement with its customer and withheld payment on the claim, pending arbitration. In June 1997, the Company recorded a charge of $615,000, pending settlement with its insurer, to cover the potential settlement and legal fees.

    On June 30, 1995, the Company and Argonaut Information Systems of California, Inc. ("Argonaut") reached a final settlement regarding an acquisition earn-out that was submitted to binding arbitration in July 1994. In relation to the earn-out, the Company made accruals of $5,500,000 in September 1992, and $4,423,000 in March 1995, of which $5,132,000 had been paid to Argonaut as of June 30, 1995. In addition to amounts previously paid, the Company agreed to pay Argonaut $3,330,000, plus interest, costs and attorney's fees of $1,461,000. On July 6, 1995, the Company also issued 190,000 shares of its Common Stock to Argonaut with a value of approximately $808,000 in exchange for a non-exclusive, worldwide, royalty-free license to certain additional Argonaut technology, of which $552,000 was expensed in March 1995. In addition, $248,000 of legal expense incurred in connection with this matter was included in the provision. In conjunction with the settlement agreement, the parties agreed to payment terms and the complete settlement of all claims. Under the terms of the settlement agreement, the Company agreed to pay Argonaut approximately $4.8 million during the period July 1995 to February 1996. The Company made its final payment under the settlement agreement to Argonaut in February 1996. In exchange for the cash payments, the issuance of the common stock and the license of the technology, both parties dismissed their lawsuits with prejudice.

    On or about October 11, 1995, the Company and the plaintiffs in a securities class action lawsuit reached a definitive agreement for settlement of this matter. This agreement required the Company to contribute (i) 500,000 shares of its Common Stock or (ii) shares of its Common Stock with a market value of $3 million, whichever is greater. In addition, the Company's insurance carrier agreed to make a cash payment of $2.8 million toward the settlement, $680,000 of which otherwise would have been paid to the Company under an existing legal expense reimbursement agreement. Accordingly, the Company made an accrual of $3,680,000 in fiscal 1995. In addition, $251,000 of legal expense incurred in connection with this matter was included in the provision. The settlement does not constitute an admission of liability by the Company. During fiscal 1996, the Company issued 658,351 shares of its Common Stock to the plaintiffs in settlement of this litigation.

    The Company recorded all amounts related to the Argonaut and securities class action settlements in its fiscal 1995 results of operations.

    AMORTIZATION OF OTHER ASSETS. Amortization of intangible assets resulted in charges of $742,000, $451,000, and $749,000 in fiscal 1997, 1996 and 1995, respectively. These charges related to the purchase of the Company in 1988 and its subsequent acquisitions of other products and companies. Amortization amounts declined from fiscal 1995 to 1996 as related balances have become fully amortized; the amount increased in fiscal 1997 due to the purchase of Ross System's Spanish distributor in December 1996.

    RESTRUCTURING CHARGES. During the second quarter of fiscal 1994, the Company accrued $1,936,000 in restructuring costs associated with its planned reduction of staffing levels and to eliminate excess facilities resulting from the personnel reductions.

    During fiscal 1995, the reserve for restructuring charges was reduced to $496,000 as a result of the following: Costs associated with the termination of 32 employees ($353,000), the elimination of excess facilities ($154,000), and a re-estimation of the reserve which lowered the balance of the reserve by an additional $345,000.

    During fiscal 1996, the reserve was reduced to $94,000 as a result of the cost of a lease termination in Bristol, England and continued lease payments for the Waltham, MA facility. By February 1997, the entire reserve balance was reversed as a result of the remaining lease payments on the Waltham facility.

    OTHER INCOME AND EXPENSE. Fiscal 1997 and 1996 other income is composed largely of interest income of $110,000 and $86,000, respectively; whereas, fiscal 1995 other income includes interest income of $133,000 and a $755,000 gain on the sale of certain assets related to the Company's PRO/FIT product line in the first quarter of fiscal 1995. Fiscal 1997 interest income increased from 1996 as a result of an increase in cash available for investment. Fiscal 1996 interest income decreased from 1995 as a result of the Company having less available cash to invest in interest bearing investments. Interest expense decreased from fiscal 1996 to 1997 due to lower average debt balances during the year and a general decline in interest rates. Interest expense increased from fiscal 1995 to 1996 due to increased borrowings under the Company's revolving credit facilities and increased capital lease activity.

    INCOME TAXES. The Company recorded income tax expense of $809,000 during fiscal 1997. This expense relates to foreign withholding taxes expensed during the year ($722,000), and accruals for other state taxes payable ($87,000). At June 30, 1997, the Company had net income taxes payable of $199,000, which related primarily to the aforementioned foreign withholding taxes. The Company anticipates recording significant future foreign withholding tax expenses related to the aforementioned Japanese distributorship agreement, representing 10% of future annual royalty payments from this agreement. The Company recorded income tax expense of $142,000 during fiscal 1996. This expense relates to foreign withholding taxes paid during the year ($133,000) and accruals for other state taxes payable ($9,000). At June 30, 1996, the Company had income taxes recoverable of approximately $670,000, which related to tax prepayments and net operating losses which had been carried back to prior years. Operating results for fiscal 1995 include an income tax benefit of $92,000. This benefit is principally the result of recoverable income and withholding taxes. These benefits were offset by foreign withholding taxes paid during the year. At June 30, 1997, the Company had net operating loss carryforwards of approximately $42,900,000, $13,900,000, and $11,600,000 for federal, California and foreign tax purposes, respectively. These carryforwards, if not utilized, will expire between fiscal 1998 and 2012, with the majority expiring in 2009 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

    While the Company required $10,293,000 for investing activities (primarily capitalized software costs), the Company financed its continuing operations for the fiscal year ended June 30, 1997 through cash generated from operations and funds received in private equity financings and available credit facilities.

The increased age of the Company's accounts receivable is primarily attributable to the longer contract terms that are necessitated by the larger sales contracts that have been entered into during the year.

    In March 1997, the Company amended its existing revolving credit facility. The effects of this amendment included increasing the Company's maximum credit line from $10,000,000 to $15,000,000, extending the facility's maturity date from October 31, 1997 to October 31, 2000 and changing the interest rate from the Prime Rate plus 1/2% to the Prime Rate plus 2%. At June 30, 1997, the Company had $4,010,000 of cash and cash equivalents and $11,657,000 outstanding against the $15,000,000 revolving credit facility. Borrowings under the credit facility are collateralized by substantially all assets of the Company.

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

    Pursuant to the Agreement, the Company exercised its first Option on July 8, 1996. Concurrently, the investor also agreed to invest an additional $2,000,000 under terms similar to those in the Agreement. In exchange for the additional investment, the Company granted the investor a warrant for an additional 640,000 shares of the Company's Common Stock. This warrant is exercisable during the period from and including July 1, 1997 through and including December 29, 2000, and will be exercisable at a maximum price of $8.00 per share. The gross proceeds from the July 1996 transactions were $4,000,000. The Company exercised its final Option to require the investor to invest $2,000,000 on January 6, 1997 when the investor purchased 200 shares of the Company's newly created Series E Redeemable Preferred Stock.

    On October 8, 1996 the investor converted all 500,000 shares of their Series B Preferred Stock into 374,650 shares of the Company's Common Stock; the conversion price was approximately $5.34 per share. On October 24, 1996 the investor converted all 500,000 shares of their Series C Preferred Stock into 359,800 shares of the Company's Common Stock; the conversion price was approximately $5.56 per share. On June 10, 1997 the investor converted 93 shares of their Series E Redeemable Preferred Stock into 345,339 shares of the Company's Common Stock; the conversion price was approximately $2.69 per share. As of June 30, 1997, the investor holds 107 shares of the Company's Series E Redeemable Preferred Stock. Unless converted earlier, this stock is mandatorily redeemable by the Company on January 6, 2000 or earlier if certain conditions of the Agreement are met.

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

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is incorporated by reference herein from Part IV Item 14(a) (1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company filed a Current Report on Form 8-K/A dated June 19, 1996 which reported under Item 4, that the Company terminated, by dismissal, its relationship with KPMG Peat Marwick LLP as principal accountants. At the same time, the Company announced the engagement of Coopers & Lybrand L.L.P. as principal accountants. The decision to change accountants was approved by the Audit Committee of the Board of Directors. The Company also stated that there were no disagreements between KPMG Peat Marwick LLP and the Company.

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

EXECUTIVE OFFICERS

    The executive officers of the Company and their ages at June 30, 1997 are as follows:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Dennis V. Vohs.......................................          53   Chairman of the Board and Chief Executive Officer
J. Patrick Tinley....................................          49   President, Chief Operating Officer and Director
Joseph L. Southworth.................................          47   Executive Vice President, Product Development and
                                                                      Support
Donald F. Campbell...................................          46   Vice President, Worldwide Marketing
O. Kent LaRoque III..................................          52   Vice President, Professional Services
Peter Van Houten.....................................          44   Vice President, North American Sales
James A. Watts.......................................          55   Vice President, Finance and Administration,
                                                                      Chief Financial Officer and Secretary
Stan F. Stoudenmire (1)..............................          45   Vice President, Finance and Administration, Chief
                                                                      Financial Officer and Secretary

------------------------

(1) In July 1997, Mr. Watts was replaced as Vice President, Finance and Administration, Chief Financial Officer and Secretary by Mr. Stoudenmire.

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

    Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers and directors were complied with.

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

    Mr. Southworth has served as the Company's Senior Vice President, Development and Support since May 1996. Prior to that time, Mr. Southworth served as Vice President, Advanced Technology Consulting from September 1994 to May 1996. For the period April 1989 to September 1994, Mr. Southworth served as Vice President, Worldwide Marketing. From May 1996 through May 1997 Mr. Southworth also served as Vice President, Consulting Services.

    Mr. Campbell joined the Company in November 1994 as Vice President, Worldwide Marketing. Prior to joining the Company, Mr. Campbell served as the Senior Vice President, Marketing for Combat Corporation from August 1989 to April 1994. From April 1994 to November 1994, Mr. Campbell was an independent consultant.

    Mr. LaRoque joined the Company in June 1997 as Vice President, Professional Services. Prior to joining the Company, Mr. LaRoque served as Vice President of Professional Services at Software 2000, Inc. from April 1991 to May 1993; Vice President and later President of Symix Systems, Inc. from May 1993 to May 1995; and more recently served as CEO of Foresight Software, Inc. from June 1995 to December 1996.

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

    Mr. Stoudenmire joined the Company in July 1997 as Vice President, Finance and Administration, Chief Financial Officer and Secretary, replacing Mr. Watts. Prior to joining the Company, Mr. Stoudenmire served, since April 1991, as Vice President and Corporate Controller of Policy Management Systems Corporation, a South Carolina based software company specializing in products for the insurance industry.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the Company's Proxy Statement.
                            ------------------------

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Report:

    1. CONSOLIDATED FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Ross Systems, Inc. are filed as part of this report:

                                                                                           PAGE
                                                                                         ---------

Fiscal 1997 Report of Coopers & Lybrand L.L.P., Independent Accountants................        F-1

Fiscal 1996 Report of KPMG, Independent Accountants....................................        F-2

Fiscal 1995 Report of KPMG Peat Marwick LLP, Independent Accountants...................        F-3

Consolidated Balance Sheets--June 30, 1997 and 1996....................................        F-4

Consolidated Statements of Operations - Years Ended June 30, 1997, 1996, and 1995......        F-5

Consolidated Statements of Cash Flows - Years Ended June 30, 1997, 1996, and 1995......        F-6

Consolidated Statements of Shareholders' Equity - Years Ended June 30, 1997, 1996, and
  1995.................................................................................        F-7

Notes to Consolidated Financial Statements.............................................        F-8

    2. FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of Ross Systems, Inc. for the Years Ended June 30, 1997, 1996, and 1995 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Ross Systems, Inc.

   SCHEDULE                                                                                    PAGE
-------------                                                                                ---------

         II    Valuation and Qualifying Accounts...........................................        S-1

    Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

    3. EXHIBITS. The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

    (b) REPORTS ON FORM 8-K.

    The Company did not file any Reports of Form 8-K during the fourth quarter of fiscal 1997.

    On August 19, 1997 the Company filed a report on Form 8-K which reported under Item 5, that the Company issued a press release announcing the preliminary results for the fourth quarter and fiscal year ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 25th day of September, 1997.

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

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                Chairman of the Board and
      /s/ DENNIS V. VOHS          Chief
------------------------------    Executive Officer             Sep. 25, 1997
        Dennis V. Vohs            (Principal
                                  Executive Officer)

                                Vice President, Finance and
                                  Administration, Chief
   /s/ STAN F. STOUDENMIRE        Financial
------------------------------    Officer (Principal            Sep. 25, 1997
     Stan F. Stoudenmire          Financial and
                                  Accounting Officer) and
                                  Secretary

     /s/ MARIO M. ROSATI
------------------------------  Director                        Sep. 25, 1997
       Mario M. Rosati

      /s/ BRUCE J. RYAN
------------------------------  Director                        Sep. 25, 1997
        Bruce J. Ryan

    /s/ J. PATRICK TINLEY
------------------------------  President, Chief Operating      Sep. 25, 1997
      J. Patrick Tinley           Officer and Director

                               ROSS SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 1997
                               ROSS SYSTEMS, INC.
                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

       3.1   Article of Incorporation, as amended (1)

       3.2   Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock, Series B
             Preferred Stock and Series C Preferred Stock of Ross Systems, Inc. (2)

       3.3   Bylaws, as amended (3)

       3.4   Certificate of Determination of Rights, Preferences and Privileges of Series E Preferred Stock of Ross
             Systems, Inc. (4)

      10.1   Subscription Agreement dated December 29, 1995 between Registrant and Fletcher International Limited (5)

      10.2   Subscription Agreement dated June 28, 1996 between Registrant and Fletcher International Limited (6)

      10.3   Amendment No. 1 dated July 8, 1996 to the December 29, 1995 Subscription Agreement and the June 28, 1996
             Subscription Agreement between Registrant and Fletcher International Limited (6)

      10.4   Amendment No. 2 dated June 10, 1997 to the December 29, 1995 Subscription Agreement and the June 28, 1996
             Subscription Agreement between Registrant and Fletcher International Limited

      11.1   Statement regarding Computation of Per Share Earnings

      21.1   Listing of Subsidiaries of Registrant

      23.1   Consent of Coopers & Lybrand LLP

      23.2   Consent of KPMG

      23.3   Consent of KPMG Peat Marwick LLP

      24.1   Power of Attorney (included on page 21)

        27   Financial Data Schedule

------------------------

(1) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1995, as amended by the exhibits filed by the Registrant's Current Report on Form 8-K dated February 13, 1996; and as amended by the exhibit attached to this Form 10-K.

(2) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996 filed May 6, 1996.

(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed September 27, 1993.

(4) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1996 filed February 13, 1997.

(5) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1995 filed February 14, 1996.

(6) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996 filed November 8, 1996.

          REPORT OF COOPERS & LYBRAND L.L.P., INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders

Ross Systems, Inc.:

    We have audited the consolidated balance sheets of Ross Systems, Inc. and subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules for the years ended June 30, 1997 and 1996. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the combined balance sheets of Ross Systems (UK) Ltd., Ross Systems France S.A., Ross Systems Deutschland GmbH, Ross Systems Europe N.V., and Ross Systems Nederland B.V. (the "foreign entities"), wholly-owned subsidiaries of the Company, as of June 30, 1996 and the related combined statements of operations and shareholders' equity for the year then ended, which statement reflects total assets and revenues constituting 22 percent and 29 percent, respectively, of the related consolidated totals. We also did not audit the combined foreign entities' financial statement schedule for the year ended June 30, 1996. Those combined financial statements and financial statement schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the foreign entities is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ross Systems, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, based on our audits and the report of the other auditors, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          COOPERS & LYBRAND L.L.P.

Atlanta, Georgia

August 21, 1997

              FISCAL 1996 REPORT OF KPMG, INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

Ross Systems, Inc.:

    We have audited the combined balance sheet of Ross Systems (UK) Ltd., Ross Systems France S.A., Ross Systems Deutschland GmbH, Ross Systems Europe N.V., and Ross Systems Nederland B.V. (the "foreign entities") as of June 30, 1996 and the related combined statements of operations and shareholders' equity for the year then ended (not presented separately herein). In connection with our audit of the combined foreign entities' financial statements, we also have audited the combined foreign entities' financial statement schedule for the year ended June 30, 1996. These combined financial statements and financial statement schedule are the responsibility of Ross Systems Inc.'s (the "Company") management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedule based on our audit.

    We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    The Company declined to present a statement of cash flows for the year ended June 30, 1996. Presentation of such statement summarizing the Company's operating, investing and financing activities is required by generally accepted accounting principles.

    In our opinion, except that the omission of a statement of cash flows results in an incomplete presentation as explained in the preceding paragraph, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Ross Systems (UK) Ltd., Ross Systems France S.A., Ross Systems Deutschland GmbH, Ross Systems Europe N.V., and Ross Systems Nederland B.V. as of June 30, 1996, and the results combined of operations for the year then ended, in conformity with United States generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG

Bristol, United Kingdom

September 26, 1996

      FISCAL 1995 REPORT OF KPMG PEAT MARWICK LLP, INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders

Ross Systems, Inc.:

    We have audited the consolidated statement of operations, shareholders' equity and cash flows for the year ended June 30, 1995. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended June 30, 1995. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Ross Systems, Inc. and subsidiaries for the year ended June 30, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

San Jose, California

August 18, 1995

  Except as to Note 14, which

  is as of September 18, 1996

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    4,010  $    1,862
  Accounts receivable, less allowance for doubtful accounts and returns of $3,495 and
    $2,634, respectively..................................................................      31,700      26,430
  Prepaids and other current assets.......................................................       2,225       1,724
  Income taxes recoverable................................................................      --             670
                                                                                            ----------  ----------
    Total current assets..................................................................      37,935      30,686
Property and equipment....................................................................       4,540       4,022
Computer software costs...................................................................      21,666      19,845
Other assets..............................................................................       5,574       3,496
                                                                                            ----------  ----------
                                                                                            $   69,715  $   58,049
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of debt............................................................  $   12,310  $    8,743
  Accounts payable........................................................................       9,188       5,406
  Accrued expenses........................................................................       8,393       7,853
  Income taxes payable....................................................................         199      --
  Deferred revenues.......................................................................      16,118      17,219
                                                                                            ----------  ----------
    Total current liabilities.............................................................      46,208      39,221
Long-term debt, less current installments.................................................         394          36
                                                                                            ----------  ----------
    Total liabilities.....................................................................      46,602      39,257
                                                                                            ----------  ----------
Commitments and contingencies (Note7)
Redeemable preferred stock................................................................       1,053      --
                                                                                            ----------  ----------
Shareholders' equity:
  Common stock, no par value; authorized 35,000,000 shares; issued and outstanding
    19,245,000 and 17,847,000, respectively...............................................      73,756      67,435
  Accumulated deficit.....................................................................     (50,340)    (47,987)
  Cumulative translation adjustment.......................................................      (1,356)       (656)
                                                                                            ----------  ----------
    Total shareholders' equity............................................................      22,060      18,792
                                                                                            ----------  ----------
                                                                                            $   69,715  $   58,049
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying Notes to Consolidated Financial Statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        YEARS ENDED JUNE 30,
                                                                                  --------------------------------
                                                                                    1997       1996        1995
                                                                                  ---------  ---------  ----------
Revenues:
  Software product licenses.....................................................  $  30,549  $  25,440  $   25,261
  Consulting and other services.................................................     22,818     19,239      22,039
  Maintenance...................................................................     25,406     25,110      25,170
                                                                                  ---------  ---------  ----------
                                                                                     78,773     69,789      72,470
                                                                                  ---------  ---------  ----------
Operating expenses:
  Costs of software product licenses............................................      2,905      1,757       1,416
  Costs of consulting, maintenance and other services...........................     28,511     25,769      27,823
  Software product license sales and marketing..................................     23,410     21,230      27,157
  Product development...........................................................     11,628     12,472      12,034
  General and administrative....................................................      8,050      7,258       7,568
  Provision for uncollectible accounts..........................................      3,534      1,029       2,401
  Provision for litigation claim................................................        615          0       9,154
  Amortization of other assets..................................................        742        451         749
  Restructuring charges.........................................................                              (345)
                                                                                  ---------  ---------  ----------
                                                                                     79,395     69,966      87,957
                                                                                  ---------  ---------  ----------
    Operating loss..............................................................       (622)      (177)    (15,487)

Other income (expense):
  Other income..................................................................        110         86         888
  Interest expense..............................................................     (1,032)    (1,308)     (1,021)
                                                                                  ---------  ---------  ----------
    Loss before income taxes....................................................     (1,544)    (1,399)    (15,620)
Income tax (benefit) expense....................................................        809        142         (92)
                                                                                  ---------  ---------  ----------
    Net loss....................................................................  $  (2,353) $  (1,541) $  (15,528)
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
Net loss per common share.......................................................  $   (0.13) $   (0.10) $    (1.28)
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
Shares used in per share computation............................................     18,515     15,089      12,105
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

          See accompanying Notes to Consolidated Financial Statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                        YEARS ENDED JUNE 30,
                                                                                  ---------------------------------
                                                                                     1997       1996        1995
                                                                                  ----------  ---------  ----------
Cash flows from operating activities:
  Net loss......................................................................  $   (2,353) $  (1,541) $  (15,528)
  Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
    Restructuring charges.......................................................      --         --            (345)
    Litigation settlements and expenses.........................................         615     --           9,154
    Depreciation and amortization of property and equipment.....................       2,220      2,401       2,371
    Amortization of computer software costs.....................................       7,112      5,935       4,284
    Amortization of other assets................................................         742        451         749
    Provision for uncollectible accounts........................................       3,534      1,029       2,401
    Changes in operating assets and liabilities, net of acquisition:
      Accounts receivable.......................................................      (8,306)    (7,034)      3,157
      Prepaids and other current assets.........................................        (624)       320        (468)
      Income taxes recoverable / payable........................................         582        430        (443)
      Accounts payable..........................................................       2,025     (1,797)       (716)
      Accrued expenses..........................................................        (677)    (4,855)     (2,340)
      Deferred revenues.........................................................      (1,638)     1,680      (2,451)
    Other, net..................................................................         (13)    --            (755)
                                                                                  ----------  ---------  ----------
        Net cash provided by (used for) operating activities....................       3,219     (2,981)       (930)
                                                                                  ----------  ---------  ----------
Cash flows from investing activities:
  Purchases of property and equipment...........................................      (1,677)    (1,480)     (1,072)
  Computer software costs capitalized...........................................      (8,879)    (8,253)     (8,325)
  Acquisitions and divestitures.................................................         (48)       220       1,980
  Other.........................................................................         311         75         (50)
                                                                                  ----------  ---------  ----------
        Net cash used for investing activities..................................     (10,293)    (9,438)     (7,467)
                                                                                  ----------  ---------  ----------
Cash flows from financing activities:
  Net line of credit activity...................................................       3,381      4,162      (4,060)
  Capital lease payments........................................................         (58)      (585)       (647)
  Proceeds from issuance of common stock........................................         254        601         703
  Proceeds from private equity financings, net..................................       5,720      6,395      11,279
                                                                                  ----------  ---------  ----------
        Net cash provided by financing activities...............................       9,297     10,573       7,275
                                                                                  ----------  ---------  ----------
Effect of exchange rate changes on cash.........................................         (75)        80         (66)
                                                                                  ----------  ---------  ----------
Net increase (decrease) in cash and cash equivalents............................       2,148     (1,766)     (1,188)
Cash and cash equivalents at beginning of period................................       1,862      3,628       4,816
                                                                                  ----------  ---------  ----------
Cash and cash equivalents at end of period......................................  $    4,010  $   1,862  $    3,628
                                                                                  ----------  ---------  ----------
                                                                                  ----------  ---------  ----------

          See accompanying Notes to Consolidated Financial Statements

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                         COMMON STOCK                    CUMULATIVE      TOTAL
                                                     --------------------  ACCUMULATED   TRANSLATION  SHAREHOLDERS'
                                                      SHARES     AMOUNT      DEFICIT     ADJUSTMENT      EQUITY
                                                     ---------  ---------  ------------  -----------  ------------
Balances as of June 30, 1994.......................     10,224     42,872      (30,918)        (817)       11,137
Exercise of stock options..........................        105        362       --           --               362
Issuance of stock for licensed technology..........        272      1,000       --           --             1,000
Issuance of stock in private equity financing,
  net..............................................      3,291     11,279       --           --            11,279
Issuance of stock pursuant to employee stock
  purchase plan....................................         94        341       --           --               341
Effect of foreign currency translation.............     --         --           --              331           331
Net loss...........................................     --         --          (15,528)      --           (15,528)
                                                     ---------  ---------  ------------  -----------  ------------
Balances as of June 30, 1995.......................     13,986     55,854      (46,446)        (486)        8,922
Exercise of stock options..........................        128        397       --           --               397
Issuance of stock for product acquisitions.........        315      1,495       --           --             1,495
Issuance of stock in settlement of litigation......        691      3,090       --           --             3,090
Issuance of stock in private equity financings,
  net..............................................      2,651      6,395       --           --             6,395
Issuance of stock pursuant to employee stock
  purchase plan....................................         76        204       --                            204
Effect of foreign currency translation.............     --         --           --             (170)         (170)
Net loss...........................................     --         --           (1,541)      --            (1,541)
                                                     ---------  ---------  ------------  -----------  ------------
Balances as of June 30, 1996.......................     17,847  $  67,435   $  (47,987)   $    (656)   $   18,792
Exercise of stock options..........................         44        125       --           --               125
Issuance of stock for purchase of distributor......        217      1,297       --           --             1,297
Issuance of stock in private equity financings,
  net..............................................      1,079      4,667       --           --             4,667
Issuance of stock pursuant to employee stock
  purchase plan....................................         58        232       --                            232
Effect of foreign currency translation.............     --         --           --             (700)         (700)
Net loss...........................................     --         --           (2,353)      --            (2,353)
                                                     ---------  ---------  ------------  -----------  ------------
Balances as of June 30, 1997.......................     19,245  $  73,756   $  (50,340)   $  (1,356)   $   22,060
                                                     ---------  ---------  ------------  -----------  ------------
                                                     ---------  ---------  ------------  -----------  ------------

          See accompanying Notes to Consolidated Financial Statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Ross Systems, Inc. (the "Company") and its subsidiaries, all of which are wholly owed. All significant intercompany balances and transactions have been eliminated in consolidation.

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

    (F) AMORTIZATION OF OTHER ASSETS

    The other assets described in Notes 2 and 4 are amortized using the straight-line method over the following estimated useful lives:

Acquired software technology.................................................  3 to 5 years
Covenants not to compete.....................................................  3 to 5 years
Goodwill.....................................................................  7 to 10 years

    Other assets have generally resulted from business combinations accounted for as purchases and are recorded at the lower of unamortized cost or fair value. The Company annually reviews the carrying amounts of these assets for indications of impairment, based on expected undiscounted cash flows related

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) to the acquired entities or products. Impairment of value, if any, is recognized in the period it is determined.

    (G) REVENUE RECOGNITION

    The Company recognizes revenues from licenses of computer software provided that a noncancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. Where the Company has future obligations, if such obligations are insignificant, related costs are accrued immediately. When the obligations are significant, the software product license revenues are deferred. Future contractual obligations can include software customization, requirements to provide additional products in the future and porting products to new platforms. Contracts which require significant software customization are accounted for on the percentage of completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

    Service revenues generated from professional consulting and training services are recognized as the services are performed. Maintenance revenues, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally twelve months.

    (H) COMPUTER SOFTWARE COSTS

    The Company capitalizes computer software product development costs incurred in developing a product once technological feasibility has been established and until the product is available for general release to customers. Technological feasibility is established when the Company either (i) completes a detail program design that encompasses product function, feature and technical requirements and is ready for coding, and confirms that the product design is complete, that the necessary skills, hardware and software technology are available to produce the product, that the completeness of the detail program design is consistent with the product design by documenting and tracing the detail program design to the product specifications, and that the detail program design has been reviewed for high- risk development issues and any related uncertainties have been resolved through coding and testing; or, (ii) completes a product design and working model of the software product, and the completeness of the working model and its consistency with the product design have been confirmed by testing. The Company evaluates realizability of the capitalized amounts based on expected revenues from the product over the remaining product life. Where future revenue streams are not expected to cover remaining amounts to be amortized, the Company either accelerates amortization or expenses remaining capitalized amounts. Amortization of such costs is computed on a straight-line basis over the expected economic life of the product (not to exceed five years). As of June 30, 1997 and 1996 capitalized computer software costs approximated $47,191,000 and $38,629,000, respectively, and related accumulated amortization totaled $25,525,000 and $18,784,000, respectively. Software costs related to the development of new products incurred prior to establishing technological feasibility or after general release are expensed as incurred.

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

    (J) FOREIGN OPERATIONS AND CURRENCY TRANSLATION

    The local currencies of the Company's foreign subsidiaries are the functional currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at current exchange rates, and the resulting translation gains and losses are included as an adjustment to shareholders' equity. Transaction gains and losses relate to US dollar denominated intercompany receivables recorded in the financial statements of the Company's foreign subsidiaries and are reflected in income. Where related intercompany balances have been designated as long-term, gains and losses are included as an adjustment to shareholders' equity. Net gains and losses arising from foreign currency transactions for all periods have not been significant.

    (K) RECLASSIFICATIONS

    Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 financial statement presentation.

    (L) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

    (M) ADVERTISING COSTS

    The Company generally expenses advertising costs as incurred. Advertising costs for the fiscal years ended June 30, 1997, 1996 and 1995 were $1,617,494, $905,953 and $1,166,342, respectively.

    (N) NEW ACCOUNTING PRONOUNCEMENTS

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

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) The Company has elected to follow Accounting Principles Board Opinion No.
25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" ("Statement 128") and Statement of Financial Accounting Standards No. 129, "DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE" ("Statement 129"). Statement 128 specifies the computation, presentation and disclosure requirements for Earnings Per Share ("EPS"), and is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. The Company has determined that the adoption of Statement 128 would have no effect on the net loss per common share for the years ended June 30, 1997, 1996 and 1995. Statement 129 consolidates the existing requirements to disclose certain information about an entity's capital structure and is not expected to change the Company's current capital structure disclosures. Statements 128 and 129 are required to be implemented no later than the Company's fiscal year 1998.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has not yet determined the impact of Statement of Financial Accounting Standards No. 131 on its future financial statement disclosures.

(2) ACQUISITIONS AND DIVESTITURES

    On December 30, 1996, the Company acquired a 100% ownership interest in Ross Iberica, its distributor in Spain and Portugal for the past five years, in exchange for shares of the Company's common stock valued at approximately $1,400,000. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business have been included in the Company's results of operations since the date of acquisition. The pro forma effects on total revenues, net earnings, and net earnings per share of including this subsidiary in the Company's Consolidated Statement of Operations are not significant.

    On June 30, 1995, the Company and Argonaut Information Systems of California, Inc. ("Argonaut") reached a final settlement regarding an acquisition earn-out that was submitted to binding arbitration in July 1994, for which the Company accrued another $3,330,000 and interest, costs and attorneys fees of $1,461,000. As of June 30, 1995, the Company had paid $5,132,000 of the $9,923,000 aggregate accrual. The Company also agreed to issue 190,000 shares of its Common Stock to Argonaut with a value of approximately $808,000 in exchange for a non-exclusive, worldwide, royalty-free license to certain additional Argonaut technology, of which $552,000 was expensed in March 1995. On July 6, 1995, the Company issued these shares. In addition, $248,000 of legal expense incurred in connection with the Argonaut litigation during fiscal 1995 has been included as part of the Company's "Litigation settlements and expenses" on the accompanying 1995 Statement of Operations. In conjunction with the settlement agreement, the parties agreed to payment terms and the complete settlement of all claims. Under the terms of the settlement agreement, the Company agreed to pay Argonaut $1 million upon signing and the

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(2) ACQUISITIONS AND DIVESTITURES (CONTINUED) balance in nine installments of principal (plus interest at 12%). In exchange for the cash payments, the issuance of the common stock and the license of the technology, both parties dismissed their lawsuits with prejudice. In February 1996, the Company made its final payment to Argonaut under the settlement agreement, thereby satisfying this obligation.

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

(3) PROPERTY AND EQUIPMENT

    A summary of property and equipment follows:

                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------

                                                                                                (IN THOUSANDS)
Computer equipment........................................................................  $   13,186  $   11,506
Furniture and fixtures....................................................................       3,833       3,667
Leasehold improvements....................................................................       1,935       1,729
                                                                                            ----------  ----------
                                                                                                18,954      16,902
Less accumulated depreciation and amortization............................................     (14,414)    (12,880)
                                                                                            ----------  ----------
                                                                                            $    4,540  $    4,022
                                                                                            ----------  ----------
                                                                                            ----------  ----------

(4) OTHER ASSETS

    A summary of other assets follows:

                                                                                                    JUNE 30,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------

                                                                                                 (IN THOUSANDS)
Purchased computer software technology......................................................  $   4,632  $   3,328
Covenants not to compete....................................................................      1,005      1,005
Goodwill....................................................................................      5,393      3,851
Other.......................................................................................      2,236      1,861
                                                                                              ---------  ---------
                                                                                                 13,266     10,045
Less accumulated amortization...............................................................     (7,692)    (6,549)
                                                                                              ---------  ---------
                                                                                              $   5,574  $   3,496
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    The amount of goodwill recorded for the aforementioned Ross Iberica purchase was approximately $1,541,000 and is being amortized over seven years.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(4) OTHER ASSETS (CONTINUED)
    During fiscal 1996, the Company settled certain of its accounts receivable from a former distributor by way of assignment of the former distributor's customer base. The total amount capitalized was approximately $749,000 and is being amortized over three years.

(5) ACCRUED EXPENSES

    A summary of accrued expenses follows:

                                                                                                       JUNE 30,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------

                                                                                                    (IN THOUSANDS)
Accrued vacation and other employee benefits...................................................  $   1,075  $   1,343
Accrued commissions............................................................................      2,210      1,992
Deferred rent..................................................................................        140        502
Sales and use taxes payable....................................................................      1,210      1,483
Restructuring charges..........................................................................     --             94
Customer settlements...........................................................................        360        214
Royalties......................................................................................      1,574        843
Other..........................................................................................      1,824      1,382
                                                                                                 ---------  ---------
                                                                                                 $   8,393  $   7,853
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    During fiscal 1997, the Company settled a dispute with a customer with the understanding that the settlement and related legal fees would be covered under the Company's business insurance. The Company subsequently learned that the insurer took exception to the Company's settlement with its customer and withheld payment on the claim, pending arbitration. Although the Company is currently arbitrating a settlement with the insurer, the Company has recorded a charge of $615,000 to cover the potential settlement and legal fees.

(6) DEBT

    The Company has a $15,000,000 revolving credit facility which is secured by substantially all assets of the Company. The revolving credit facility expires on October 31, 2000; carries an interest rate at the Prime rate plus 2% (10.5% at June 30, 1997); and restricts the Company's ability to enter into any acquisition or merger not in the Company's regular line of business and to pay any cash dividends on the Company's stock. The revolving credit facility may be withdrawn if (a) the Company fails to pay any principal or interest amount due, or (b) there is a material impairment of the Company's business which would prevent loan repayment, and (c) any of these events are not remedied by the Company within allowable periods. On June 30, 1997 and 1996, $11,657,000 and $8,605,000 were outstanding under the Company's revolving credit facilities, respectively.

    As of June 30, 1997 and 1996, the Company had outstanding capital lease obligations aggregating $44,000 and $174,000, respectively.

(7) COMMITMENTS AND CONTINGENCIES

    During fiscal 1995, the Company settled two significant lawsuits. The first suit was filed on December 30, 1992 in the Superior Court for Santa Clara County in California, by Argonaut (see Note 2

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(7) COMMITMENTS AND CONTINGENCIES (CONTINUED)
"Acquisitions and Divestitures"). At June 30, 1995, the Company accrued $4.8 million as its obligation under the settlement agreement. As of June 30, 1996, the Company had satisfied all obligations under the settlement agreement and no remaining amounts are due.

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

    No amounts related to either of the above matters have been recorded in the Company's Statement of Operations for fiscal 1996.

    The Company leases facilities and certain equipment under operating leases which expire at various dates through fiscal 2016. Certain leases include renewal options and rental escalation clauses to reflect changes in price indices, real estate taxes, and maintenance costs. As of June 30, 1997, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

FISCAL YEAR
-----------------------------------------------------------------------------------
1998...............................................................................  $   4,284
1999...............................................................................      4,032
2000...............................................................................      3,306
2001...............................................................................      2,441
2002...............................................................................      1,726
Thereafter.........................................................................      2,996
                                                                                     ---------
Total future minimum lease payments................................................  $  18,785
                                                                                     ---------
                                                                                     ---------

    The Company's lease for certain equipment, representing $717,000 of the total future lease payments, contains a financial covenant requiring it to achieve a minimum level of earnings after taxes for the fiscal year ended June 30, 1997. Breech of this covenant is considered an event of default under the lease. Although the Company did not achieve this minimum earnings requirement for fiscal 1997, the lessor has agreed to accept a Letter of Credit on behalf of the Company to waive this covenant requirement.

    Rent expense approximated $3,084,000, $3,225,000, and $5,063,000 for fiscal 1997, 1996 and 1995, respectively. Included in fiscal 1997 rent expense is income from certain noncancelable subleases of approximately $905,000.

    As of June 30, 1997, future sublease income to be received is as follows (in thousands):

FISCAL YEAR
--------------------------------------------------------------------------------------
1998..................................................................................  $     190
1999..................................................................................        190
2000..................................................................................         71
                                                                                        ---------
Total future sublease income..........................................................  $     451
                                                                                        ---------
                                                                                        ---------

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(8) CAPITAL STOCK

    (A) REDEEMABLE PREFERRED STOCK

    In fiscal 1991, the Company authorized a new class of no par value preferred stock consisting of 5,000,000 shares. The Board of Directors is authorized to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the shareholders. As of June 30, 1997, the Company had issued, converted and retired 1,500,593 shares of Preferred Stock. In addition, under a December 29, 1995 subscription agreement between the Company and an investor, which was subsequently amended on June 28, 1996 and June 10, 1997, the Company has 107 shares of its Series E Redeemable Convertible Preferred Stock outstanding at June 30, 1997. Unless converted earlier, this stock is mandatorily redeemable by the Company, for $10,000 per share plus 2% per annum, on January 6, 2000 or earlier if certain conditions of the Agreement are met.

    (B) NON-VOTING COMMON STOCK

    The Company's Restated Articles of Incorporation authorize the issuance of up to 2,000,000 shares of non-voting common stock. No shares of non-voting common stock were outstanding as of June 30, 1997.

    (C) PRIVATE EQUITY FINANCING

    During fiscal 1996, the Company completed two private placements of equity securities. On January 2, 1996 the Company received approximately $1,820,000 in cash proceeds net of offering expenses, for the issuance of 500,000 shares of the Company's Series A Convertible Preferred Stock. In addition on February 28, 1996 the Company received approximately $4,575,000 in cash proceeds net of offering expenses, for the issuance of 500 shares of the Company's Series D Convertible Preferred Stock.

    During fiscal 1997, the Company completed two additional private placements of equity securities with the same investor who had purchased and converted the Company's Series A Preferred Stock. On July 8, 1996 the Company received approximately $3,737,000 in cash proceeds net of offering expenses, for the issuance of 500,000 shares of the Company's Series B Convertible Preferred Stock and 500,000 shares of the Company's Series C Convertible Preferred Stock. Additionally, on January 6, 1997 the Company received approximately $1,983,000 in cash proceeds net of offering expenses, for the issuance of 200 shares of the Company's aforementioned Series E Redeemable Convertible Preferred Stock. As of June 30, 1997, 107 shares of the Company's Series E Redeemable Convertible Preferred Stock remains outstanding.

    (D) WARRANTS

    In connection with the issuance of the Company's Series A Preferred Stock and the subsequent issuances of the Company's Series B and Series C Preferred Stock, the Company granted a warrant to the "investor" to purchase 400,000 shares of the Company's Common Stock at an exercise price of $5.576 per share during the period from and including July, 1, 1997 through and including December 29, 2000. Additionally, in connection with the subsequent issuance of the Company's Series E Preferred Stock, the Company granted another warrant to the "investor" to purchase 640,000 shares of the Company's Common Stock at a maximum exercise price of $8.00 per share during the period from and including July, 1, 1997 through and including December 29, 2000.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(9) EMPLOYEE STOCK PLANS

    At June 30, 1997, the Company has three stock-based compensation plans, which are described below. The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Stock Option Plan and its Stock Purchase Plan. There has been no activity in its Other Employee Plan. Had compensation cost for the Company's Stock Option and Stock Purchase Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

                                                                             YEAR ENDED JUNE 30,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Net loss:
  As reported..............................................................  $   2,353  $   1,541
  Pro forma................................................................  $   4,414  $   3,634
Net loss per share:
  As reported..............................................................  $    0.13  $    0.10
  Pro forma................................................................  $    0.24  $    0.24

    For purposes of computing the pro forma amounts above, the Black-Scholes option pricing model was used. The assumptions used in this model are disclosed for the individual plans below.

    (A) STOCK OPTION PLAN

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

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(9) EMPLOYEE STOCK PLANS (CONTINUED)
    A summary of the status of the Company's Plan as of June 30, 1997, 1996 and 1995 and activity for the fiscal years then ended is presented below:

                                                                      WEIGHTED
                                                       NUMBER OF       AVERAGE
                                                        SHARES     EXERCISE PRICE   EXERCISABLE
                                                      -----------  ---------------  -----------
Balance as of June 30, 1994                             1,058,000     $    7.35
Granted (at fair value)                                 1,326,000     $    3.84
Exercised                                                (105,000)    $    3.47
Canceled                                               (1,245,000)    $    6.80
                                                      -----------
Balance as of June 30, 1995                             1,034,000     $    4.06        344,000
                                                                                    -----------
                                                                                    -----------
Granted (at fair value)                                   703,000     $    4.81
Exercised                                                (128,000)    $    3.09
Canceled                                                 (360,000)    $    4.58
                                                      -----------
Balance as of June 30, 1996                             1,249,000     $    4.43        421,000
                                                                                    -----------
                                                                                    -----------
Granted (at fair value)                                   584,000     $    5.62
Exercised                                                 (44,000)    $    3.47
Canceled                                                 (239,000)    $    4.56
                                                      -----------
Balance as of June 30, 1997                             1,550,000     $    4.88        620,000
                                                      -----------                   -----------
                                                      -----------                   -----------

    The weighted average estimated fair value of options granted during fiscal 1997 and 1996 was $3.38 and $2.86, respectively.

    The following table summarizes information about the stock options outstanding at June 30, 1997:

                          OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
-----------------------------------------------------------------------  ------------------------
                                          WEIGHTED AVERAGE   WEIGHTED                  WEIGHTED
                                             REMAINING        AVERAGE                   AVERAGE
         RANGE OF              SHARES       CONTRACTUAL      EXERCISE      SHARES      EXERCISE
      EXERCISE PRICES        OUTSTANDING        LIFE           PRICE     EXERCISABLE     PRICE
---------------------------  -----------  ----------------  -----------  -----------  -----------
$2.75--$2.81...............     130,000        8.1 years     $    2.79       48,000    $    2.78
$3.63--$3.63...............     463,000        7.1 years          3.63      377,000         3.63
$3.81--$5.50...............     544,000        8.7 years          5.01       88,000         4.89
$5.88--$12.13..............     413,000        8.0 years          6.77      107,000         7.55
                             -----------        --------         -----   -----------       -----
Totals.....................   1,550,000        8.0 years     $    4.88      620,000    $    4.41
                             -----------        --------         -----   -----------       -----
                             -----------        --------         -----   -----------       -----

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(9) EMPLOYEE STOCK PLANS (CONTINUED)
    The following weighted average assumptions for the Company's Stock Option Plan were used to determine the pro forma amounts noted above:

                                                                         YEAR ENDED JUNE 30,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Expected life.........................................................   3.9 years   3.8 years
Expected volatility...................................................       76.5%       76.5%
Risk-free interest rate...............................................        6.2%        5.8%
Expected dividend yield...............................................           *           *

------------------------

*   Not applicable

    (B) EMPLOYEE STOCK PURCHASE PLAN

    The Company has reserved 650,000 shares of common stock for issuance under its 1991 Employee Stock Purchase Plan ("ESPP"). Under the ESPP, the Company's employees may purchase, through payroll deductions of 1% to 10% of compensation, shares of common stock at a price per share that is the lesser of 85% of its fair market value as of the beginning or end of the offering period. Under the ESPP, the Company sold 57,803 shares, 75,907 shares and 94,461 shares to employees in fiscal 1997, 1996 and 1995, respectively. The weighted average fair value of those purchase rights granted in fiscal 1997 and 1996 was $1.52 and $1.07, respectively. As of June 30, 1997, 499,827 shares had been issued under the ESPP.

    The following weighted average assumptions for the Company's ESPP were used to determine the pro forma amounts noted above:

                                                                         YEAR ENDED JUNE 30,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Expected life.........................................................   0.5 years   0.5 years
Expected volatility...................................................       76.5%       76.5%
Risk-free interest rate...............................................        5.7%        5.4%
Expected dividend yield...............................................           *           *

------------------------

*   Not applicable

    (C) OTHER EMPLOYEE PLAN

    In June 1992, the Company reserved 200,000 shares of common stock for issuance to certain employees as payment under compensation agreements. As of June 30, 1997, 10,000 shares had been issued under the plan.

(10) INCOME TAXES

    Earnings (losses) before income taxes include foreign earnings (losses) before income taxes of approximately ($1,377,000), $4,100,000, and $4,900,000 for fiscal 1997, 1996 and 1995, respectively.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(10) INCOME TAXES (CONTINUED)
    Income tax expense (benefit) for the years ended June 30, 1997, 1996 and 1995 consists of the following (in thousands):

                                                                           1997       1996       1995
                                                                         ---------  ---------  ---------
Current:
  Federal..............................................................  $  --      $  --      $  --
  Foreign..............................................................        722        133       (112)
  State................................................................         87          9         20
                                                                         ---------  ---------        ---
                                                                               809        142        (92)
                                                                         ---------  ---------        ---
Deferred:
  Federal..............................................................     --         --         --
  Foreign..............................................................     --         --         --
  State................................................................     --         --         --
                                                                         ---------  ---------        ---
                                                                            --         --         --
                                                                         ---------  ---------        ---
                                                                         $     809  $     142  $     (92)
                                                                         ---------  ---------        ---
                                                                         ---------  ---------        ---

    For the years ended June 30, 1997, 1996 and 1995, the reconciliation between the amounts computed by applying the United States federal statutory tax rate of 34% to loss before income taxes and the actual tax expense follows (in thousands):

                                                                                          1997       1996       1995
                                                                                        ---------  ---------  ---------
Income tax (benefit) expense at statutory rate........................................  $    (525) $    (476) $  (5,311)
State income tax (benefit) expense, net of federal income tax benefit.................         58          9         20
Change in beginning of year valuation allowance.......................................       (908)    --         --
Losses for which no benefit is recognized.............................................      1,081        305      4,881
Rate differential related to foreign income and foreign tax withholdings..............        951        133     --
Amortization of other assets..........................................................        167        132        233
Other.................................................................................        (15)        39         85
                                                                                        ---------  ---------  ---------
                                                                                        $     809  $     142  $     (92)
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(10) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 1997 and 1996 were as follows (in thousands):

                                                                             1997       1996
                                                                           ---------  ---------
Accruals and reserves....................................................  $   1,597  $   2,358
Net operating loss carryforward (federal)................................     14,575     14,317
Net operating loss carryforward (state)..................................      1,293      1,155
Net operating loss carryforward (foreign)................................      4,142      3,638
Foreign tax and research credit carryforwards............................      2,802      2,421
                                                                           ---------  ---------
  Total gross deferred tax assets........................................     24,409     23,889
  Less valuation allowance...............................................    (14,069)   (14,977)
                                                                           ---------  ---------
  Net deferred tax assets................................................     10,340      8,912
                                                                           ---------  ---------
Capitalized computer software costs......................................     (9,838)    (8,271)
Undistributed earnings of DISC subsidiary................................       (308)      (345)
Fixed assets--depreciation differences...................................       (194)      (296)
                                                                           ---------  ---------
  Total gross deferred liabilities.......................................    (10,340)    (8,912)
                                                                           ---------  ---------
Net deferred taxes.......................................................  $  --      $  --
                                                                           ---------  ---------
                                                                           ---------  ---------

    The net change in total valuation allowance for the year ended June 30, 1997 was a decrease of $908,000. The valuation allowance has been established to recognize the uncertainty of utilizing loss and credit carryovers and certain deferred assets.

    At June 30, 1997, the Company had net operating loss carryforwards of approximately $42,900,000, $13,900,000 and 11,600,000 for federal, California and foreign tax purposes, respectively. At June 30, 1997, the Company also had unused research and other credit carryforwards of approximately $300,000 and $1,900,000 for federal and California tax purposes, respectively. The loss and research credit carryforwards, if not utilized, will expire between fiscal 1998 and 2012.

    The benefit from subsequent usage of approximately $1,466,000 of the loss carryforwards attributable to stock option compensation will be allocated to Common Stock.

(11) RESTRUCTURING CHARGES

    Included in fiscal 1994 results is a $1,936,000 charge associated with the Company's restructuring of its workforce and facilities. The restructuring charge was recorded primarily for severance pay and related taxes and health benefits associated with reducing staffing levels of $635,000, and approximately $1,301,000 for eliminating excess facilities in both North America and Europe. During fiscal 1995, the Company determined that its restructuring reserve was overstated by approximately $345,000 and reversed that portion of the restructuring charge previously accrued. At June 30, 1996, the remaining restructuring reserve was approximately $94,000, and was included in accrued expenses. At June 30, 1997 the reserve had been completely amortized.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(12) FOREIGN OPERATIONS

    The Company markets its products worldwide. Revenues can be grouped into two primary geographic segments: North America and Europe. Selected financial data by primary geographic area for the years ended June 30, 1997, 1996 and 1995 follow (in thousands):

                                                                                                       1997     1996      1995
                                                                                                      -------  -------  --------
Sales to unaffiliated customers:
  North America.....................................................................................  $57,894   49,753  $ 49,478
  Europe............................................................................................   20,879   20,036    22,992
                                                                                                      -------  -------  --------
    Total...........................................................................................  $78,773  $69,789  $ 72,470
                                                                                                      -------  -------  --------
                                                                                                      -------  -------  --------
Operating earnings (loss):
  North America.....................................................................................  $   732  $ 3,740  $(10,640)
  Europe............................................................................................   (1,354)  (3,917)   (4,847)
                                                                                                      -------  -------  --------
    Total...........................................................................................  $  (622) $  (177) $(15,487)
                                                                                                      -------  -------  --------
                                                                                                      -------  -------  --------
Total assets:
  North America.....................................................................................  $53,617  $46,329  $ 41,442
  Europe............................................................................................   16,098   11,720    13,619
                                                                                                      -------  -------  --------
    Total...........................................................................................  $69,715  $58,049  $ 55,061
                                                                                                      -------  -------  --------
                                                                                                      -------  -------  --------
Export sales........................................................................................  $ 8,239  $ 7,334  $  5,838
                                                                                                      -------  -------  --------
                                                                                                      -------  -------  --------

(13) SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information for the years ended June 30, 1997, 1996 and 1995 follows (in thousands):

                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Cash payments:
  Interest...........................................................................  $   1,013  $   1,269  $   1,048
  Income taxes.......................................................................  $     435  $      50  $     944
Noncash investing and financing activities:
  Conversion of preferred stock......................................................  $   4,667     --         --
  Product purchased in exchange for distribution agreement...........................  $   1,300     --         --
  Issuance of stock for licensed technology..........................................     --         --      $   1,000
  Acquisition of equipment under capital lease obligations...........................  $      29  $     308  $     170
  Sale of product line for note receivable...........................................     --         --      $   2,200
  Issuance of stock in settlement of litigation......................................     --      $   3,090     --
  Issuance of stock for product/business acquisitions................................  $   3,727  $   1,495     --
  Acquisition of distributor's customer base.........................................     --      $     759     --

    In June 1997, the Company entered into a license agreement with a distributor whereby the distributor received a license, valued at $1.3 million, to distribute the Company's Renaissance CS product. The Company recognized this revenue in June 1997. Simultaneously, the Company received certain software products and components from this distributor in exchange for the aforementioned license agreement. The value of the license agreement was ascribed to the assets received in this non-monetary

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(13) SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED) transaction. These assets are included in capitalized software costs and are being amortized over four years.

(14) RESTATEMENT OF DEFERRED REVENUES

    During fiscal 1996, the Company determined that its accounting process for recognizing renewable maintenance credits issued resulted in an understatement of its deferred revenue balances in prior years. Accordingly, the Company restated its deferred revenues and accumulated deficit balances for all prior periods presented. These adjustments did not change the previously reported results of operations for any prior periods presented.

(15) SELECTED UNAUDITED QUARTERLY INFORMATION

    Selected unaudited quarterly financial information for the years ended June 30, 1997 and 1996 follows (in thousands, except per share data):

                                                                       JUNE 30,    MARCH 31,   DEC. 31,   SEPT. 30,
                                                                         1997        1997        1996       1996
                                                                       ---------  -----------  ---------  ---------
Total revenues.......................................................  $  23,132   $  19,016   $  18,555  $  18,070
Operating earnings (loss)............................................  $  (2,001)  $    (628)  $   1,100  $     907
Net earnings (loss)..................................................  $  (2,667)  $    (989)  $     807  $     496
Net earnings (loss) per common share.................................  $   (0.14)  $   (0.05)  $    0.04  $    0.03

                                                                       JUNE 30,    MARCH 31,   DEC. 31,   SEPT. 30,
                                                                         1996        1996        1995       1995
                                                                       ---------  -----------  ---------  ---------
Total revenues.......................................................  $  20,180   $  18,131   $  16,989  $  14,490
Operating earnings (loss)............................................  $   1,775   $   1,151   $     173  $  (3,276)
Net earnings (loss)..................................................  $   1,535   $     717   $    (202) $  (3,591)
Net earnings (loss) per common share.................................  $    0.09   $    0.05   $   (0.01) $   (0.25)

(16) FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of fiscal 1997, the Company recorded a provision for doubtful accounts and returns of $2,015,000 which included $369,000 relating to one customer. The remaining increase is due principally to increases in the Company's general and specific reserves totaling approximately $1 million. The Company also recorded a charge of $615,000 in the fourth quarter to cover the potential settlement and related legal fees associated with a dispute with its insurer. Additionally, the Company reduced its accrual for employee vacations by $244,000, representing the net present value of the Company's liability at June 30, 1997.

                                                                     SCHEDULE II

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                      ADDITIONS
                                                               ------------------------
                                                  BALANCE AT   CHARGED TO     CHARGED
                                                   BEGINNING    COSTS AND    TO OTHER                    BALANCE AT
DESCRIPTION                                        OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS(1)  END OF PERIOD
------------------------------------------------  -----------  -----------  -----------  -------------  -------------
Year ended June 30, 1997 allowance for doubtful
  accounts and returns..........................   $   2,634    $   3,534    $  --         $   2,673      $   3,495
                                                  -----------  -----------       -----        ------         ------
                                                  -----------  -----------       -----        ------         ------
Year ended June 30, 1996 allowance for doubtful
  accounts and returns..........................   $   2,780    $   1,029    $  --         $   1,175      $   2,634
                                                  -----------  -----------       -----        ------         ------
                                                  -----------  -----------       -----        ------         ------
Year ended June 30, 1995 allowance for doubtful
  accounts and returns..........................   $   3,180    $   2,401    $  --         $   2,801      $   2,780
                                                  -----------  -----------       -----        ------         ------
                                                  -----------  -----------       -----        ------         ------

------------------------

(1) Represents net charge-offs of specific receivables.