Form 10-Q
period 1997-09-30
ROSS SYSTEMS INC/CA
filed 1997-11-14
CIK 873594

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

                                          or

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

                                    (770) 351-9600
                                    --------------
                 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        YES  X   NO
                                                     ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                       Outstanding
                 Class                 October 31, 1997
                 -----                 ----------------
         Common stock, no par value         19,251,784


-------------------------------------------------------------------------------

                             This is page 1 of 19 pages.
                           Index to exhibits is on page 17.

-------------------------------------------------------------------------------
                                  ROSS SYSTEMS, INC.

                            QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED SEPTEMBER 30, 1997

                                  TABLE OF CONTENTS


                                                                       Page No.
-------------------------------------------------------------------------------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations -
              Three months ended September 30, 1997 and 1996               3

         Condensed Consolidated Balance Sheets -
              September 30, 1997 and June 30, 1997                         4

         Condensed Consolidated Statements of Cash Flows -
              Three months ended September 30, 1997 and 1996               5

         Notes to Condensed Consolidated Financial Statements              6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       14
-------------------------------------------------------------------------------
PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 15
-------------------------------------------------------------------------------
SIGNATURES                                                                16
-------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                (Unaudited)

                                                                                                  THREE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
Revenues:
 Software product licenses.....................................................................  $   8,465  $   6,797
 Consulting and other services.................................................................      5,228      4,995
 Maintenance...................................................................................      6,126      6,278
                                                                                                 ---------  ---------
   Total revenues..............................................................................     19,819     18,070
                                                                                                 ---------  ---------
Operating expenses:
 Costs of software product licenses............................................................        459        474
 Costs of consulting, maintenance and other services...........................................      7,399      6,399
 Sales and marketing...........................................................................      6,030      4,696
 Product development...........................................................................      2,854      2,879
 General and administrative....................................................................      1,679      1,901
 Provision for uncollectible accounts..........................................................        648        654
 Litigation settlement.........................................................................       (381)        --
 Amortization of other assets..................................................................        222        160
                                                                                                 ---------  ---------
   Total operating expenses....................................................................     18,910     17,163
                                                                                                 ---------  ---------
Operating earnings.............................................................................        909        907
 Other expenses, net...........................................................................       (306)      (189)
                                                                                                 ---------  ---------
Earnings before income taxes...................................................................        603        718
 Income tax expense............................................................................        255        222
                                                                                                 ---------  ---------
Net earnings...................................................................................  $     348  $     496
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
Net earnings per common and common equivalent share............................................  $    0.02  $    0.03
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
Shares used in per share computation...........................................................     19,658     18,876
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                          SEPTEMBER 30,  JUNE 30,
                                                                                              1997         1997
                                                                                          -------------  ---------
                                     ASSETS
Current assets:
 Cash and cash equivalents..............................................................    $   2,633    $   4,010
 Accounts receivable, less allowance
  for doubtful accounts and returns.....................................................       27,570       31,700
 Prepaids and other current assets......................................................        2,264        2,225
                                                                                          -------------  ---------
   Total current assets.................................................................       32,467       37,935

Property and equipment..................................................................        4,246        4,540
Computer software costs.................................................................       22,396       21,666
Other assets............................................................................        5,191        5,574
                                                                                          -------------  ---------
   Total assets.........................................................................    $  64,300    $  69,715
                                                                                          -------------  ---------
                                                                                          -------------  ---------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of debt...........................................................    $  11,978    $  12,310
 Accounts payable.......................................................................        6,490        9,188
 Accrued expenses.......................................................................        6,437        8,393
 Income taxes payable...................................................................          216          199
 Deferred revenues......................................................................       15,408       16,118
                                                                                          -------------  ---------
   Total current liabilities............................................................       40,529       46,208
                                                                                          -------------  ---------
Long-term debt, less current installments...............................................          428          394
                                                                                          -------------  ---------
Redeemable preferred stock..............................................................        1,053        1,053
                                                                                          -------------  ---------
Shareholders' equity:
 Common stock...........................................................................       73,738       73,756
 Preferred stock
 Accumulated deficit....................................................................      (49,992)     (50,340)
 Cumulative translation adjustment......................................................       (1,456)      (1,356)
                                                                                          -------------  ---------
   Total shareholders' equity...........................................................       22,290       22,060
                                                                                          -------------  ---------
   Total liabilities and shareholders' equity...........................................    $  64,300    $  69,715
                                                                                          -------------  ---------
                                                                                          -------------  ---------

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                                                                  THREE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
Cash flows from operating activities:
 Net earnings .................................................................................  $     348  $     496
 Adjustments to reconcile net earnings to net cash provided by
  (used for) operating activities:
   Depreciation and amortization of property and equipment.....................................        656        464
   Amortization of computer software costs.....................................................      1,861      1,587
   Amortization of other assets................................................................        222        160
   Provision for uncollectible accounts........................................................        648        654
   Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable........................................................................      3,458      2,161
    Prepaids and other current assets..........................................................        (39)      (516)
    Income taxes payable.......................................................................         17        176
    Accounts payable...........................................................................     (2,717)      (472)
    Accrued expenses...........................................................................     (1,970)    (2,032)
    Deferred revenues..........................................................................       (715)    (3,446)
   Other, net..................................................................................          3         (3)
                                                                                                 ---------  ---------
    Net cash provided by (used for) operating activities.......................................      1,772       (771)
                                                                                                 ---------  ---------
Cash flows from investing activities:
 Purchases of property and equipment...........................................................       (194)      (469)
 Computer software costs capitalized...........................................................     (2,689)    (1,446)
 Other.........................................................................................        101        114
                                                                                                 ---------  ---------
    Net cash used for investing activities.....................................................     (2,782)    (1,801)
                                                                                                 ---------  ---------
Cash flows from financing activities:
 Net line of credit activity...................................................................       (270)      (615)
 Capital lease payments........................................................................        (41)       (90)
 Proceeds (costs) from issuance of common stock................................................        (18)        24
 Proceeds from issuance of preferred stock.....................................................          0      3,737
                                                                                                 ---------  ---------
    Net cash provided by (used for) financing activities.......................................       (329)     3,056
                                                                                                 ---------  ---------
Effect of exchange rate changes on cash........................................................        (38)         1
                                                                                                 ---------  ---------
Net increase (decrease) in cash and cash equivalents...........................................     (1,377)       485
Cash and cash equivalents at beginning of period...............................................      4,010      1,862
                                                                                                 ---------  ---------
Cash and cash equivalents at end of period.....................................................  $   2,633  $   2,347
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
Noncash investing and financing activities:
 Capital lease additions.......................................................................  $      13
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

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A)  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of Ross Systems, Inc. (the "Company") reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of September 30, 1997, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

    These unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended June 30, 1997.

    Certain fiscal 1997 amounts have been reclassified to conform with the fiscal 1998 financial statement presentation.


B)  Accounts receivable

    As of the dates shown, accounts receivable consisted of the following (in thousands):

                                                       September 30,    June 30,
                                                           1997           1997
                                                           ----           ----
    Trade accounts receivable                              $29,844      $35,195
    Less allowance for doubtful accounts and returns        (2,274)      (3,495)
                                                           -------      -------
                                                           $27,570      $31,700
                                                           -------      -------
                                                           -------      -------

C)  Property and equipment

    As of the dates shown, property and equipment consisted of the following (in thousands):


                                                       September 30,    June 30,
                                                           1997           1997
                                                           ----           ----
    Computer equipment                                     $12,333      $13,186
    Furniture and fixtures                                   3,583        3,833
    Leasehold improvements                                   1,630        1,935
                                                           -------      -------
                                                            17,546       18,954
    Less accumulated depreciation and amortization         (13,300)     (14,414)
                                                          $  4,246     $  4,540
                                                           -------      -------
                                                           -------      -------

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

D)  New accounting pronouncements

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("Statement 129"). Statement 128 specifies the computation, presentation and disclosure requirements for Earnings Per Share ("EPS"), and is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Per the requirements of Statement 128, the Company will adopt Statement 128 for the three month period ending December 31, 1997. The adoption of this Statement is not expected to have a material effect on the Company's consolidated financial position. Statement 129 consolidates the existing requirements to disclose certain information about an entity's capital structure and is not expected to change the Company's current capital structure disclosures. Statements 128 and 129 were required to be adopted in the Company's fiscal year 1998.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("Statement 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Statements 130 and 131 are required to be adopted in the Company's fiscal year 1999. The Company has not yet determined the impact of Statements 130 and 131 on its future financial statement disclosures.

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


Results of Operations

Revenues

    Total revenues for the quarter ended September 30, 1997 increased 10% to $19,819,000 from $18,070,000 in the same quarter of fiscal 1997. Software product license revenues increased 25%, consulting and other services revenues increased 5%, and maintenance revenues decreased 2% compared to the same quarter of fiscal 1997.

    Software product license revenues were $8,465,000 during the quarter, an increase of $1,688,000, or 25%, from the same period in fiscal 1997. The Company experienced an increase in the North American market of approximately $1,456,000, or 52%. Of this North American increase, approximately $1,427,000 relates to increases in Canadian revenues due largely to one significant agreement recorded during the quarter. The Company also experienced an increase of $212,000, or 5%, in the European, Asian and Pacific Rim ("International") markets from the same period last year. While the Asia/Pacific Rim markets experienced a 3% decrease in revenues from the same period in the prior year, European revenues increased 27% over the same period in the prior year due to the acquisition of the Company's Spanish subsidiary during fiscal 1997 and one large agreement that significantly impacted revenues in Germany. The Company's Client Server/Open Systems products represented 95% of total software product license revenues for the first quarters of fiscal 1998 and 1997. Of these Client Server products, the Company experienced growth in the Renaissance CS Manufacturing, Financials, and Human Resource products, which increased 6%, 26% and 93%, respectively, over fiscal 1997 results. Software product license revenues from sales of the Company's products to process manufacturing customers increased 53% over the first quarter of fiscal 1997 and represented 79% of the Company's total software product license revenues for the current quarter. Additionally, software product license revenues from sales to healthcare customers increased 93% over the first quarter of fiscal 1997 and represented 10% of the Company's total software product license revenues for the current quarter.

    For the first quarter of fiscal 1998, revenues from consulting and other services increased by 5% to $5,228,000 from $4,995,000 for the same period in fiscal 1997. Revenues from consulting and other services (which are recognized as performed) are generally correlated with software product license revenues (which are recognized upon delivery), so that when software product license revenues fluctuate, future period services revenues generally show a corresponding fluctuation. During the first quarter of fiscal 1998, the Company experienced an increase in North American services revenues of 7%, or approximately $225,000. International services revenues remained relatively unchanged with a $260,000 increase in Europe offset by a similar decrease in the Pacific Rim markets. The European increase is due to the aforementioned inclusion of the Company's Spanish subsidiary for fiscal 1998. The Company believes that the overall increase in consulting and other services revenues during the three month period was attributable to increases in software product license revenues during fiscal 1997.

    Maintenance revenues for the first quarter of fiscal 1998 decreased by 2% to $6,126,000 from $6,278,000 for the same quarter in the prior year. The small decrease in maintenance revenues was principally a result of customers with older products not renewing their maintenance contracts partially offset by new maintenance contracts related to the increase in software product licenses during the previous four fiscal quarters. During the first quarter of fiscal 1998, the Company experienced net decreases in North American and International maintenance revenues relative to the first quarter of fiscal 1997. North American maintenance revenues declined 2%, or approximately $69,000. International maintenance revenues declined $83,000, or 5%, due largely to decreases in the U.K., France, Belgium and the Netherlands totaling $413,000. These decreases were partially offset by increased activity in Germany, Spain and the Asian/Pacific Rim markets which accounted for a $330,000 increase.

    International revenues as a percentage of total revenues decreased to 38% in the first quarter of fiscal 1998 from 42% in the same quarter last year.
This decrease is due primarily to the revenues attributable to Canada, which is included in North American revenues. Whereas total International revenues for the quarter increased 2% over the same quarter in the prior year, total Canadian revenues for the quarter increased $1,427,000, or 145%, over the prior year primarily as a result of one significant license agreement recorded during the quarter. Overall, total European revenues increased 8% over the same quarter in the prior year largely as a result of the inclusion of the Spanish subsidiary and the significant German agreement. Total Asia/Pacific Rim revenues decreased 7% from the prior year due to decreased software product license revenues offset by growth in Asian services and maintenance revenues.

Operating Expenses

    Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the mix of products being sold. Many of the Company's newer products have third party royalty obligations associated with them that had not existed previously. Costs of software product licenses for the first quarter of fiscal 1998 decreased by 3% to $459,000 from $474,000 in the first quarter of fiscal 1997. As a percentage of software product license revenue, the costs of software product licenses decreased to 5% in the first quarter of fiscal 1998 compared to 7% in the same quarter of fiscal 1997. This decrease was due to an increase in software product license revenues (see preceding "Revenues" discussion), several significant agreements during the quarter that contained only a minor amount of third party products, and the licensing of certain products during the quarter which were third party products in the first quarter of fiscal 1997 but which were subsequently purchased from such third parties by the Company.

    Costs of consulting, maintenance and other services includes expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. The Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services increased 16% to $7,399,000 in the first quarter of fiscal 1998 compared with $6,399,000 in the first quarter of fiscal 1997. The increase in these costs directly correlates with the Company's increased software license activity. As software license activity has increased over the prior year, more internal and outside consultants were required by the Company to service these new customers. The increase in costs over the same quarter in the prior year is largely the result of 60 additional services personnel employed by the Company as of September 30, 1997. This increased headcount resulted in additional personnel-related expenses of approximately $765,000, additional facilities and supplies expenses of approximately $75,000, and additional business travel expenses of approximately $100,000. Additionally, the costs associated with the retention of outside consultants increased approximately $60,000. The Company's gross profit margin from consulting, maintenance and other services for the first quarter of fiscal 1998 was 35%, decreased from a 43% margin in the same quarter of fiscal 1997. The decrease in the gross profit margin was principally a result of the inefficiencies related to the Company's newer consultants and the additional outside consultants retained to meet the increased customer activity.

    Sales and marketing expenses for the quarter ended September 30, 1997 increased by 28%, to $6,030,000 from $4,696,000 in the same quarter of the prior year. The majority of the increase was due to increases in personnel and related compensation from fiscal 1997 to 1998. For the quarter ended September 30, 1997, personnel-related expenses including salaries and commissions increased approximately $650,000 and travel-related expenses increased approximately $394,000 from the prior year as a result of increases in sales and marketing personnel. Additionally, there was an increase of approximately $290,000 in marketing expenses related to the promotion of several of the Company's new products.

    Product development expenses decreased by 1% to $2,854,000 in the first quarter of fiscal 1998 from $2,879,000 in the same quarter last year. Total product development expenditures increased 34%, as summarized by the following table (in thousands):

                                                        Three Months Ended
                                                          September 30,
                                                    -------------------------
                                                       1997           1996
                                                    ---------       ---------

    Expenses                                         $ 2,854        $ 2,879
    Amortization of previously capitalized
      software development costs                      (1,861)        (1,587)
                                                     ---------       ---------
    Expenses, net of amortization                        993          1,292
    Capitalized software development costs             2,689          1,446
                                                     ---------       ---------
    Total expenditures                               $ 3,682        $ 2,738
                                                     ---------       ---------
                                                     ---------       ---------
    Total expenditures as a
       percent of total revenues                        18.6%          15.2%
                                                     ---------       ---------
                                                     ---------       ---------
    Capitalized software, net of
       amortization, as a percent of
       total expenditures                               22.5%          (5.1)%
                                                     ---------       ---------
                                                     ---------       ---------

    As a percentage of revenues, the current quarter's product development expenditures increased over expenditures in the same quarter of the prior year. Product development expenditures during fiscal 1998 have been primarily focused on continued enhancements to existing products and developing new products. During the quarter, software development costs capitalized included amounts attributable to the development of additional international features for the Company's Renaissance CS products, developing a new architecture for GEMBASE, the Company's fourth generation language, and developing year 2000 compliance for the Company's Renaissance Classic products. The Company expects to have additional expenditures of approximately $150,000 to complete the year 2000 compliance upgrade on its Renaissance Classic products.

    General and administrative expenses for the quarter decreased by $222,000, or 12%, to $1,679,000 from $1,901,000 in the same period of fiscal 1997. The primary cause of the change was a decrease of approximately $103,000 in business travel and related expenses due to the completion of the relocation of the Company's administrative offices from California to Georgia during fiscal 1997. Other significant changes include a decrease in accounting fees and business taxes and fees totaling approximately $121,000.

    In the three month period ended September 30, 1997, the Company recorded a provision for doubtful accounts of $648,000, as compared to $654,000 recorded in the first quarter of fiscal 1997. The fiscal 1998 provision consisted entirely of specific customer accounts receivable for which the Company either promised a credit or identified as being potentially uncollectible.

    The litigation settlement amount for the first quarter of fiscal 1998 represents an adjustment to the charge that was recorded during the fourth quarter of fiscal 1997. During fiscal 1997, the Company settled a dispute with a customer with the understanding that the settlement and related legal fees would be covered under the Company's business insurance. The Company subsequently learned that the insurer took exception to the Company's settlement with its customer and withheld payment on the claim, pending arbitration. In June 1997, the Company recorded a charge of $615,000, pending settlement with its insurer, to cover the potential settlement and legal fees. In September 1997, the Company received $381,000 in settlement from its insurer.

    Amortization of other assets increased in the first quarter of fiscal 1998 to $222,000 from $160,000 in the same period last year. Amortization relates to the purchase of the Company in 1988 and its subsequent acquisitions of other products and companies. During fiscal 1997, the Company acquired its Spanish distributor. The related goodwill of $1,541,000 is being amortized over seven years.

Other Expenses, net

    Other expenses for the quarter were $306,000, as compared to $189,000 in the same quarter of fiscal 1997. For both periods, other expenses consisted principally of interest expense. The increase was due to higher average debt balances in fiscal 1998 due to the increase in the Company's available line of credit during fiscal 1997 from $10,000,000 to $15,000,000 further impacted by an increase in the interest rate on the line of credit during fiscal 1997.

Income Tax Expense

    During the first quarter of fiscal 1998, the Company recognized income tax expense of $255,000 as compared to $222,000 in the same period of the prior year. Income tax expense in both periods included withholding taxes accrued in certain foreign jurisdictions where the Company had either no available net operating losses or had to pay treaty-based taxes. The increase in fiscal 1998 is due largely to significant foreign sales resulting in such withholding taxes.

Liquidity and Capital Resources

    While the Company required $2,782,000 for investing activities (primarily capitalized software costs), the Company financed its continuing operations for the three months ended September 30, 1997 through cash generated from operations and available credit facilities. The increased age of the Company's accounts receivable as compared to the prior year is primarily attributable to the longer contract terms that are necessitated by the larger sales contracts that have been entered into during the year.

    The Company has a revolving credit facility with an asset-based lender with a maximum credit line of $15,000,000, a maturity date of October 31, 2000, and an interest rate equaling the Prime Rate plus 2%. At September 30, 1997, the Company had $2,633,000 of cash and cash equivalents and $11,551,000 outstanding against the $15,000,000 revolving credit facility. Borrowings under the credit facility are collateralized by substantially all assets of the Company.

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

    During fiscal 1996, the investor converted all of their Series A Preferred Stock. During fiscal 1997, the investor converted all of their Series B and Series C Preferred Stock and 93 shares of their Series E Redeemable Preferred Stock. As of September 30, 1997, the investor holds 107 shares of the Company's Series E Redeemable Preferred Stock. Unless converted earlier, this stock is mandatorily redeemable by the Company on January 6, 2000 or earlier if certain conditions of the Agreement are met.

    The Company's ability to meet its cash requirements for operations and recurring capital expenditures will depend upon funds expected to be generated from operations and amounts available under its line of credit facility. The Company is also presently investigating alternative sources of capital available to strengthen its balance sheet and improve its liquidity. The Company believes it is likely that any amounts raised in connection with these investigations would require the issuance of additional shares of its Common Stock.

New accounting pronouncements

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("Statement 129"). Statement 128 specifies the computation, presentation and disclosure requirements for Earnings Per Share ("EPS"), and is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Per the requirements of Statement 128, the Company will adopt Statement 128 for the three month period ending December 31, 1997. The adoption of this Statement is not expected to have a material effect on the Company's consolidated financial position. Statement 129 consolidates the existing requirements to disclose certain information about an entity's capital structure and is not expected to change the Company's current capital structure disclosures. Statements 128 and 129 were required to be adopted in the Company's fiscal year 1998.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("Statement 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Statements 130 and 131 are required to be adopted in the Company's fiscal year 1999. The Company has not yet determined the impact of Statements 130 and 131 on its future financial statement disclosures.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

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


                                  ROSS SYSTEMS, INC.




Date:  November 14, 1997          /s/ Stan F. Stoudenmire
                                  ------------------------

                                  Stan F. Stoudenmire
                                  Vice President, Finance and Administration
                                    and Chief Financial Officer

                                  (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                  ROSS SYSTEMS, INC.

                                  INDEX TO EXHIBITS

                                                                                       Sequentially
Exhibit                                                                                  Numbered
  No.                Description                                                           Page
-------  ------------------------------------------                                        ----
  3.1    Article of Incorporation, as amended (1).....................................      ---

  3.2    Certificate of Determination of Rights, Preferences and Privileges of
         Series A Preferred Stock, Series B Preferred Stock and Series C
         Preferred Stock of Ross Systems, Inc. (2)...................................       ---

  3.3    Bylaws, as amended (3)......................................................       ---

  3.4    Certificate of Determination of Rights, Preferences and Privileges of
         Series E Preferred Stock of Ross Systems, Inc. (4)..........................       ---

 10.1    Subscription Agreement dated December 29, 1995 between
         Registrant and Fletcher International Limited (5)...........................       ---

 10.2    Subscription Agreement dated June 28, 1996 between Registrant and
         Fletcher International Limited (6)..........................................       ---

 10.3    Amendment No. 1 dated July 8, 1996 to the December 29, 1995
         Subscription  Agreement and the June 28, 1996 Subscription
         Agreement between Registrant and Fletcher International Limited (6).........       ---

 10.4    Amendment No. 2 dated June 10, 1997 to the December 29, 1995
         Subscription Agreement and the June 28, 1996 Subscription
         Agreement between Registrant and Fletcher International Limited (7).........       ---

 11.1    Statement regarding Computation of Per Share Earnings.......................        19

 27      Financial Data Schedule.....................................................       ---
---------------------------------------------------------------------------------------------------


(1) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1995, as amended by the exhibits filed by the Registrant's Current Report on Form 8-K dated February 13, 1996; and as further amended by the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed September 29, 1997.

(2) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996 filed May 6, 1996.

(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 filed
    September 27, 1993.

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

(7) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 filed September 29, 1997.