Form 10-Q
period 1997-12-31
ROSS SYSTEMS INC/CA
filed 1998-02-13
CIK 873594

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December  31, 1997

                                         or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                          Commission File Number  0-19092

                                 ROSS SYSTEMS, INC.
               -----------------------------------------------------
               (Exact name of registrant as specified in its charter)

          California                              94-2170198
     -------------------------------         -----------------------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification Number)

Two Concourse Parkway, Suite 800, Atlanta, Georgia            30328
--------------------------------------------------         -----------
(Address of principal executive offices)                    (Zip code)

                                   (770) 351-9600
                ----------------------------------------------------
                (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         YES X NO__

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       Outstanding
                   Class                            January 31, 1998
          --------------------------                ----------------
          Common stock, no par value                    19,859,808

                             This is page 1 of 22 pages.
                           Index to exhibits is on page 20.

                                  ROSS SYSTEMS, INC.

                            QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED DECEMBER 31, 1997

                                  TABLE OF CONTENTS



                                                                      Page No.

                                                                      --------

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations -
               Three and six months ended December 31, 1997 and 1996       3

          Condensed Consolidated Balance Sheets -
               December 31, 1997 and June 30, 1997                         4

          Condensed Consolidated Statements of Cash Flows -
               Six months ended December 31, 1997 and 1996                 5

          Notes to Condensed Consolidated Financial Statements             6


Item 2.        Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       17

--------------------------------------------------------------------------------
PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of the Security Holders          17

Item 6.   Exhibits and Reports on Form 8-K                                 18

--------------------------------------------------------------------------------
SIGNATURES                                                                 19



                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ROSS SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                (Unaudited)


                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        DECEMBER 31,          DECEMBER 31,
                                                    --------------------  --------------------
                                                      1997       1996       1997       1996
                                                    ---------  ---------  ---------  ---------
Revenues:
  Software product licenses.......................  $   7,065  $   6,162  $  15,530  $  12,959
  Consulting and other services...................      6,721      5,967     11,949     10,962
  Maintenance.....................................      6,239      6,426     12,365     12,704
                                                    ---------  ---------  ---------  ---------
    Total revenues................................     20,025     18,555     39,844     36,625
                                                    ---------  ---------  ---------  ---------
Operating expenses:
  Costs of software product licenses..............        726        855      1,185      1,329
  Costs of consulting, maintenance
    and other services............................      8,666      6,927     16,065     13,326
  Sales and marketing.............................      6,453      4,611     12,483      9,307
  Product development.............................      2,689      2,937      5,543      5,816
  General and administrative......................      2,015      1,598      3,694      3,499
  Provision for uncollectible accounts............        158        367        806      1,021
  Litigation settlement...........................     --         --           (381)    --
  Amortization of other assets....................        215        160        437        320
                                                    ---------  ---------  ---------  ---------
    Total operating expenses......................     20,922     17,455     39,832     34,618
                                                    ---------  ---------  ---------  ---------
Operating earnings (loss).........................       (897)     1,100         12      2,007
  Other expenses, net.............................       (314)      (201)      (620)      (390)
                                                    ---------  ---------  ---------  ---------
Earnings (loss) before income taxes...............     (1,211)       899       (608)     1,617
  Income tax expense..............................         72         92        327        314
                                                    ---------  ---------  ---------  ---------
Net earnings (loss)...............................  $  (1,283) $     807  $    (935) $   1,303
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------
Net earnings (loss) per share--basic & diluted....  $   (0.07) $    0.04  $   (0.05) $    0.07
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------
Shares used in per share computation..............     19,252     19,384     19,246     19,044
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                               DECEMBER 31,    JUNE 30,
                                                   1997          1997
                                               ------------    ---------
                 ASSETS
Current assets:
  Cash and cash equivalents..................    $ 2,051       $ 4,010
  Accounts receivable, less allowance
    for doubtful accounts and returns........     28,739        31,700
  Prepaids and other current assets..........      1,815         2,225
                                                 -------       -------
    Total current assets.....................     32,605        37,935
Property and equipment.......................      4,170         4,540
Computer software costs......................     23,044        21,666
Other assets.................................      4,868         5,574
                                                 -------       -------
Total assets.................................    $64,687       $69,715
                                                 -------       -------
                                                 -------       -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of debt...............    $11,965       $12,310
  Accounts payable...........................      8,335         9,188
  Accrued expenses...........................      5,766         8,393
  Income taxes payable.......................        561           199
  Deferred revenues..........................     15,734        16,118
                                                 -------       -------
    Total current liabilities................     42,361        46,208
                                                 -------       -------
Long-term debt, less current installments....        443           394
                                                 -------       -------
Redeemable preferred stock...................      1,053         1,053
                                                 -------       -------
Shareholders' equity:
  Common stock...............................     73,879        73,756
  Accumulated deficit........................    (51,275)      (50,340)
  Cumulative translation adjustment..........     (1,774)       (1,356)
                                                 -------       -------
    Total shareholders' equity...............     20,830        22,060
                                                 -------       -------
    Total liabilities and shareholders'
     equity..................................    $64,687       $69,715
                                                 -------       -------
                                                 -------       -------

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                                            SIX MONTHS ENDED
                                                                               DECEMBER 31,
                                                                         ----------------------
                                                                           1997          1996
                                                                         ---------     --------
Cash flows from operating activities:
  Net earnings (loss).................................................    $  (935)     $  1,303
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used for) operating activities:
      Depreciation and amortization of property and equipment.........      1,365           973
      Amortization of computer software costs.........................      3,730         3,249
      Amortization of other assets....................................        437           320
      Provision for uncollectible accounts............................        806         1,021
      Changes in operating assets and liabilities,
       net of acquisitions:
         Accounts receivable..........................................      2,047        (2,491)
         Prepaids and other current assets............................        381          (185)
         Income taxes payable / recoverable...........................        340           267
         Accounts payable.............................................       (988)          545
         Accrued expenses.............................................     (2,683)       (2,172)
         Deferred revenues............................................       (410)       (2,923)
      Other, net......................................................        (46)          (17)
                                                                          -------      --------
           Net cash provided by (used for) operating activities.......      4,045          (110)
                                                                          -------      --------
Cash flows from investing activities:
  Purchases of property and equipment.................................       (443)       (1,036)
  Computer software costs capitalized.................................     (5,222)       (3,612)
  Acquisitions and divestitures.......................................     --                54
  Other...............................................................        (70)          185
                                                                          -------      --------
Net cash used for investing activities................................     (5,735)       (4,409)
                                                                          -------      --------
Cash flows from financing activities:
  Net line of credit activity.........................................      (322)           787
  Capital lease payments..............................................       (30)          (113)
  Proceeds from issuance of common stock, net.........................       123            179
  Proceeds from issuance of preferred stock, net......................    --              3,737
                                                                          -------      --------
Net cash provided by (used for) financing activities..................       (229)        4,590
                                                                          -------      --------
Effect of exchange rate changes on cash...............................        (40)           18
                                                                          -------      --------
Net increase (decrease) in cash and cash equivalents..................     (1,959)           89
Cash and cash equivalents at beginning of period......................      4,010         1,862
                                                                          -------      --------
Cash and cash equivalents at end of period............................    $ 2,051      $  1,951
                                                                          -------      --------
                                                                          -------      --------
Noncash investing and financing activities:
  Business acquisitions for common stock & forgiveness of debt........                 $  3,727
                                                                                       --------
                                                                                       --------
  Conversion of preferred stock.......................................                 $  3,737
                                                                                       --------
                                                                                       --------
  Capital lease additions.............................................    $    56      $     29
                                                                          -------      --------
                                                                          -------      --------

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A)   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Ross Systems, Inc. (the "Company") reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of December 31, 1997, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

B)   ACCOUNTS RECEIVABLE

     As of the dates shown, accounts receivable consisted of the following (in thousands):


                                        December 31,   June 30,
                                            1997         1997
                                        ------------   ---------
     Trade accounts receivable          $  30,679      $  35,195
     Less allowance for doubtful
          accounts and returns             (1,940)        (3,495)
                                        ------------   ---------
                                        $  28,739      $  31,700
                                        ------------   ---------
                                        ------------   ---------

C)   PROPERTY AND EQUIPMENT

     As of the dates shown, property and equipment consisted of the following (in thousands):


                                        December 31,   June 30,
                                           1997          1997
                                        ------------   ---------
     Computer equipment                 $   12,469     $ 13,186
     Furniture and fixtures                  3,603        3,833
     Leasehold improvements                  1,575        1,935
                                        ------------   ---------
                                            17,647       18,954
     Less accumulated depreciation
          and amortization                 (13,477)     (14,414)
                                        ------------   ---------
                                        $    4,170     $  4,540
                                        ------------   ---------
                                        ------------   ---------


D)   SUBSEQUENT EVENTS

     On January 5, 1998, the Company acquired a 100% ownership interest in Bizware Corporation, a privately held computer consulting firm based in New Jersey, in exchange for shares of the Company's common stock valued at approximately $2,000,000. Bizware Corporation had been a partner on many of the Company's software implementation and consulting projects over the past several years. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of the acquired business will be included in the Company's results of operations from the date of acquisition. The pro forma effects on total revenues, net earnings, and net earnings per share of including this subsidiary in the Company's Consolidated Statement of Operations from the beginning of fiscal 1998 and 1997 are not significant to the Company as a whole.

     On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The Investors invested $6,000,000 on February 6, 1998 and will invest $4,000,000 four months after such date if certain conditions are met. The material agreements between the Company and each Investor have been filed as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on February 12, 1998.

E)   NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" ("Statement 128") and Statement of Financial Accounting Standards No. 129, "DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE" ("Statement 129"). Statement 128 specifies the computation, presentation and disclosure requirements for Earnings Per Share ("EPS"), and is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Per the requirements of Statement 128, the Company has adopted Statement 128 for the three and six month periods ending December 31, 1997. Statement 129 consolidates the existing requirements to disclose certain information about an entity's capital structure, and its adoption has not changed the Company's current capital structure disclosures.

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

     In December 1997, the American Institute of Certified Public Accountants issues Statement of Position No. 97-2 "SOFTWARE REVENUE RECOGNITION" ("SOP 97-2"). This SOP provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The requirements of SOP 97-2 are effective for transactions entered into in the Company's fiscal year 1999. The Company has not yet determined the impact of SOP 97-2 on its future Statements of Operations and Financial Position.

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


RESULTS OF OPERATIONS

REVENUES

     Total revenues for the quarter ended December 31, 1997 increased 8% to $20,025,000 from $18,555,000 in the same quarter of fiscal 1997. Software product license revenues increased 15% and consulting and other services revenues increased 13%, while maintenance revenues decreased 3% from the same quarter of the prior year.

     For the six month period ended December 31, 1997, total revenues increased 9% to $39,844,000 from $36,625,000 in the same period of fiscal 1997. Software product license revenues increased 20% and services revenues increased 9%, while maintenance revenues decreased 3% from prior year results.

     Software product license revenues were $7,065,000 during the quarter ended December 31, 1997, an increase of $903,000, or 15%, from the same period in fiscal 1997. The Company experienced an increase over the same quarter of fiscal 1997 in the North American market of approximately $698,000, or 20%. Of this North American increase, approximately $718,000 relates to increases in Canadian revenues due largely to three significant agreements recorded during the quarter; this was partially offset by a decrease of approximately $20,000 in U.S. revenues. The Company also experienced a total increase of $205,000, or 8%, in the European, Asian and Pacific Rim ("International") markets over the same period in fiscal 1997. While the Asia/Pacific Rim markets experienced a $320,000, or 64% decrease in revenues from the same period in the prior year due largely to the depressed economic conditions in that area, European revenues increased 24% over the same period in the prior year due largely to the acquisition of the Company's Spanish subsidiary during fiscal 1997 and one large agreement that significantly impacted revenues in Germany. The Company's Client Server/Open Systems products represented 92% of total software product license revenues for the first quarter of fiscal 1998 compared to 96% in the same quarter of fiscal 1997. Of these Client Server products, the Company experienced growth in the Renaissance CS Manufacturing and Human Resource products, which increased 3% and 218%, respectively, over fiscal 1997 results. This growth was partially offset by a decrease in revenue associated with the Renaissance CS Financials product of 29% from the same quarter in fiscal 1997. During fiscal 1998, the Company has increased its marketing focus for its Renaissance products on the process manufacturing and healthcare sectors, resulting in approximately $943,000 of new software license revenue compared to the same quarter of fiscal 1997. Software product license revenues from sales of the Company's products to process manufacturing customers increased 45% over the second quarter of fiscal 1997 and represented 75% of the Company's total software product license revenues for the quarter.
Additionally, software product license revenues from sales to healthcare customers increased approximately $340,000 over the second quarter of fiscal 1997 and represented 8% of the Company's total software product license revenues for the current quarter. For the six month period ended December 31, 1997, software product license revenues increased $2,571,000, or 20%, from the same period in the prior year. The Company experienced increases of 33%, or $2,075,000, and 28%, or $899,000, in the North American and European markets, respectively, partially offset by decreases in the Asia/Pacific Rim markets of $403,000, or 12%. As noted above, the European increase was largely the result of the addition of the Company's Spanish subsidiary and one large agreement that significantly impacted revenues in Germany. Also as noted above, the decrease in the Asia/Pacific Rim market was due largely to the depressed economic conditions in that area. The Company's open systems/client-server products represented approximately 96% of total software product license revenues for the six month periods ended December 31, 1997 and 1996.

     Consulting and other services revenues for the second quarter of fiscal 1998 increased 13% to $6,721,000 from $5,967,000 in the same period of fiscal 1997. Revenues from consulting and other services (which are typically recognized as performed) are generally correlated with software product license revenues (which are typically recognized upon delivery), so that when software product license revenues fluctuate, future period services revenues generally show a corresponding fluctuation. For the quarter ended December 31, 1997, North American services revenues increased by $291,000, or 7% which is attributable largely to the increase in software product license revenue during previous quarters. International services revenues increased $463,000 or 22%, principally as a result of the aforementioned German agreement and Spanish subsidiary. This increase was partially offset by a $40,000 decrease in the Asia/Pacific Rim region. For the six month period ended December 31, 1997, services revenues increased 9%, or $987,000, from the same period in the prior year. The fluctuations for the North American and International regions for the six month period results were similar to those for quarterly results mentioned above.

     Maintenance revenues for the quarter declined by 3%, to $6,239,000 from $6,426,000 in the second quarter of fiscal 1997. For the six month period ended December 31, 1997, maintenance revenues also declined by 3%, or $339,000, from fiscal 1997 results. The small decreases in maintenance revenues were principally the result of customers with older products not renewing their maintenance contracts, the general decline of European currencies against the dollar, and the increased volume of distributor sales during fiscal 1998. Maintenance contracts sold by third party distributors are included by the Company in software product license revenues. This overall decline was partially offset by new maintenance contracts related to the increase in software product licenses during the previous four fiscal quarters. During the second quarter of fiscal 1998, the Company experienced a small increase in North American maintenance revenues and a decrease in International maintenance revenues relative to the second quarter of fiscal 1997. North American maintenance revenues increased 1%, or approximately $30,000. International maintenance revenues declined $216,000, or 12%, due largely to decreases in the U.K., France, Germany, Belgium and the Netherlands totaling $376,000. These decreases were partially offset by increased activity in Spain and the Asian/Pacific Rim markets which accounted for a total increase of $160,000.

     International revenues as a percentage of total revenues remained relatively constant for the second quarters of fiscal 1998 (35%) and 1997 (36%). International revenues as a percentage of total revenues for the six months ended December 31, 1997 (37%) also remained relatively consistent with the same period of fiscal 1997 (38%). While the addition of the Spanish subsidiary accounted for an increase in total revenues of $1,505,000 in the second quarter of fiscal 1998 over the second quarter of fiscal 1997, and an increase of $2,755,000 in the six months ended December 31, 1997 versus the six months ended December 31, 1996, these increases were matched by similar increases in total North American revenues. The majority of the North American increase was the result of increases in Canadian revenues of $803,000 in the second quarter of fiscal 1998 over the second quarter of fiscal 1997, and $2,230,000 in the six months ended December 31, 1997 versus the six months ended December 31, 1996. Several significant Canadian agreements in the first and second quarters of fiscal 1998 accounted for this increase.

OPERATING EXPENSES

     Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the mix of products being sold. Major third party products sold by the Company include Oracle and Sybase databases, The Cobre Group's Strategic Application Modeler (SAM), and other optional software including Business Objects from Business Objects, Inc. and FRx reporting software from FRx Software Corp. Costs of software product licenses for the second quarter of fiscal 1998 decreased by 15% to $726,000 from $855,000 in the second quarter of fiscal 1997. For the six months ended December 31, 1997, the cost of software product licenses decreased 11% to $1,185,000 from $1,329,000 for the same period in fiscal 1997. As a percentage of software product license revenue, the costs of software product licenses decreased to 10% in the second quarter of fiscal 1998 compared to 14% in the same quarter of fiscal 1997. There was also a similar decrease in the percentage for the six-month period ended December 31, 1997. These decreases were due to increases in software product license revenues (see preceding "Revenues" discussion), several significant agreements during the periods that contained only a minor amount of third party products, and the licensing of certain products during the periods which were third party products in the first and second quarters of fiscal 1997 but which were subsequently purchased from such third parties by the Company.

     Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. The Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services increased by 25% to $8,666,000 in the second quarter of fiscal 1998, as compared to $6,927,000 in the second quarter of fiscal 1997. For the six months ended December 31, 1997, costs of consulting, maintenance and other services increased 21% to $16,065,000 from $13,326,000 in the same period of fiscal 1997. The increase in these costs for the three and six month periods correlates with the Company's increased software license activity. As software license activity has increased over the prior year, more internal and outside consultants were required by the Company to service these new customers. The increase in costs over the periods in the prior year is largely the result of the additional fiscal 1998 expenses related to the Company's Spanish subsidiary, as well as 60 additional services personnel employed by the Company as of December 31, 1997. For the three and six month periods ended December 31, 1997, the additional expenses attributable to the Spanish subsidiary were approximately $1,000,000 and $1,700,000, respectively. For the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997, the increased headcount (including the increase resulting from the acquisition of the Spanish subsidiary) resulted in additional personnel-related expenses of approximately $690,000, additional facilities and supplies expenses of approximately $150,000, and additional business travel expenses of approximately $150,000. Additionally, the costs associated with the retaining and maintenance of outside consultants increased approximately $750,000. For the six month period ended December 31, 1997 as compared to the same period in fiscal 1997, the increased headcount (including the increase resulting from the acquisition of the Spanish subsidiary) resulted in additional personnel-related expenses of approximately $1,450,000, additional facilities and supplies expenses of approximately $250,000, and additional business travel expenses of approximately $245,000. Additionally, the costs associated with the retaining and maintenance of outside consultants increased approximately $775,000. The Company's gross profit margin resulting from consulting, maintenance and other services revenues for the second quarter of fiscal 1998 was 33%, down from 44% in the same quarter of fiscal 1997. For the six months ended December 31, 1997, the gross profit margin was 34% as compared to 44% for the same period of the prior year. The deterioration in the gross profit margin for the three and six month periods was due largely to the increased retaining and maintenance of outside consultants, whose work results in lower margins for the Company. Additionally, there were increases in personnel expenses related to the hiring and training of new services and consulting personnel who must undergo such training before beginning to generate revenue.

     Sales and marketing expenses for the quarter ended December 31, 1997 increased by 40%, to $6,453,000 from $4,611,000 in the same quarter of the prior year. For the six month period ended December 31, 1997, sales and marketing expenses increased by 34% from $9,307,000 to $12,483,000. The majority of the increase was due to the aforementioned Spanish subsidiary and increases in personnel and related compensation expenses from fiscal 1997 to 1998. The number of sales and marketing personnel (including the increase resulting from the acquisition of the Spanish subsidiary) increased from 113 at December 31, 1996 to 139 at December 31, 1997. For the three and six month periods ended December 31, 1997, the additional expenses attributable to the Spanish subsidiary were approximately $340,000 and $600,000, respectively. For the quarter ended December 31, 1997, personnel-related expenses, including salaries and commissions, increased approximately $980,000 and travel-related expenses increased approximately $260,000 from the prior year as a result of increases in sales and marketing personnel. Additionally, there was an increase of approximately $600,000 in marketing expenses related to the promotion of several of the Company's new products such as the Windows NT and Polaris versions of Renaissance CS, additional supply chain functionality such as Transportation Management, and third party implementation and productivity tools such as SAM and FRx. For the six month period ended December 31, 1997, personnel-related expenses including salaries and commissions increased approximately $1,450,000, facilities expenses increased approximately $315,000 and travel-related expenses increased approximately $700,000 from the prior year as a result of increases in sales and marketing personnel. Additionally, for the six month period, there was an increase of approximately $1,000,000 in marketing expenses related to the promotion of several of the Company's aforementioned new products.

     Product development expenses decreased by 8%, to $2,689,000, in the second quarter of fiscal 1998 from $2,937,000 in the same quarter of the prior year. For the six month period ended December 31, 1997, these expenses decreased by 5%, to $5,543,000, from $5,816,000 in the same period last year. The following table summarizes product development expenditures (in thousands):






                                                  Three months ended   Six months ended
                                                      December 31,       December 31,
                                                     1997     1996      1997      1996
                                                  -------   -------   -------   --------
     Expenses                                     $ 2,689   $ 2,937   $ 5,543   $ 5,816
     Amortization of previously capitalized
            software development costs             (1,869)   (1,662)   (3,730)   (3,249)
                                                  -------   -------   -------   --------
     Expenses, net of amortization                $   820   $ 1,275   $ 1,813   $ 2,567
     Capitalized software development costs         2,533     2,166     5,222     3,612
                                                  -------   -------   -------   --------
     Total expenditures                           $ 3,353   $ 3,441   $ 7,035   $ 6,179
                                                  -------   -------   -------   --------
     Total expenditures as a
          percent of total revenues                  16.7%     18.5%     17.7%     16.9%
                                                  -------   -------   -------   --------
     Capitalized software, net of amortization,
          as a percent of total expenditures         19.8%     14.6%     21.2%      5.9%
                                                  -------   -------   -------   --------


     As a percentage of revenues, product development expenditures for the six month period ended December 31, 1997 increased over expenditures in the same period of the prior year. Product development expenditures during fiscal 1998 have been primarily focused on continued enhancements to existing products and developing new products. During the six months ended December 31, 1997, software development costs capitalized included amounts attributable to the development of additional international features for the Company's Renaissance CS products, developing a new architecture for GEMBASE, the Company's fourth generation language, and developing year 2000 compliance for the Company's Renaissance Classic products. The Company does not expect to have any additional expenditures related to the year 2000 compliance upgrade on its Renaissance Classic products.

     General and administrative expenses for the quarter ended December 31, 1997 increased by 26%, to $2,015,000 from $1,598,000 in the same quarter of the prior year. For the six month period ended December 31, 1997, total general and administrative expenses increased by 6%, to

$3,694,000 from $3,499,000 in the same period of the prior year. The major reasons for the increase in these expenses from the same quarter in the prior year was an increase in employee expenses of approximately $135,000 due to increased accounting and administrative staffing in the new Atlanta headquarters; an increase in rent expense of approximately $155,000 due largely to the opening of the second Atlanta office; and approximately $120,000 in additional foreign currency transaction losses.

     In the three month period ended December 31, 1997, the Company recorded a provision for doubtful accounts of $158,000, as compared to $367,000 recorded in the second quarter of fiscal 1997. The fiscal 1998 provision consisted entirely of specific customer accounts receivable for which the Company either promised a credit or identified as being potentially uncollectible. The prior year's amount included $167,000 for specific customer accounts receivable and an additional $200,000 in adjustments to the Company's general allowance for doubtful accounts and returns.

     The litigation settlement amount for the six month period ended December 31, 1998 represents a first quarter 1998 adjustment to the charge that was recorded during the fourth quarter of fiscal 1997. During fiscal 1997, the Company settled a dispute with a customer with the understanding that the settlement and related legal fees would be covered under the Company's business insurance. The Company subsequently learned that the insurer took exception to the Company's settlement with its customer and withheld payment on the claim, pending arbitration. In June 1997, the Company recorded a charge of $615,000, pending settlement with its insurer, to cover the potential settlement and legal fees. In September 1997, the Company received $381,000 in settlement from its insurer.

     Amortization of other assets increased to $215,000 in the second quarter of fiscal 1998 from $160,000 in the same period last year. For the six month period, amortization of other assets was $437,000, compared to $320,000 in the same period of the prior year. This amortization relates to the purchase of the Company in 1988 and its subsequent acquisitions of other products and companies. During fiscal 1997, the Company acquired its Spanish distributor. The related goodwill of $1,541,000 is being amortized over seven years.

OTHER EXPENSE, NET

     Other expense for the three months ended December 31, 1997 was $314,000, as compared to $201,000 in the same period of fiscal 1997. For the six month period ended December 31, 1997, other expense was $620,000, as compared to other expense of $390,000 in the same period of fiscal 1997. Fiscal 1998 amounts primarily consisted of interest expense. The increase was due to higher average debt balances in fiscal 1998 due to the increase in the Company's available line of credit during fiscal 1997 from $10,000,000 to $15,000,000 further impacted by an increase in the interest rate on the line of credit during fiscal 1997.

INCOME TAX  EXPENSE

     During the second quarter of fiscal 1998, the Company recorded income tax expense of $72,000 compared with an income tax expense of $92,000 recorded during the same period in fiscal 1997. For the six months ended December 31, 1997, the Company recorded income tax expense of $327,000 as compared to an income tax expense of $314,000 in the same period of fiscal 1997. Income tax expense for both periods include withholding taxes accrued in certain foreign jurisdictions where the Company had either no available net operating losses or had to pay treaty-based taxes.


LIQUIDITY AND CAPITAL RESOURCES

     While the Company required $5,735,000 for investing activities (primarily capitalized software costs), the Company financed its continuing operations for the six months ended December 31, 1997 through cash generated from operations and available credit facilities.

     The Company has a revolving credit facility with an asset-based lender with a maximum credit line of $15,000,000, a maturity date of October 31, 2000, and an interest rate equaling the Prime Rate plus 2%. At December 31, 1997, the Company had $2,100,000 of cash and cash equivalents and $11,300,000 outstanding against the $15,000,000 revolving credit facility. Borrowings under the credit facility are collateralized by substantially all assets of the Company.

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

     During fiscal 1996, the investor converted all of their Series A Preferred Stock. During fiscal 1997, the investor converted all of their Series B and Series C Preferred Stock and 93 shares of their Series E Redeemable Preferred Stock. As of December 31, 1997, the investor holds 107 shares of the Company's Series E Redeemable Preferred Stock. Unless converted earlier, this stock is mandatorily redeemable by the Company on January 6, 2000 or earlier if certain conditions of the Agreement are met.

     On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The Investors invested $6,000,000 on February 6, 1998 and will invest $4,000,000 four months after such date if certain conditions are met. The material agreements between the Company and each Investor have been filed as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on February 12, 1998.

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


NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" ("Statement 128") and Statement of Financial Accounting Standards No. 129, "DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE" ("Statement 129"). Statement 128 specifies the computation, presentation and disclosure requirements for Earnings Per Share ("EPS"), and is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Per the requirements of Statement 128, the Company has adopted Statement 128 for the three and six month periods ending December 31, 1997. Statement 129 consolidates the existing requirements to disclose certain information about an entity's capital structure, and its adoption has not changed the Company's current capital structure disclosures.

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

     In December 1997, the American Institute of Certified Public Accountants issues Statement of Position No. 97-2 "SOFTWARE REVENUE RECOGNITION" ("SOP 97-2"). This SOP provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The requirements of SOP 97-2 are effective for transactions entered into in the Company's fiscal year 1999. The Company has not yet determined the impact of SOP 97-2 on its future Statements of Operations and Financial Position.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.



PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Shareholders was held on November 19, 1997. The following table shows voting information for each item voted upon:




                                                            WITHHELD/
                              FOR            AGAINST        ABSTAINED
                         ----------     ----------------    ----------
NOMINEES FOR
ELECTION AS DIRECTORS
-----------------------
     Dennis V. Vohs      16,316,105                         1,262,343
     Mario M. Rosati     16,600,658                           977,790
     Bruce J. Ryan       16,592,388                           986,060
     J. Patrick Tinley   16,593,065                           985,383
     J. William Goodhew  16,586,908                           991,540

APPROVAL OF
REINCORPORATION
FROM CALIFORNIA
TO DELAWARE              16,114,012          1,312,874        151,562

APPROVAL OF THE
1998 INCENTIVE STOCK
OPTION PLAN              15,727,297          1,558,844        292,307

CONFIRMATION OF
AUDITORS                 17,296,390            142,419        159,639



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

               Exhibit 11.1 - Computation of Per Share Earnings

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

ITEMS 1, 2, 3 AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ROSS SYSTEMS, INC.




Date:  February 13, 1998                /S/ STAN F. STOUDENMIRE
                                        ---------------------------------------
                                        Stan F. Stoudenmire
                                        Vice President, Finance and
                                             Administration and Chief Financial
                                             Officer

                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)

                                 ROSS SYSTEMS, INC.

                                 INDEX TO EXHIBITS


                                                       Sequentially
Exhibit                                                  Numbered
  No.                    Description                       Page
--------  ------------------------------------------   -------------
3.1       Article of Incorporation, as amended (1)..        ---

3.2       Bylaws, as amended (3)....................        ---

4.1       Certificate of Determination of Rights,
          Preferences and Privileges of Series A
          Preferred Stock, Series B Preferred Stock
          and Series C Preferred Stock of Ross
          Systems, Inc. (2).........................        ---

4.2       Certificate of Determination of Rights,
          Preferences and Privileges of Series E
          Preferred Stock of Ross Systems, Inc. (4).        ---

4.3       Form of Convertible Securities Agreement
          between the Registrant and each Investor (9)      ---

4.4       Form of Subordinated Debenture Due February
          6, 2003 issued by the Registrant to each
          Investor (9)..............................        ---

4.5       Registration Rights Agreement among the
          Registrant and each Investor (9)..........        ---

10.1      Subscription Agreement dated December 29,
          1995 between Registrant and Fletcher
          International Limited (5).................        ---

10.2      Subscription Agreement dated June 28, 1996
          between Registrant and Fletcher
          International Limited (6).................        ---

10.3      Amendment No. 1 dated July 8, 1996 to the
          December 29, 1995 Subscription Agreement
          and the June 28, 1996 Subscription Agreement
          between Registrant and Fletcher International
          Limited (6)...............................        ---

10.4      Amendment No. 2 dated June 10, 1997 to the
          December 29, 1995 Subscription Agreement
          and the June 28, 1996 Subscription Agreement
          between Registrant and Fletcher International
          Limited (7)................................       ---

10.5      The Ross Systems, Inc. 1998 Incentive Stock
          Option Plan (8)...........................        ---

11.1      Statement regarding Computation of Per Share
          Earnings .................................        22

27        Financial Data Schedule...................        ---



(1) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1995, as amended by the exhibits filed with the Registrant's Current Report on Form 8-K dated February 13, 1996; and as further amended by the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed September 29, 1997.

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

(8) Incorporated by reference to Exhibit D of the Registrant's Definitive Proxy Statement filed October 8, 1997 for the Annual Meeting of Shareholders held on November 19, 1997.

(9) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed February 12, 1998.