Form 10-K/A
period 1997-06-30
ROSS SYSTEMS INC/CA
filed 1998-04-30
CIK 873594

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19092

                            ------------------------

                               ROSS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                        TWO CONCOURSE PARKWAY                         94-2170198
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

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders to be held November 19, 1997 are incorporated by reference in Part III of this Form 10-K Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This 10-K/A is being filed to include new Exhibits. Other than the Exhibits being filed herewith, all other information included in the initial filing is unchanged.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 29th day of April, 1998.

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

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                Chairman of the Board,
      /s/ DENNIS V. VOHS          Chief
------------------------------    Executive Officer and          April 29, 1998
        Dennis V. Vohs            Director (Principal
                                  Executive Officer)

                                Corporate Controller
     /s/ JAMES RILEY              (Principal                     April 29, 1998
------------------------------    Financial and
     James Riley                  Accounting Officer)
                                  and Assistant Secretary


     * MARIO M. ROSATI
------------------------------  Director                        April 29, 1998
       Mario M. Rosati

     * BRUCE J. RYAN
------------------------------  Director                        April 29, 1998
        Bruce J. Ryan

     * J. PATRICK TINLEY
------------------------------  President, Chief Operating      April 29, 1998
      J. Patrick Tinley           Officer and Director


    /s/ DENNIS V. VOHS
------------------------------                                  April 29, 1998
        Dennis V. Vohs
      (Attorney-In-Fact)

                               ROSS SYSTEMS, INC.
                     AMENDMENT TO ANNUAL REPORT ON FORM 10-K/A
                            YEAR ENDED JUNE 30, 1997
                               ROSS SYSTEMS, INC.
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

      10.4   Amendment No. 2 dated June 10, 1997 to the December 29, 1995 Subscription Agreement and the June 28, 1996
             Subscription Agreement between Registrant and Fletcher International Limited*

      10.5A  Extension Agreement and Amendment to Loan Documents dated March 21, 1997 between Registrant and Coast
             Business Credit, a division of Southern Pacific Thrift and Loan Association

      10.5B  Extension Agreement and Amendment to Loan Documents dated August 18, 1995 between Registrant and CoastFed
             Business Credit Corporation ("Coast")

      10.5C  First Amendment to Loan and Security Agreement dated June 30, 1995 between Registrant and Coast

      10.5D  Loan and Security Agreement dated October 11, 1994 between Registrant and Coast

      11.1   Statement regarding Computation of Per Share Earnings*

      21.1   Listing of Subsidiaries of Registrant*

      23.1   Consent of Coopers & Lybrand LLP

      23.2   Consent of KPMG

      23.3   Consent of KPMG Peat Marwick LLP

      24.1   Power of Attorney*

        27   Financial Data Schedule*

------------------------

(1) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1995, as amended by the exhibits filed by the Registrant's Current Report on Form 8-K dated February 13, 1996. Additional amendment previously filed as an exhibit to the Annual Report on Form 10-K for the year ended June 30, 1997 filed on September 29, 1997.

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

 *  Previously filed.