Form 10-Q
period 1998-03-31
ROSS SYSTEMS INC/CA
filed 1998-05-15
CIK 873594

                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19092

                               ROSS SYSTEMS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

               California                                94-2170198
              -----------                               ------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification Number)

  Two Concourse Parkway, Suite 800, Atlanta, Georgia               30328
  --------------------------------------------------              -------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       Outstanding
                Class                                 April 30, 1998
       --------------------------                     --------------
       Common stock, no par value                       20,658,821




                      This is page 1 of 22 pages. Index to
                           exhibits begins on page 21.

                               ROSS SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS


                                                                             Page No.
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Statements of Operations Three and nine
                 months ended March 31, 1998 and 1997                          3

             Condensed Consolidated Balance Sheets -
                 March 31, 1998 and June 30, 1997                              4

             Condensed Consolidated Statements of Cash Flows Nine months
                 ended March 31, 1998 and 1997                                 5

             Notes to Condensed Consolidated Financial Statements              6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     9

Item 3.      Quantitative and Qualitative Disclosures About Market Risk       18


PART II      OTHER INFORMATION

Item 2.      Changes in Securities                                            19

Item 6.      Exhibits and Reports on Form 8-K                                 19


SIGNATURES                                                                    20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                    MARCH 31,             MARCH 31,
                                                                               --------------------  --------------------
                                                                                 1998       1997       1998       1997
                                                                               ---------  ---------  ---------  ---------
Revenues:
  Software product licenses..................................................  $  10,169  $   6,864  $  25,721  $  19,823
  Consulting and other services..............................................      7,632      5,632     19,581     16,594
  Maintenance................................................................      6,513      6,520     18,856     19,224
                                                                               ---------  ---------  ---------  ---------
      Total revenues.........................................................     24,314     19,016     64,158     55,641
                                                                               ---------  ---------  ---------  ---------
Operating expenses:
  Costs of software product licenses.........................................        960        442      2,145      1,771
  Costs of consulting, maintenance and other services........................      9,594      7,765     25,659     21,091
  Sales and marketing........................................................      6,869      6,165     19,352     15,472
  Product development........................................................      2,446      2,512      7,989      8,328
  General and administrative.................................................      1,940      2,051      5,634      5,550
  Provision for uncollectible accounts.......................................        135        498        941      1,519
  Litigation settlement......................................................     --         --           (381)    --
  Amortization of other assets...............................................        291        211        728        531
                                                                               ---------  ---------  ---------  ---------
      Total operating expenses...............................................     22,235     19,644     62,067     54,262
                                                                               ---------  ---------  ---------  ---------
Operating earnings (loss)....................................................      2,079       (628)     2,091      1,379
  Other expenses, net........................................................       (267)      (237)      (887)      (627)
                                                                               ---------  ---------  ---------  ---------
Earnings (loss) before income taxes..........................................      1,812       (865)     1,204        752
  Income tax expense.........................................................        134        124        461        438
                                                                               ---------  ---------  ---------  ---------
Net earnings (loss)..........................................................  $   1,678  $    (989) $     743  $     314
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------
Net earnings (loss) per share--basic.........................................  $    0.08  $   (0.05) $    0.04  $    0.02
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------
Net earnings (loss) per share--diluted.......................................  $    0.08  $   (0.05) $    0.03  $    0.02
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------
Shares used in per share computation--basic..................................     19,916     18,815     19,468     18,375
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------
Shares used in per share computation--diluted................................     22,318     19,594     21,978     19,159
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               MARCH 31,    JUNE 30,
                                                                                                 1998         1997
                                                                                              -----------  -----------
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................................................   $   6,151    $   4,010
  Accounts receivable, less allowance for doubtful accounts and returns.....................      31,237       31,700
  Prepaids and other current assets.........................................................       1,631        2,225
                                                                                              -----------  -----------
      Total current assets..................................................................      39,019       37,935

Property and equipment......................................................................       4,194        4,540
Computer software costs.....................................................................      23,692       21,666
Other assets................................................................................       5,856        5,574
                                                                                              -----------  -----------
      Total assets..........................................................................   $  72,761    $  69,715
                                                                                              -----------  -----------
                                                                                              -----------  -----------
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of debt..............................................................   $  11,136    $  12,310
  Accounts payable..........................................................................       6,440        9,188
  Accrued expenses..........................................................................       7,152        8,393
  Income taxes payable......................................................................         678          199
  Deferred revenues.........................................................................      15,240       16,118
                                                                                              -----------  -----------
      Total current liabilities.............................................................      40,646       46,208
                                                                                              -----------  -----------
Long-term debt, less current installments...................................................       6,477          394
                                                                                              -----------  -----------
Redeemable preferred stock..................................................................       1,053        1,053
                                                                                              -----------  -----------
Shareholders' equity:
  Common stock..............................................................................      75,863       73,756
  Accumulated deficit.......................................................................     (49,597)     (50,340)
  Cumulative translation adjustment.........................................................      (1,681)      (1,356)
                                                                                              -----------  -----------
      Total shareholders' equity............................................................      24,585       22,060
                                                                                              -----------  -----------
      Total liabilities and shareholders' equity............................................   $  72,761    $  69,715
                                                                                              -----------  -----------
                                                                                              -----------  -----------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                     NINE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                                    --------------------
                                                                                                      1998       1997
                                                                                                    ---------  ---------
Cash flows from operating activities:
  Net earnings....................................................................................  $     743  $     314
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization of property and equipment.......................................      2,078      1,647
    Amortization of computer software costs.......................................................      5,432      4,971
    Amortization of other assets..................................................................        728        531
    Provision for uncollectible accounts..........................................................        941      1,519
    Changes in operating assets and liabilities, net of acquisitions:
      Accounts receivable.........................................................................         63     (2,175)
      Prepaids and other current assets...........................................................        589     (1,341)
      Income taxes payable / recoverable..........................................................        454        168
      Accounts payable............................................................................     (2,524)       894
      Accrued expenses............................................................................     (1,373)    (1,787)
      Deferred revenues...........................................................................       (894)    (4,508)
    Other, net....................................................................................        (50)       (28)
                                                                                                    ---------  ---------
      Net cash provided by operating activities...................................................      6,187        205
                                                                                                    ---------  ---------
Cash flows from investing activities:
  Purchases of property and equipment.............................................................       (740)    (1,369)
  Computer software costs capitalized.............................................................     (7,698)    (5,920)
  Acquisitions and divestitures...................................................................         69         24
  Payment of debt issuance costs..................................................................       (287)    --
  Other...........................................................................................       (119)        83
                                                                                                    ---------  ---------
      Net cash used for investing activities......................................................     (8,775)    (7,182)
                                                                                                    ---------  ---------
Cash flows from financing activities:
  Net line of credit activity.....................................................................     (1,227)     2,242
  Capital lease payments..........................................................................        (42)       (25)
  Proceeds from issuance of convertible debentures................................................      6,000     --
  Proceeds from issuance of common stock, net.....................................................         50        149
  Proceeds from issuance of preferred stock, net..................................................     --          5,720
                                                                                                    ---------  ---------
      Net cash provided by financing activities...................................................      4,781      8,086
                                                                                                    ---------  ---------
Effect of exchange rate changes on cash...........................................................        (52)       (54)
                                                                                                    ---------  ---------
Net increase in cash and cash equivalents.........................................................      2,141      1,055
Cash and cash equivalents at beginning of period..................................................      4,010      1,862
                                                                                                    ---------  ---------
Cash and cash equivalents at end of period........................................................  $   6,151  $   2,917
                                                                                                    ---------  ---------
                                                                                                    ---------  ---------
Noncash investing and financing activities:
  Business acquisitions for common stock & forgiveness of debt....................................  $   2,057  $   3,727
                                                                                                    ---------  ---------
                                                                                                    ---------  ---------
  Conversion of preferred stock...................................................................             $   3,737
                                                                                                               ---------
                                                                                                               ---------
  Capital lease additions.........................................................................  $     178  $      29
                                                                                                    ---------  ---------
                                                                                                    ---------  ---------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



A)       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Ross Systems, Inc. (the "Company") reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of March 31, 1998, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

         Certain fiscal 1997 amounts have been reclassified to conform to the fiscal 1998 financial statement presentation.

B)       Accounts receivable

         As of the dates shown, accounts receivable consisted of the following (in thousands):

                                                          March 31,    June 30,
                                                            1998        1997
                                                          --------     --------
Trade accounts receivable ............................    $ 33,128     $ 35,195
Less allowance for doubtful accounts and returns .....      (1,891)      (3,495)
                                                          --------     --------
                                                          $ 31,237     $ 31,700
                                                          --------     --------
                                                          --------     --------

C)       Property and equipment

         As of the dates shown, property and equipment consisted of the following (in thousands):

                                                          March 31,     June 30,
                                                            1998         1997
                                                         --------      --------
Computer equipment .................................     $  8,971      $ 13,186
Furniture and fixtures .............................        2,922         3,833
Leasehold improvements .............................        1,608         1,935
                                                         --------      --------
                                                           13,501        18,954
Less accumulated depreciation and amortization .....       (9,307)      (14,414)
                                                         --------      --------
                                                         $  4,194      $  4,540
                                                         --------      --------
                                                         --------      --------

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



D)       Business Acquired

         On January 5, 1998, the Company acquired a 100% ownership interest in Bizware Corporation, a privately held computer consulting firm based in New Jersey, in exchange for shares of the Company's common stock valued at approximately $2,000,000. Bizware Corporation had been a partner on many of the Company's software implementation and consulting projects over the past several years. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of the acquired business have been included in the Company's results of operations from the date of acquisition. The pro forma effects on total revenues, net earnings, and net earnings per share of including this subsidiary in the Company's Consolidated Statement of Operations from the beginning of fiscal 1998 and 1997 are not significant to the Company as a whole.

E)       Convertible Debt

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

F)       Subsequent event

         On April 23, 1998, the Company issued and sold 353,000 shares of its Common Stock to a foreign institutional investor upon the exercise of a warrant to purchase 640,000 shares of the Company's Common Stock. The Company and the investor also agreed to cancel the remaining 287,000 shares of Common Stock subject to the warrant. The aggregate exercise price paid by this investor was $1,141,946, representing a per share exercise price of $3.234975. The Company and the investor agreed to reduce the exercise price from that set forth in the warrant certificate, dated July 3, 1996, representing the warrant in consideration for the cancellation. The proceeds from this exercise will be used by the Company to fund its current operations. On April 24, 1998, the Company issued and sold 286,633 shares of it's Common Stock to this investor upon the conversion of the remaining 107 shares of the Company's Series E Redeemable Preferred Stock. Because this transaction involved the exchange of one security for another security, no additional consideration was paid by the investor to the Company. The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon Regulation S promulgated under the Securities Act, as offers and sales of equity securities by a domestic issuer outside the United States. The material agreements between the Company and the investor have been filed as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on May 6, 1998.

G)       New accounting pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("Statement 129"). Statement 128 specifies the computation, presentation and disclosure requirements for Earnings Per Share ("EPS"), and is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Per the requirements of

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Statement 128, the Company adopted Statement 128 for the three and nine month periods ending March 31, 1998. Statement 129 consolidates the existing requirements to disclose certain information about an entity's capital structure, and its adoption for the three and nine month periods ending March 31, 1998 has not changed the Company's current capital structure disclosures.

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

         In December 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"). This SOP provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The requirements of SOP 97-2 are effective for transactions entered into in the Company's fiscal year 1999. The Company does not expect there to be a significant impact on its future Balance Sheets and Statements of Operations upon the adoption of SOP 97-2.

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


Results of Operations

Revenues

         Total revenues for the quarter ended March 31, 1998 increased 28% to $24,314,000 from $19,016,000 in the same quarter of fiscal 1997. Software product license revenues increased 48% and consulting and other services revenues increased 36%, while maintenance revenues remained relatively unchanged from the same quarter in the prior year.

         For the nine month period ended March 31, 1998, total revenues increased 15% to $64,158,000 from $55,641,000 in the same period of fiscal 1997. Software product license revenues increased 30% and services revenues increased 18%, while maintenance revenues decreased 2% from the same period in the prior year.

         Software product license revenues were $10,169,000 during the quarter ended March 31, 1998, an increase of $3,305,000, or 48%, from the same period in fiscal 1997. The Company experienced an increase over the same quarter of fiscal 1997 in the North American market of approximately $2,660,000, or 52%. This North American increase relates to an increase of approximately $3,900,000 in U.S. revenues due to a higher volume of contracts recorded during the quarter than in the same quarter of the prior year, partially offset by a decrease of approximately $1,240,000 in Canadian revenues which relates to one significant agreement that was recognized in the same quarter of the prior year. The Company also experienced a total increase of

$645,000, or 37%, in the European, Asian and Pacific Rim ("International") markets over the same quarter in fiscal 1997. The Asia/Pacific Rim markets experienced a $44,000, or 27% increase in revenues from the same quarter in the prior year due largely to one large agreement that significantly impacted revenues in Singapore. European revenues increased 38% over the same quarter in the prior year due largely to an increase in Spain of $864,000 and an increase in Germany of $154,000 offset by decreases in the U.K. and Benelux countries. The Company's Client Server/Open Systems products represented 94% of total software product license revenues for both the third quarters of fiscal 1998 and fiscal 1997. Software license revenues for the Company's Renaissance CS products increased approximately $1,436,000 in the third quarter of fiscal 1998 as compared to the same quarter of fiscal 1997. This is largely attributable to the Company's increased marketing focus on its Client Server/Open Systems products during fiscal 1998. For the nine month period ended March 31, 1998, software product license revenues increased $5,898,000, or 30%, from the same period in the prior year. The Company experienced increases of 42%, or $4,757,000, and 31%, or $1,509,000, in the North American and European markets, respectively, partially offset by decreases in the Asia/Pacific Rim markets of $368,000, or 10%. The North American increase is the result of the general increase in sales activity in the U.S. and Canada. The European increase was largely the result of the addition of the Company's Spanish subsidiary and one large agreement that significantly impacted revenues in Germany. The decrease in the Asia/Pacific Rim market was due largely to the depressed economic conditions in that area. The Company's open systems/client-server products represented approximately 95% of total software product license revenues for the nine month periods ended March 31, 1998 and 1997.

         Consulting and other services revenues for the third quarter of fiscal 1998 increased 36% to $7,632,000 from $5,632,000 in the same quarter of fiscal 1997. Revenues from consulting and other services (which are typically recognized as performed) are generally correlated with software product license revenues (which are typically recognized upon delivery), so that when software product license revenues fluctuate, future period services revenues generally show a corresponding fluctuation. For the quarter ended March 31, 1998, North American services revenues increased by $1,711,000, or 51% which is attributable largely to the increase in software product license revenues during previous quarters. Additionally, the Company has increased its capacity by expanding the number of outside consultants used to perform implementations, consulting and other professional services. These consultants normally cost more and generate lower gross margins than services performed by Company employees, but are necessary to meet the growing demand for consulting services related to the Company's products. International services revenues increased $289,000 or 13%. This increase was partially offset by a $92,000 decrease in the Asia/Pacific Rim region. This decrease is attributable to the corresponding decrease in software product license revenues due largely to the depressed economic conditions in that area. For the nine month period ended March 31, 1998, services revenues increased 18%, or $2,987,000, from the same period in the prior year. The fluctuations for the North American and International regions for the nine month period results were similar to those for quarterly results mentioned above.

         Maintenance revenues for the third quarter remained relatively unchanged at $6,513,000 in fiscal 1998 versus $6,520,000 for the third quarter in fiscal 1997. For the nine month period ended March 31, 1998, maintenance revenues declined by 2%, or $368,000, from revenues for the same period in fiscal 1997. The decreases in maintenance revenues were principally the result of customers with older products not renewing their maintenance contracts, the general decline of European currencies against the dollar, and the increased volume of distributor sales during fiscal 1998. Maintenance contracts sold by third party distributors are included by the Company in software product license revenues because the Company has no support obligations to the distributor's customers. This overall decline was partially offset by maintenance contract renewals from customers who have licensed the Company's software products during the previous four fiscal quarters. During the third quarter of fiscal 1998, the Company experienced a small increase in North American maintenance revenues and a decrease in International maintenance revenues relative to the third quarter of fiscal 1997. North American maintenance revenues increased 6%, or approximately $291,000. International maintenance revenues declined $298,000, or 15%, due largely to decreases in the Asia/Pacific region, U.K., France, Belgium and the Netherlands totaling $355,000, partially offset by increased activity in Spain and Germany which accounted for a total increase of $57,000.

         International revenues as a percentage of total revenues for the third quarter of fiscal 1998 decreased to 27% from 32% for the same quarter in fiscal 1997. International revenues as a percentage of total revenues for the nine months ended March 31, 1998 (33%) also decreased relative to the same period in fiscal 1997 (36%). The results of the Asia/Pacific region for the three and nine month periods ended March 31, 1998 were impacted by the adverse economic conditions in that area. While the Company's Spanish subsidiary accounted for an increase in total revenues of $763,000 in the third quarter of fiscal 1998 over the third quarter of fiscal 1997, and an increase of $3,235,000 for the nine months ended March 31, 1998 versus the nine months ended March 31, 1997, these increases were offset primarily by decreases in U.K. revenues and increases in total North American revenues. The majority of the North American increase for the quarter was the result of a general increase in U.S. revenues. Total U.S. revenues for the quarter ended March 31, 1998 increased $5,656,000 or 56% over the same period in fiscal 1997. The majority of the North American increase for the nine month period ended was largely the result of Canadian activity. Total Canadian revenues for the nine month period ended March 31, 1998 increased $1,585,000 or 32% over the same period in fiscal 1997. Several significant Canadian agreements in the first and second quarters of fiscal 1998 accounted for this increase.

Operating Expenses

         Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the mix of products being sold. Major third party products sold by the Company include Oracle databases and other optional software including implementation, reporting and productivity tools. Costs of software product licenses for the third quarter of fiscal 1998 increased by 117% to $960,000 from $442,000 in the third quarter of fiscal 1997. For the nine months ended March 31, 1998, the cost of software product licenses increased 21% to $2,145,000 from $1,771,000 for the same period in fiscal 1997. As a percentage of software product license revenue, the costs of software product licenses increased to 9% in the third quarter of fiscal 1998 compared to 6% in the same quarter of fiscal 1997. However, for the nine month periods ended March 31, 1998 and 1997, the costs as a percentage of revenues remained relatively consistent. The quarterly increase was due to the large number of agreements entered into in the third quarter of fiscal 1998 which contained a significant amount of third party software resulting in third party royalty expenses incurred by the Company. The results for the nine month period were the result of several significant agreements entered into in the first two quarters of fiscal 1998 that contained only a minor amount of third party products, and the licensing of certain products during those periods which were third party products in the first three quarters of fiscal 1997 but which were subsequently purchased from such third parties by the Company.

         Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. The Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services increased by 24% to $9,594,000 in the third quarter of fiscal 1998, as compared to $7,765,000 in the third quarter of fiscal 1997. For the nine months ended March 31, 1998, costs of consulting, maintenance and other services increased 22% to $25,659,000 from $21,091,000 in the same period of fiscal 1997. The increase in these costs for the three and nine month periods correlates with the Company's increased software license and services activity. As software license activity has increased over the prior year, more internal and outside consultants were required by the Company to service these new customers. The increase in costs over the periods in the prior year is largely the result of the additional fiscal 1998 year-to-date expenses related to the Company's Spanish subsidiary, as well as additional services personnel employed by the Company as of March 31, 1998 as compared to March 31, 1997. For the nine month period ended March 31, 1998, the additional expenses attributable to the Spanish subsidiary were approximately $1,700,000. For the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997, the increased headcount resulted in additional personnel-related expenses of approximately $830,000. Additionally, the costs associated with outside consultants increased approximately $1,000,000 over the same quarter in the prior year. For the nine month period ended March 31, 1998 as compared to the same period in fiscal 1997, the increased headcount (including the increase resulting from the acquisition of the Spanish subsidiary) resulted in additional personnel-related expenses of approximately $2,300,000, additional facilities and supplies expenses of approximately $100,000 and additional business travel expenses of approximately $350,000. Additionally, the costs associated with the retaining and maintenance of outside consultants increased approximately $1,820,000 over the same period in the prior year. The Company's gross profit margin resulting from consulting, maintenance and other services revenues for the third quarter of fiscal 1998 was 32%, down from 36% in the same quarter of fiscal 1997. For the nine months ended March 31, 1998, the gross profit margin was

33%, down from 41% for the same period of the prior year. The deterioration in the gross profit margin for the three and nine month periods was due largely to the increased retaining and maintenance of outside consultants, whose work results in lower margins for the Company. Additionally, in order to meet increasing customer demands and fill services and consulting personnel vacancies, there were increases in personnel expenses related to the hiring and training of new services and consulting personnel who must undergo such training before beginning to generate revenue.

         Sales and marketing expenses for the quarter ended March 31, 1998 increased by 11%, to $6,869,000 from $6,165,000 in the same quarter of the prior year. For the nine month period ended March 31, 1998, sales and marketing expenses increased by 25% to $19,352,000 from $15,472,000 in the same period of the prior year. The majority of the increase for the nine month period was due to the aforementioned Spanish subsidiary acquired at the end of the second quarter of fiscal 1997. Additionally, the Company experienced a general increase in personnel related expenses, along with the additional commission expenses related to the aforementioned increases in software product license revenue, from fiscal 1997 to 1998. For the quarter ended March 31, 1998, personnel-related expenses, including salaries and commissions, increased approximately $1,050,000 over the same quarter of the prior year, partially offset by a decrease of approximately $370,000 in expenses incurred for outside consulting. In the third quarter of the fiscal 1997, the Company's subsidiaries in Europe incurred a majority of these outside consulting costs to staff the operations of these entities until a suitable number of qualified employees could be hired. There have been no such costs incurred in the current year. For the nine month period ended March 31, 1998, the additional expenses attributable to the Spanish subsidiary were approximately $740,000 over the same period of the prior year. Also for the nine month period ended March 31, 1998, personnel-related expenses including salaries and commissions increased approximately $2,650,000, facilities expenses increased approximately $410,000 and travel-related expenses increased approximately $290,000 from the same period in the prior year as a result of increases in sales and marketing personnel, partially offset by a decrease of approximately $310,000 in expenses incurred for outside consulting in Europe (as noted above). Additionally, for the nine month period, there was an increase of approximately $840,000 in marketing expenses related to the promotion of several of the Company's new products such as the Windows NT and Polaris versions of Renaissance CS, additional supply chain functionality such as Transportation Management, and third party implementation and productivity tools.

         Product development expenses decreased by 3%, to $2,446,000, in the third quarter of fiscal 1998 from $2,512,000 in the same quarter of the prior year. For the nine month period ended March 31, 1998, these expenses decreased by 4%, to $7,989,000, from $8,328,000 in the same period last year. However, total expenditures for product development increased for these three and nine month periods over the same periods in the prior fiscal year by 4% and 11%, respectively. The following table summarizes product development expenditures (in thousands):

                                                Three months ended       Nine months ended
                                                    March 31,                 March 31,
                                               1998         1997         1998         1997
                                             --------     --------     --------     --------
Expenses .................................   $  2,446     $  2,512     $  7,989     $  8,328
Amortization of previously capitalized
       software development costs ........     (1,702)      (1,722)      (5,432)      (4,971)
                                             --------     --------     --------     --------
Expenses, net of amortization ............   $    744     $    790     $  2,557     $  3,357
Capitalized software development costs ...      2,476        2,308        7,698        5,920
                                             --------     --------     --------     --------
Total expenditures .......................   $  3,220     $  3,098     $ 10,255     $  9,277
                                             --------     --------     --------     --------
                                             --------     --------     --------     --------
Total expenditures as a
     percent of total revenues ...........       13.2%        16.3%        16.0%        16.7%
                                             --------     --------     --------     --------
                                             --------     --------     --------     --------
Capitalized software, net of amortization,
     as a percent of total expenditures ..       24.0%        18.9%        22.1%        10.2%
                                             --------     --------     --------     --------
                                             --------     --------     --------     --------

         Product development expenditures during fiscal 1998 have been primarily focused on continued enhancements to existing products and developing new products. During the nine months ended March 31, 1998, software development costs capitalized included amounts attributable to the development of additional international features for the Company's Renaissance CS products, developing the 4.x series of Renaissance CS, and developing year 2000 compliance for the Company's Renaissance Classic products. The Company does not expect to have any additional expenditures related to the year 2000 compliance upgrade on its Renaissance Classic products. The Company's Renaissance CS products have been year 2000 compliant since their introduction in 1992.

         General and administrative expenses for the quarter ended March 31, 1998 decreased by 5%, to $1,940,000 from $2,051,000 in the same quarter of the prior year. For the nine month period ended March 31, 1998, total general and administrative expenses increased by 2%, to $5,634,000 from $5,550,000 in the same period of the prior year. The major reasons for the decrease in these expenses from the same quarter in the prior year was a decrease in employee and travel related expenses. In the third quarter of fiscal 1997, the Company was in the process of moving it's administrative headquarters to Atlanta from California and therefore incurred an increased level of employee and travel costs during that period. Employee expenses decreased approximately $30,000 and travel expenses decreased approximately $75,000 from the same quarter in fiscal 1997.

         In the three month period ended March 31, 1998, the Company recorded a provision for doubtful accounts of $135,000, as compared to $498,000 recorded in the third quarter of fiscal 1997. This decrease in the provision was due the increased quality of the Company's accounts receivable as evidenced by a 12% drop in the Company's days sales outstanding.

         The litigation settlement amount for the nine month period ended March 31, 1998 represents a first quarter fiscal 1998 adjustment to the charge that was recorded during the fourth quarter of fiscal 1997. During fiscal 1997, the Company settled a dispute with a customer with the understanding that the settlement and related legal fees would be covered under the Company's business insurance. The Company subsequently learned that the insurer took exception to the

Company's settlement with its customer and withheld payment on the claim, pending arbitration. In June 1997, the Company recorded a charge of $615,000, pending settlement with its insurer, to cover the potential settlement and legal fees. In September 1997, the Company received $381,000 in settlement from its insurer.

         Amortization of other assets increased to $291,000 in the third quarter of fiscal 1998 from $211,000 in the same period last year. For the nine month period, amortization of other assets was $728,000, compared to $531,000 in the same period of the prior year. This amortization relates to the purchase of the Company in 1988 and its subsequent acquisitions of other products and companies. During fiscal 1998, the Company purchased Bizware Corporation. The related intangible assets are being amortized over periods ranging from two to seven years. Also during fiscal 1998, the Company capitalized approximately $287,000 of debt issuance costs related to the receipt of $6,000,000 in the first tranche of the $10,000,000 convertible debenture financing. For a description of the convertible debenture financing, see Liquidity and Capital Resources. These costs are being amortized over five years. During fiscal 1997, the Company acquired its Spanish distributor. The related goodwill of $1,541,000 is being amortized over seven years.

Other Expense, net

         Other expense for the three months ended March 31, 1998 was $267,000, as compared to $237,000 in the same quarter of fiscal 1997. For the nine month period ended March 31, 1998, other expense was $887,000, as compared to other expense of $627,000 in the same period of fiscal 1997. Fiscal 1998 amounts primarily consisted of interest expense. The increase was due to higher average debt balances in fiscal 1998 because of the increase in the Company's available line of credit in March of fiscal 1997 from $10,000,000 to $15,000,000, further impacted by an increase in the interest rate on the line of credit which occurred when the availability was increased.

Income Tax  Expense

         During the third quarter of fiscal 1998, the Company recorded income tax expense of $134,000 compared with an income tax expense of $124,000 recorded during the same quarter in fiscal 1997. For the nine months ended March 31, 1998, the Company recorded income tax expense of $461,000 as compared to an income tax expense of $438,000 in the same period of fiscal 1997. Income tax expense for both periods include a provision for alternative minimum taxes in North America and withholding taxes accrued in certain foreign jurisdictions where the Company had either no available net operating losses or had to pay treaty-based taxes.


Liquidity and Capital Resources

         While the Company required $8,775,000 for investing activities (primarily capitalized software costs), the Company financed its continuing operations for the nine months ended March 31, 1998 through cash generated from operations, the issuance of convertible debentures and available credit facilities.

         At March 31, 1998, the Company had $6,151,000 of cash and cash equivalents. The Company also has a revolving credit facility with an asset-based lender with a maximum credit line of $15,000,000, a maturity date of October 31, 2000, and an interest rate equaling the Prime Rate plus 2%. Borrowings under the credit facility are collateralized by substantially all assets of the Company. At March 31, 1998, the Company had $10,360,000 outstanding against the $15,000,000 revolving credit facility, and based on the eligible accounts receivable at March 31, 1998, the Company's cash and remaining borrowing capacity under the revolving credit facility totaled approximately $6,491,000.

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

         Pursuant to the Agreement, the Company exercised its first Option on July 8, 1996. Concurrently, the investor also agreed to invest an additional $2,000,000 under terms similar to those in the Agreement. In exchange for the additional investment, the Company granted the investor a warrant for an additional 640,000 shares of the Company's Common Stock. This warrant was exercisable during the period from and including July 1, 1997 through and including December 29, at a maximum price of $8.00 per share. The gross proceeds from the July 1996 transactions were $4,000,000. The Company exercised its final Option to require the investor to invest $2,000,000 on January 6, 1997 when the investor purchased 200 shares of the Company's newly created Series E Redeemable Preferred Stock.

         During fiscal 1996, the investor converted all of their Series A Preferred Stock. During fiscal 1997, the investor converted all of their Series B and Series C Preferred Stock and 93 shares of their Series E Redeemable Preferred Stock.

         On April 23, 1998, the Company issued and sold 353,000 shares of its Common Stock to this investor upon the exercise of the warrant to purchase 640,000 shares of the Company's Common Stock mentioned above. The Company and the investor also agreed to cancel the remaining 287,000 shares of Common Stock subject to the warrant. The aggregate exercise price paid by this investor was $1,141,946, representing a per share exercise price of $3.234975. The Company and the investor agreed to reduce the exercise price from that set forth in the warrant certificate, dated July 3, 1996, representing the warrant in consideration for the cancellation. The proceeds from this exercise will be used by the Company to fund its current operations. On April 24, 1998, the Company issued and sold 286,633 shares of it's Common Stock to this investor upon the conversion of the remaining 107 shares of the Series E Redeemable Preferred Stock. Because this transaction involved the exchange of one security for another security, no additional consideration was paid by the investor to the Company. The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon Regulation S promulgated under the Securities Act, as offers and sales of equity securities by a domestic issuer outside the United States. The material agreements between the Company and the investor have been filed as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on May 6, 1998.

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

         The Company's ability to meet its cash requirements for operations and recurring capital expenditures will depend upon funds expected to be generated from operations, the proceeds from the aforementioned convertible debentures, and amounts available under its line of credit facility.

New accounting pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("Statement 129"). Statement 128 specifies the computation, presentation and disclosure requirements for Earnings Per Share ("EPS"), and is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Per the requirements of Statement 128, the Company adopted Statement 128 for the three and nine month periods ending March 31, 1998. Statement 129 consolidates the existing requirements to disclose certain information about an entity's capital structure, and its adoption for the three and nine month periods ending March 31, 1998 has not changed the Company's current capital structure disclosures.

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

         In December 1997, the American Institute of Certified Public Accountants issues Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"). This SOP provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The requirements of SOP 97-2 are effective for transactions entered into in the Company's fiscal year 1999. The Company does not expect there to be a significant impact on its future Balance Sheets and Statements of Operations upon the adoption of SOP 97-2.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

         Not applicable.

                           PART II. OTHER INFORMATION


ITEM 2.           CHANGES IN SECURITIES

         On April 23, 1998, the Company issued and sold 353,000 shares of its Common Stock to a foreign institutional investor upon the exercise of a warrant to purchase 640,000 shares of the Company's Common Stock. The Company and the investor also agreed to cancel the remaining 287,000 shares of Common Stock subject to the warrant. The aggregate exercise price paid by this investor was $1,141,946, representing a per share exercise price of $3.234975. The Company and the investor agreed to reduce the exercise price from that set forth in the warrant certificate, dated July 3, 1996, representing the warrant in consideration for the cancellation. The proceeds from this exercise will be used by the Company to fund its current operations. On April 24, 1998, the Company issued and sold 286,633 shares of it's Common Stock to this investor upon the conversion of the remaining 107 shares of the Company's Series E Redeemable Preferred Stock. Because this transaction involved the exchange of one security for another security, no additional consideration was paid by the investor to the Company. The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1993, as amended (the "Securities Act"), in reliance upon Regulation S promulgated under the Securities Act, as offers and sales of equity securities by a domestic issuer outside the United States. The material agreements between the Company and the investor have been filed as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on May 6, 1998.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  Exhibit 11.1 - Computation of Per Share Earnings

(b)      Reports on Form 8-K

         The Company filed a Report on Form 8-K with the Securities and Exchange Commission dated January 28, 1998 which reported under Item 5, that the Company issued a press release announcing the preliminary results for the second quarter of fiscal 1998 ending December 31, 1997.

         The Company filed a Report on Form 8-K with the Securities and Exchange Commission dated February 12, 1998 which reported under Item 5, that on February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The Investors invested $6,000,000 on February 6, 1998 and will invest $4,000,000 four months after such date if certain conditions are met. The shares of the Company's Common Stock issuable upon conversion of the debentures are registered on Form S-3/A filed with the Securities and Exchange Commission on April 9, 1998.

Items 1, 3, 4 and 5 have been omitted as they are not applicable.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ROSS SYSTEMS, INC.




Date:  May 15, 1998            /s/ Stan F. Stoudenmire
                               ----------------------------------------------
                                   Stan F. Stoudenmire

                                  (Principal Financial and Accounting Officer)

                               /s/ Dennis V. Vohs
                               ----------------------------------------------
                                   Dennis V. Vohs

                                   Chairman of the Board and Chief Executive
                                     Officer

                                   (Duly Authorized Officer)

                               ROSS SYSTEMS, INC.

                                INDEX TO EXHIBITS

                                                                                    Sequentially
Exhibit                                                                               Numbered
  No.                           Description                                            Page

 3.1         Article of Incorporation, as amended (1) ......................            ---

 3.2         Bylaws, as amended (3) ........................................            ---

 4.1         Certificate of Determination of Rights,
             Preferences and Privileges of Series A
             Preferred Stock, Series B Preferred Stock and Series C
             Preferred Stock of Ross Systems, Inc. (2) .....................            ---

 4.2         Certificate of Determination of Rights,
             Preferences and Privileges of Series E
             Preferred Stock of Ross Systems, Inc. (4) .....................            ---

 4.3         Form of Convertible Securities Agreement
             between the Registrant and each Investor (9) ..................            ---

 4.4         Form of Subordinated Debenture Due February 6,
             2003 issued by the Registrant to each Investor (9) ............            ---

 4.5         Registration Rights Agreement among the
             Registrant and each Investor (9) ..............................            ---

 10.1        Subscription Agreement dated December 29, 1995
             between Registrant and Fletcher International Limited (5) .....            ---

 10.2        Subscription Agreement dated June 28, 1996
             between Registrant and Fletcher International Limited (6) .....            ---

 10.3        Amendment No. 1 dated July 8, 1996 to the
             December 29, 1995 Subscription Agreement and
             the June 28, 1996 Subscription Agreement
             between Registrant and Fletcher International
             Limited (6) ...................................................            ---

 10.4        Amendment No. 2 dated June 10, 1997 to the
             December 29, 1995 Subscription Agreement and
             the June 28, 1996 Subscription Agreement ......................            ---

 10.5        The Ross Systems, Inc. 1998 Incentive Stock
             Option Plan (8) ...............................................            ---

 10.6        Warrant Exercise Notice between Registrant and
             Fletcher International Limited dated April 23,
             1998 (10) .....................................................            ---

 10.7        Series E Preferred Stock Conversion Notice
             between Registrant and Fletcher International
             Limited dated April 24, 1998 (10) .............................            ---

 10.8         Lease Agreement dated January 9, 1998 for
             Registrant's facilities at Two Concourse
             Parkway, Suite 800, Atlanta, Georgia ..........................            ---

 11.1         Statement regarding Computation of Per Share Earnings ........             23


 27           Financial Data Schedule ......................................            ---

---------------------------------------------------------

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

(10) Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K filed May 6, 1998.