Form 10-K
period 1998-06-30
ROSS SYSTEMS INC/CA
filed 1998-09-28
CIK 873594

--------------------------------------------------------------------------------
   As filed with the Securities and Exchange Commission on September 28, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

         /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19092
                         ------------------------------
                               ROSS SYSTEMS, INC.

                             Two Concourse Parkway
                                    Suite 800
                             Atlanta, Georgia 30328
                                 (770) 351-9600

Incorporated in Delaware                     I.R.S. Employer Identification No.
                                                     94-2170198

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None                         Name of each exchange on: None

                         ------------------------------

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value, Preferred Shares Purchase Rights

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (x) NO ( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 18, 1998 in the over-the-counter market as reported by NASDAQ, was approximately $54,230,000. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of September 18, 1998, the Registrant had outstanding 21,871,632 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be held November 18, 1998 are incorporated by reference in Part III of this Form 10-K Report.

--------------------------------------------------------------------------------

                               ROSS SYSTEMS, INC.
                            ANNUAL REPORT ON FORM 10K
                            YEAR ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                                                                          Page No.
                                                                                                                          --------
PART I
Item 1.       Business...........................................................................................             1
Item 2.       Properties.........................................................................................             6
Item 3.       Legal Proceedings..................................................................................             6
Item 4.       Submission of Matters to a Vote of Security Holders................................................             6
PART II
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters..............................             7
Item 6.       Selected Financial Data............................................................................             8
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............             9
Item 7.A.     Quantitative and Qualitative Disclosures about Market Risk.........................................            16
Item 8.       Financial Statements and Supplementary Data........................................................            17
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............            17
PART III
Item 10.      Directors and Executive Officers of the Registrant.................................................            18
Item 11.      Executive Compensation.............................................................................            19
Item 12.      Security Ownership of Certain Beneficial Owners and Management.....................................            19
Item 13.      Certain Relationships and Related Transactions.....................................................            19
PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................            20
SIGNATURES                                                                                                                   21








                                     PART I

ITEM 1.           BUSINESS

THIS REPORT ON FORM 10-K (THE "REPORT") CONTAINS FORWARD LOOKING STATEMENTS REGARDING FUTURE EVENTS WITH RESPECT TO ROSS SYSTEMS, INC. ACTUAL EVENTS OR RESULTS COULD DIFFER MATERIALLY DUE TO A NUMBER OF FACTORS, INCLUDING THOSE DESCRIBED HEREIN AND IN DOCUMENTS INCORPORATED HEREIN BY REFERENCE, AND THOSE FACTORS DESCRIBED UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS".

General

The following summary is qualified in its entirety by, and should be read in conjunction with the more detailed information and financial data, including the financial statements and notes thereto, appearing elsewhere in this Report. Unless otherwise stated in this document, references to (a) the "Company" or (b) "Ross" shall mean Ross Systems, Inc., a Delaware corporation.

The Company believes that it is a leading supplier of enterprise-wide business systems and related services to companies installing open systems/client-server software products, in particular in the process manufacturing markets. Customers are primarily medium-sized (with annual sales of $50 million to $2 billion) companies upgrading internal systems to improve profitability through the availability of timely and accurate information, as well as large companies modernizing their management information systems operations in order to reduce costs. The Company licenses its products to customers through a direct sales force and independent distributors. Since inception, the Company has licensed approximately 13,000 software products to an installed base of over 3,200 customers worldwide.

Products

The Company markets a broad range of sophisticated business application software that addresses the financial, manufacturing, distribution, supply chain management and human resource needs of manufacturers, healthcare providers and not-for-profit institutions. In addition, the Company supports a large installed base of companies which utilize the Company's financial and human resource software products exclusively. The Company's software product license fees are based on the modules licensed, the processor size and the number of concurrent users supported by the hardware on which the modules operate.

General Business and Manufacturing Products

The Company has developed a series of products designed for the open systems/client-server environment, which allow a user to access and manipulate data from their desktop personal computers. These products incorporate an integrated, modular, on-line, feature-rich and user-friendly operating environment. The integration of these products allows the sharing of data between application products with a common user interface. User-friendly features include the "point-and-click" selection of information. The Company's open systems/client-server applications function in a relational database management system ("RDBMS") environment that provides for a high degree of data availability and integrity. Additionally, because the Company's Renaissance CS financial, manufacturing and distribution applications were developed with the GEMBASE fourth generation language ("4GL"), the Company believes they are easily modified and expanded. The Renaissance CS Financial Series combines these higher productivity technologies with the feature set found in the Company's traditional, award winning Renaissance products.

The Company offers a comprehensive Enterprise Resource Planning ("ERP") solution including financials, manufacturing, distribution, maintenance, transportation management and human resources. In addition, the Company has delivered functionality specifically tailored to the unique formula and specifications-based requirements of process manufacturers, including food, consumer packaged goods, pharmaceutical and biotech, chemical, primary metals, and pulp and paper companies. The Company believes that this native functionality is superior to the alternative presented by many of the Company's competitors, which is to try to adapt systems from the discrete manufacturing sector.

GEMBASE is a programming environment that delivers a central data dictionary, complete screen painting, editing and debugging capabilities, and links to several popular RDBMSs. GEMBASE itself is written in the C programming language to facilitate portability across multiple hardware and RDBMS platforms. Because the Renaissance CS financial, manufacturing and distribution products were developed in GEMBASE, customers often find it easy to customize their own applications.

The Company also markets a strategic management tool called Strategic Application Modeler that helps companies define and map their business processes. The Company believes that this product shortens the implementation time period of application software systems and allows users to manage those applications throughout their life cycle.

The Company's Renaissance CS Human Resource Series is a comprehensive, human resource management system including payroll processing. The client component has a Windows and NT graphical user interface, which includes the customizable toolbar feature. The host server processing is COBOL based, to efficiently provide for the heavy batch processing requirements of payroll.

The Renaissance CS server applications run on Microsoft's Windows NT (with support for both the Intel and Alpha chips); Compaq Corporation's ("Compaq") Alpha, UNIX, and Open VMS operating systems; International Business Machines Corporation's ("IBM") RS/6000; Hewlett-Packard Company's ("HP") HP-UX; and Fujitsu's DS-90 UNIX. The Renaissance CS currently supports three RDBMSs: Oracle Systems Corporation's Oracle 7, Oracle 8 and RDB. In addition, the Company believes it is prepared to support SQL Server 7 upon general availability from Microsoft.

The Company's client components have the "look and feel" of Microsoft Windows PC applications, complete with scroll bars, buttons, pop-up menus, dialog boxes and dynamic data exchange links to popular spreadsheets and word processors. Although the Renaissance CS architecture enables customers to capitalize on the power of the PC, the Company believes that its ability to continue to support installed terminal type workstations will prove popular among customers who prefer to not replace existing terminals.

The Company's Renaissance classic line of general business accounting applications are feature-rich and well-integrated. The Company has continued to enhance these applications to serve existing customers and has delivered support for customers that use Oracle's RDB RDBMS. The Company will continue to market the Renaissance classic products to its installed base of customers, as well as to accounts that want to operate exclusively in a Compaq/DEC proprietary environment. To provide a long-term growth path for Renaissance classic customers, the Company now offers them the ability to easily upgrade to its new products inexpensively. The Company's migration product, "Biz2000," allows Renaissance classic customers to use the Company's client/server applications while maintaining their Renaissance classic general ledger and management reports. Biz2000 is designed to allow the Company's customers to migrate to full client/server computing at their own pace.

The Company introduced support for the Microsoft NT operating environment at the end of fiscal 1997. At the close of fiscal 1998, approximately seventy percent of the new product licenses were sold on the Microsoft NT environment. The Company believes that it continues to match the marketplace in the growth of new technologies while focusing on maintaining superior functionality.

Other Products

The Company resells complementary software products licensed from third parties, including programs module for custom reporting of information maintained by the Company's programs (Business Objects, Speedware and FRx), systems management software, and certain middle-ware products. Additionally, the Company has entered into agreements which enable it to resell RDBMS products and other products that are sublicensed to end users in conjunction with certain of the Company's open systems/client-server products. License revenues from the products described in this paragraph constituted less than 10% of total software product license revenues in fiscal 1998.

Services

The Company's worldwide services operation complements its open systems/client-server growth initiative. The Company offers a broad selection of services to install and optimize each available software product. Services provided by the Company fall into two broad categories, Professional Services and Client Support. In addition, the Company has established professional service relationships with large international information systems consulting firms to provide independent service offerings to customers who may prefer a consulting alternative for their project implementation.

Professional Services

The Company's Professional Services organization provides business application experience, technical expertise and product knowledge to complement the Company's products and to provide solutions to clients' business requirements. The major types of services provided include the following:

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

Third party consulting partners have been established to take advantage of specific industry expertise and to support the implementation demands of the company's growing customer base. The Company has developed relationships with Deloitte & Touche, Higman Health Care and Andersen Consulting to support client implementation service needs worldwide in key vertical markets.

Client Support

The Company's Client Support functions include web-based support, telephone support, technical publications and product support guides, which are provided under the Company's standard maintenance agreements, under which most of the Company's installed customers are supported. The annual maintenance fee for these services is based upon a percentage of the then-current list price for the licensed software. The standard maintenance agreement entitles clients to new product releases and product enhancements.

Marketing and Sales

The Company sells its products and services primarily through its direct sales force. At June 30, 1998, there were 138 sales and marketing employees. In support of its sales force, the Company conducts comprehensive marketing programs which include telemarketing, direct mailings, advertising, promotional material, seminars, trade shows, public relations and on-going customer communication.

One aspect of the Company's marketing strategy is to maintain strong working relationships with Microsoft, Compaq, HP and IBM. The Company at times conducts joint advertising, co-operative training and sales seminars with these companies. During fiscal 1998, the Company also entered into relationships with several large consulting and implementation firms. The Company classifies its consulting alliances in two categories based on the nature of the relationship and type of service delivered: strategic and specialist. Strategic allies include Andersen Consulting, Deloitte & Touche LLP and Higman Healthcare. Specialist consulting allies provide unique knowledge of an aspect of an enterprise software system and include such companies as Raytheon Systems, Motherwell Information Systems and Walsh Automation. The Company believes that these relationships will help generate new joint business opportunities, increase the value of total projects licensed and provide added resource for the implementation of the Company's products.

The Company is headquartered in Atlanta, Georgia, with sales, service and support centers in the major US business locations of: Framingham (Boston), Chicago, Dallas, Long Beach (Los Angeles), Teaneck (New York City), Redwood City (San Francisco) and Escondido (San Diego). The Company has subsidiaries in Brussels, Belgium; Toronto and Ottawa, Canada; Paris, France; Berlin, Germany; Utrecht, the Netherlands; Barcelona and Madrid, Spain; Lisbon, Portugal and London and Northampton, the United Kingdom.

The Company has distribution arrangements with distributors in the following countries: Argentina, Australia, Brazil, Chile, Colombia, Czech Republic, Germany, Hong Kong, Hungary, India, Indonesia, Ireland, Italy, Japan, Jordan, Lebanon, Malaysia, Mexico, New Zealand, Pakistan, Peru, Poland, Rumania, Russia, Saudi Arabia, Singapore, Slovak Republic, Taiwan, Thailand, Uruguay and Venezuela. These distributors pay the Company royalties from the marketing of the Company's products and maintenance services.

International revenues (from foreign operations and export sales) represented approximately 30%, 39% and 40% of the Company's revenues in fiscal 1998, 1997 and 1996, respectively. The Company intends to broaden its presence in international markets by expanding its international sales force and by entering into additional distribution agreements.

Product Development and Acquisitions

         To meet the increasingly sophisticated needs of its customers and address potential new markets, the Company continually strives to enhance its existing product functionality and add new product features. The Company surveys the needs of its customers annually through ballots and at its user conference and incorporates many of their recommendations into its products. The Company also conducts a variety of forms of market research with industry analyst groups and targeted industries to determine strategies for new features and functions. The Company is committed to achieving advances in computer systems technology and to expanding the breadth of its product line. The key elements of this strategy are:

New Operating Environments

The Company intends to expand its potential markets by enabling its products to operate in additional open systems/client-server computing environments. In fiscal 1997, the Company released a Microsoft Windows NT version of its products and is planning to support Microsoft's new release of SQL server 7 when available from Microsoft.

Product Line Expansion

The Company intends to expand its potential markets by developing new products which address the needs of additional prospective customers, including those in key international markets related to both language, currency and local accounting custom and procedure.

Product Acquisition and Alliances

In support of its product line expansion strategy, the Company intends to acquire products or develop relationships with providers of complementary software to supplement its existing product offerings. The Company believes that the acquired software components will extend the functionality and overall value of the core product line, while third party software components will both enhance the usability and presentation of the data provided by the system and provide specialized functional extensions. The Company has agreements with FRx Software Corporation, Business Objects, Inc., Speedware, SRC Software, Inc., The Cimulation Centre, Citrix Systems, Inc., Logility, Inc., Numetrix Limited and Optical Technology Group, Inc. In 1998, the Company acquired Bizware, Inc. ("Bizware") a software service provider specializing in Ross implementation and upgrade conversions. After the fiscal year end, the Company likewise acquired Hipoint Systems Corporation, a Canadian software service provider. Both acquisitions were primarily non-cash, stock transactions.

Competition

The business applications software market is intensely competitive. The Company competes with a broad range of applications software companies. The Company's competitors include the following: general business application software providers, such as Baan Company NV, Oracle Corporation, and SAP AG; as well as business applications software providers in specific vertical markets that offer products that compete with the Company's in process manufacturing products, such as Marcam Solutions, Inc. In the human resource market, the Company competes with various business applications software providers, including PeopleSoft, Inc. Many of the Company's competitors have greater financial and business resources than the Company.

The principal competitive factors in the market for business application software include product reputation, product functionality, performance, quality of customer support, size of installed base, financial stability, hardware and software platforms supported, price, and timeliness of installation. The Company believes it competes effectively with respect to these factors.

Proprietary Rights and Licenses

The Company provides its products to end users generally under nonexclusive, nontransferable licenses which generally have terms of at least 20 years. Under the general terms and conditions of the Company's standard license agreements, the licensed software may be used solely for internal operations on designated computers at specific sites. The Company makes source code available for certain portions of its products.

The Company has registered "RENAISSANCE", "RENAISSANCE CS", "COMMAND", "PROMIX", "CROSSVIEW", "MAPS" and "ROSS SYSTEMS" as trademarks in the United States. The Company has also secured registration of its copyrights in the United States for 19 of its products. Although the Company takes steps to protect its trade secrets, there can be no assurance that misappropriation will not occur or that copyright and trade secret protection will be available in certain countries.

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

Employees

As of June 30, 1998, the Company employed a total of 582 full time employees, including 138 in sales and marketing, 92 in product development, 297 in professional services and client support, and 55 in finance, administration and operations. The Company's employees are not represented by a labor union, and the Company believes that its employee relations are excellent.


ITEM 2.           PROPERTIES

The Company's corporate headquarters, research and development, sales, marketing, consulting and support facilities are located in Atlanta, Georgia, where the Company occupies approximately 57,000 square feet. The Company also maintains a regional office in Redwood City, California, which occupies approximately 36,500 square feet, for research and development, sales and consulting; a regional office in Waltham, Massachusetts, which occupies approximately 4,300 square feet for research and development and consulting; and a regional office in Teaneck, New Jersey, which occupies approximately 15,000 square feet for sales, consulting and support. Space is also rented by the Company in Alameda, California for certain research and development, consulting and support activities, and in Escondido, California for certain research and development, sales, consulting and support activities.

The Company also leases additional regional offices in Chicago, Illinois; Long Beach, California and Irving, Texas. International offices are maintained in Berlin, Germany; London, England; Northampton, England; Paris, France; Utrecht, Netherlands; Barcelona and Madrid, Spain; Lisbon, Portugal; Zaventem, Belgium; Ottawa and Mississauga, Canada. The Company believes its facilities are adequate for its current needs and that the Company can obtain suitable additional space as required.

ITEM 3.           LEGAL PROCEEDINGS

As of, and for the fiscal year ended June 30, 1998, the Company is not a party to any pending litigation other than ordinary routine litigation that is incidental to the operations of the business, and the Company is not aware of any threatened litigation. For a discussion of litigation and litigation settlements pre-fiscal 1998 and fiscal 1998 accounting adjustments for such settlement amounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation Settlements and Expenses."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

The following table sets forth the range of high and low sales prices for the Company's Common Stock on the NASDAQ National Market for each of the quarters of fiscal 1998 and 1997. The Company's Common Stock trades under the NASDAQ symbol ROSS.

Fiscal 1998                                                                                                      High        Low
-----------                                                                                                      ----        ---

First quarter..............................................................................................           $5     $3-7/16
Second quarter.............................................................................................     $4-15/16          $3
Third quarter..............................................................................................       $3-1/2     $2-7/16
Fourth quarter.............................................................................................      $5-1/16      $2-7/8

Fiscal 1997

First quarter..............................................................................................       $6-1/4      $4-1/8
Second quarter.............................................................................................       $9-5/8      $5-3/8
Third quarter..............................................................................................       $9-5/8     $4-1/16
Fourth quarter.............................................................................................       $5-3/8          $2


The Company has never declared or paid cash dividends on its Common Stock, and it is the Company's present intention to retain earnings to finance the expansion of its business. In addition, the Company's line of credit agreement with its lender contains certain covenants which limit the Company's ability to pay cash dividends. As of September 18, 1998, the approximate number of stockholders of record of the Company's common stock was 416.


ITEM 6.           SELECTED FINANCIAL DATA


                           CONSOLIDATED FINANCIAL DATA
                      (In thousands, except per share data)

                                                                                         Years Ended June 30,
                                                                                         --------------------
                                                                      1998        1997          1996           1995         1994
                                                                      ----        ----          ----           ----         ----
Statements of Operations Data:
Total revenues..................................................       $91,684     $78,773        $69,789        $72,470     $76,396
Operating earnings (loss).......................................        $4,140      $(622)         $(177)      $(15,487)   $(18,173)
Net earnings (loss).............................................        $2,595    $(2,353)       $(1,541)      $(15,528)   $(18,714)
Diluted net earnings (loss) per share...........................         $0.13     $(0.13)        $(0.10)        $(1.28)     $(1.86)
Shares used in computing diluted net earnings (loss) per share..        21,390      18,515         15,089         12,105      10,066
Balance Sheet Data:
Working capital.................................................        $5,544    $(8,273)       $(8,535)      $(16,023)   $(11,569)
Total assets....................................................        78,189      69,715         58,049         55,061      60,536
Long-term debt, less current portion............................         8,918         394             36            228         626
Redeemable preferred stock......................................        _            1,053        _               _          _
Total shareholders' equity......................................        30,774      22,060         18,792          8,922      11,137


Prior years' Results of Operations have been reclassified to conform with the fiscal 1998 presentation.

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

STATEMENTS IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS WHICH EXPRESS THAT THE COMPANY "BELIEVES", "ANTICIPATES", OR "PLANS TO" AS WELL AS OTHER STATEMENTS WHICH ARE NOT HISTORICAL FACT, ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY AS A RESULT OF THE RISKS AND UNCERTAINTIES DESCRIBED HEREIN AND ELSEWHERE INCLUDING, IN PARTICULAR THOSE FACTORS DESCRIBED UNDER "BUSINESS" SET FORTH IN PART I OF THIS REPORT AS WELL AS IN OTHER RISKS AND UNCERTAINTIES IN THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE.

Overview

The Company's software product license revenues can fluctuate from quarter to quarter depending upon, among other things, such factors as overall trends in the United States and international economies, new product introductions by the Company, hardware vendors and other software vendors as well as customer buying patterns. Because the Company typically ships software products within a short period after orders are received, and therefore maintains a relatively small backlog, any weakening in customer demand can have an almost immediate adverse impact on revenues and operating results. Moreover, a substantial portion of the revenues for each quarter is attributable to a limited number of sales and tends to be realized in the latter part of the quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause substantial fluctuations in quarterly revenues and operating results. Finally, certain agreements signed during a quarter may not meet the Company's revenue recognition criteria resulting in deferral of such revenue to future periods. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of specific revenues can cause significant variation in operating results from quarter to quarter.

Results of Operations

The following table sets forth certain items reflected in the Company's consolidated statements of operations as a percentage of total revenues for the periods indicated, and a comparison of such statements is shown as a percentage increase or decrease from the prior year's results:

                                                                                      Percentage of Revenue
                                                                                      ---------------------        Percentage
                                                                                        Year Ended June 30,         Increase
                                                                                      ---------------------        (Decrease)
                                                                                       1998    1997    1996   1998/1997   1997/1996
                                                                                       ----    ----    ----   ---------   ---------
Revenues:
   Software product licenses.......................................................     41%     39%     36%      24%         20%
   Consulting and other services...................................................     31      29      28        24         19
   Maintenance.....................................................................     28      32      36                    1
                                                                                       ----    ----    ----      ---         ---
      Total revenues...............................................................    100%    100%    100%      16%         13%
                                                                                       ----    ----    ----      ---         ---
                                                                                       ----    ----    ----      ---         ---
Operating expenses:
   Costs of software product licenses..............................................     4%      4%      3%       22%         65%
   Costs of consulting, maintenance and other services.............................     39      36      37        27         11
   Software product license sales and marketing....................................     30      30      30        16         10
   Product development.............................................................     12      15      18        1          (7)
   General and administrative......................................................      8      10      10       (10)        11
   Provision for uncollectible accounts............................................      2       4       1       (48)        243
   Provision for settlement of litigation claim....................................      0       1       0        *           *
   Amortization of other assets....................................................      1       1       1        38         65
                                                                                       ----    ----    ----      ---         ---
      Total operating expenses.....................................................     96      101     100       10         14
                                                                                       ----    ----    ----      ---         ---
      Operating earnings (loss)....................................................      4      (1)      0        *          251
Other expense, net.................................................................     (1)     (1)     (2)       26        (25)
                                                                                       ----    ----    ----      ---         ---
      Earnings (loss) before income taxes..........................................      3      (2)     (2)     (293)        10
Income tax benefit (expense).......................................................      0       1       0       (53)        470
                                                                                       ----    ----    ----      ---         ---
      Net earnings (loss)..........................................................     3%     (3)%    (2)%       *         (53)%
                                                                                       ----    ----    ----      ---         ---
                                                                                       ----    ----    ----      ---         ---

-------------
* Not meaningful

Revenues. Total revenues increased 16%, to $91,684,000, in fiscal 1998 from $78,773,000 in 1997. Fiscal 1997 revenues represented a 13% increase from revenues of $69,790,000 in fiscal 1996. Software product license revenues increased 24% from fiscal 1997 to 1998 and increased 20% from fiscal 1996 to 1997. Consulting revenues increased 24% from fiscal 1997 to 1998 and increased 19% from fiscal 1996 to 1997. Maintenance revenues from first year and renewed maintenance agreements, both of which are recognized ratably over the maintenance period, were virtually unchanged from fiscal 1997 to 1998 and increased 1% from fiscal 1996 to 1997.

Fiscal 1998 North American and European software product license revenues increased from fiscal 1997's results by 32% and 30%, or $6,336,000 and $1,986,000, respectively. This increase was offset by a decrease in software product license revenues from the Asia/Pacific Rim market of $842,000, or 20%. The Company believes that the decrease in Asia/Pacific Rim market was largely a result of depressed economic conditions in that area. The Company believes the increase in North American revenues was principally a result of increased demand for the Company's Open-Systems/Client Server products during fiscal 1998. The Company believes that the increased North American demand is attributable to several factors, including increased marketing focus on Client Server applications by the Company during fiscal 1998, and the release of new functionality in the Company's 4.x version of Renaissance CS. European revenues increased principally as a result of the addition of the Company's Spanish subsidiary and one large agreement that significantly impacted revenues in Germany. Software product license revenues in Spain and Germany increased 184% and 853%, or $2,347,000 and $768,000, respectively. These increases were somewhat offset by declines in the Benelux and UK markets. The Company's open systems/client-server applications represented approximately 93% of software product license revenues for fiscal 1998, as compared to 93% in fiscal 1997 and 94% in fiscal 1996. Total open systems/client-server software product license revenues increased approximately 22% from fiscal 1996 to 1997, offset by a 5% decline in software product license revenues from the Company's traditional Renaissance product line during the same period.

Fiscal 1997 North American and Pacific Rim software product license revenues increased from fiscal 1996's results by approximately 16% and 214%, or $2,724,000 and $2,804,000, respectively. This increase was offset by a decrease in European software product license revenues of approximately 6%, or $419,000. The Company believes the increase in North American revenues was principally a result of increased demand for the Company's Renaissance CS Series, sales of which increased approximately 22% from fiscal 1996's results. The Company believes this increase in demand was the result of the streamlining and reorganization of its sales and marketing structure to focus on three key market sectors: process manufacturing, healthcare and not-for-profit entities. The Company believes the increase in Pacific Rim revenues is the result of an overall effort to increase direct and distributor-related sales and marketing efforts in the region. One result of this increased effort was the recording of a large contract in the first quarter of fiscal 1997 that represented approximately 90% of the increase. Despite the addition of a Spanish subsidiary at the end of the second quarter, overall European software license revenues decreased in fiscal 1997. The Company believes that this decrease is primarily related to an overall sluggishness in the European economy.

Revenues from consulting and other services (which are recognized as performed) correlate with software product license revenues (which are recognized upon delivery), so that when software product license revenues increase, future period services revenues generally increase as a result. Fiscal 1998 consulting and other services revenues increased 24%, or $5,393,000, over fiscal 1997 results. The Company experienced growth in the North American and European markets of 29% and 17%, respectively. A fiscal 1998 decline of 28% in Asia/Pacific Rim consulting revenues offset the North American and European gains. The Company believes that the decrease in the Asia/Pacific Rim market was due largely to depressed economic conditions in that area and the conclusion of a significant consulting agreement during early fiscal 1998. The Company believes that the North American and European gains are attributable largely to the increase in software product license revenues over the prior fiscal year. Additionally, the Company has increased its consulting capacity by expanding the number of outside consultants used to perform implementations, consulting and other professional services. These consultants normally cost more and generate lower gross margins than services performed by Company employees, but are necessary to meet the growing demand for consulting services related to the Company's products. Fiscal 1997 consulting and other services revenues increased 19%, or $3,579,000 from fiscal 1996 results. For the year, North American and European consulting revenues increased 12% and 20%, or $1,590,000 and $1,292,000, respectively. The Company also had consulting services revenue in the Pacific Rim of $697,000 in fiscal 1997. The Company believes that consulting revenues increased during fiscal 1997 as a result of the increase in software product license revenue over fiscal 1996.

Maintenance agreements are renewed annually by most of the Company's maintenance customers. Maintenance revenues were virtually unchanged from fiscal 1997 to 1998 and increased 1% from fiscal 1996 to 1997. Maintenance revenues have remained relatively constant as a net result of increases in the Company's Renaissance CS maintenance revenues offset by some maintenance contracts which have expired without renewal.

As a percentage of total revenues, the Company's international operations have remained relatively consistent at 31%, 33% and 31% in fiscal years 1998, 1997 and 1996, respectively. In fiscal 1998, the Company experienced growth in Europe, partially offset by a decrease in Asia/Pacific Rim revenues. European revenues for fiscal 1998 increased 15%, or $3,039,000, offset by a decrease in Asia/Pacific Rim of 20%, or $1,082,000. The increase in fiscal 1997's results were due to the Company's increased presence in the Pacific Rim, including one large contract in the first quarter (see details below), combined with relatively unchanged European results in that year. In fiscal 1996, decreases in total European revenues were only partially offset by increases in revenues from the Pacific Rim. Fiscal 1996 declines in European revenues were primarily attributable to overall decreases in European personnel during fiscal 1996, whereas increases in the Pacific Rim were primarily a result of improved execution by the sales organizations in these locations.

The Company's large Pacific Rim contract represents a distributor agreement with a Japanese company (the "Distributor") whereby the Distributor has an exclusive license to reproduce and sell certain Ross products in the Pacific Rim. In exchange for this distribution right, the agreement, which is renewable annually, called for the Company to receive at least a "minimum annual royalty" equal to $2.5 million in fiscal 1997 and 1998, $4 million in fiscal 1999 and $4.5 million in fiscal 2000. These royalty payments are based on sales quotas for the period that the Distributor agrees to meet or exceed in order to keep its exclusive distributorship. The Distributor met its quota for fiscal 1997 and 1998. In August 1998 the Distributor agreed to renew its exclusive distributor relationship with the Company for fiscal 1999. The Company recognizes revenue at the greater of the annual minimum royalty amount or a contractually defined amount determined from licenses sold by the distributor. However, due to economic conditions in Asia/Pacific Rim, the Company and its distributor renegotiated the distributor agreement for fiscal 1999 to an annual minimum royalty of $2.5 million. Accordingly, the Company expects to recognize $2.5 million in fiscal 1999.

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

Revenues have been derived from a relatively large number of customers. No single customer accounted for more than 10% of revenues during fiscal 1998, 1997 or 1996.

Costs of software product licenses. Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the mix of products being sold. Many of the Company's newer products have third party royalty obligations associated with them that had not existed previously. Costs of software product licenses for fiscal 1998 increased by 22% to $3,536,000 from $2,905,000 in fiscal 1997.
Costs of software product licenses for fiscal 1997 increased by 65% from $1,757,000 in fiscal 1996. These increases are directly related to the increase in the Company's software product license revenues for the same periods. The Company's gross profit margin resulting from software product license revenues for fiscal 1998 was 91%, an increase from 90% in fiscal 1997 and a decrease from 93% in fiscal 1996. Increases in third party royalty expenses led to the decline in these margins from fiscal 1996 to 1997. The margin increased slightly in fiscal 1998 from fiscal 1997 as a result of selling a different mix of third party products resulting in higher margins for the Company.

Costs of consulting, maintenance and other services. Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. The Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services increased 27% to $36,106,000 in fiscal

1998 from $28,511,000 in fiscal 1997. As software license activity has increased in fiscal 1998 over fiscal 1997, more internal and outside consultants were required by the Company to service these new customers. The increase in costs over the prior year is largely a result of the additional fiscal 1998 expenses related to the Company's fiscal 1997 acquisition of its Spanish subsidiary and the fiscal 1998 acquisition of its business partner Bizware, as well as additional services personnel hired by the company during fiscal 1998. The additional fiscal 1998 expenses related to the Spanish and Bizware subsidiaries were approximately $3,158,000. The fiscal 1998 increase was principally a result of increased personnel-related expenses of $3,558,000 (including the increases from the acquisition of the Spanish and Bizware subsidiaries), increases in costs related to outside consultants of $2,601,000 and increased travel expenditures of $485,000 compared to the prior year. While the Company trained its additional staff, it incurred higher outside consulting expenses to meet short-term customer demands. Fiscal 1997 costs of consulting, maintenance and other services increased 11% from $25,769,000 in fiscal 1996. The fiscal 1997 increase was due largely to increases in personnel-related expenses of approximately $1,220,000, increases in expenses related to outside consultants of approximately $1,000,000, and increases in facilities and supplies related expenses of approximately $485,000 compared to the prior year. Total costs of consulting, maintenance and other services for Ross Spain during fiscal 1997 was approximately $1,670,000. Ross Spain was purchased at the end of the second quarter of fiscal 1997 and thus its activity is not included in the fiscal 1996 results.

Gross Profit Margins. The Company's gross profit margins resulting from consulting, maintenance and other services revenues for fiscal 1998, 1997 and 1996 were 32%, 41% and 42%, respectively. The decline in gross profit margins from fiscal 1997 to 1998 was due largely to the increased usage of outside consultants, whose work results in lower margins for the Company. Additionally, in order to meet increasing customer demands and fill services and consulting personnel vacancies, there were increases in personnel expenses related to the hiring and training of new services and consulting personnel who must undergo training before beginning to generate revenue. The deterioration in the gross profit margin from fiscal 1996 to 1997 was due largely to the increase in personnel expenses related to the hiring and training of new services and consulting personnel and the time required until these new personnel begin to generate revenue.

Software Product License Sales and Marketing Expenses. Software product license sales and marketing expenses increased 13% in fiscal 1998 over 1997, and increased 14% in fiscal 1997 over 1996. A portion of the increase for fiscal 1998 was due to the aforementioned acquisition of the Spanish subsidiary at the end of the second quarter of fiscal 1997 and the acquisition of Bizware in January 1998. Additionally, the Company experienced a general increase in personnel-related expenses, along with the additional commission expenses related to the aforementioned increases in software product license revenue from fiscal 1997 to 1998. For fiscal 1998, the additional expenses attributable to the Spanish and Bizware subsidiaries were approximately $1,226,000 over the same period of the prior year. Also for fiscal 1998, personnel-related expenses including salaries and commissions increased approximately $2,097,000, facilities expenses increased approximately $315,000 and travel-related expenses increased approximately $526,000 from the same period in the prior year as a result of increases in sales and marketing personnel (inclusive of the Spanish and Bizware increases). The increase in sales and marketing expenses during fiscal 1997 was largely the result of an increase in personnel-related expenses, including salaries and commissions, of approximately $530,000, an increase in travel-related expenses of approximately $930,000, and an increase of approximately $870,000 in marketing expenses related to the promotion of the Company's Renaissance CS products. These expense increases were partially offset by a decrease of approximately $150,000 in facilities expenses related to the consolidation of several offices during the year.

Product Development Expenses. A summary of the components of product development expenditures for the past three years follows (in thousands):

                                                                                                        Year Ended June 30,
                                                                                                    1998        1997        1996
                                                                                                    ----        ----        ----
Expenses......................................................................................        10,960     $10,880     $12,472
Amortization of previously capitalized software development costs.............................       (7,520)     (7,112)     (5,935)
                                                                                                   ---------   ---------   ---------
                                                                                                   ---------   ---------   ---------
Expenses, net of amortization.................................................................         3,440       3,768       6,537
Capitalized software development costs........................................................        10,055       8,879       8,253
                                                                                                   ---------   ---------   ---------
                                                                                                   ---------   ---------   ---------
   Total expenditures.........................................................................       $13,495     $12,647     $14,790
                                                                                                   ---------   ---------   ---------
                                                                                                   ---------   ---------   ---------
Total expenditures as a percent of total revenues.............................................           15%         16%         22%
                                                                                                   ---------   ---------   ---------
                                                                                                   ---------   ---------   ---------
Capitalized software, net of amortization, as a percent of total expenditures.................           19%         14%         16%
                                                                                                   ---------   ---------   ---------
                                                                                                   ---------   ---------   ---------


As a percentage of total revenues, fiscal 1998 product development expenditures decreased from 1997 expenditures. This decrease is largely attributable to the growth in revenues experienced during fiscal 1998. Total development expenditures increased slightly from fiscal 1997 levels. Product development expenditures during fiscal 1998 have been primarily focused on continued enhancements to existing products and developing new products. During fiscal 1998, software development costs capitalized included amounts attributable to the development of additional international features for the Company's Renaissance CS products, developing the 4.X series of Renaissance CS, and developing year 2000 compliance for the Company's Renaissance Classic products. The Company does not expect to have any additional expenditures related to the year 2000 compliance upgrade on its Renaissance Classic products. The Company believes that its Renaissance CS products have been year 2000 compliant since their introduction in 1992.

General and Administrative Expenses. General and administrative expenses decreased 10% to $7,258,000 in fiscal 1998 from $8,050,000 in fiscal 1997.
Fiscal 1997 represented an increase of 11% from $7,258,000 in fiscal 1996. The major cause of the decrease in fiscal 1998 related to personnel and travel related expenses. During fiscal 1997, the Company moved its finance and administrative headquarters to Atlanta from California and therefore incurred an increased level of employee and travel costs. These increased expenses did not repeat in fiscal 1998. The increase in fiscal 1997 was largely the result of personnel, travel, and other costs related to the move of the Company's finance and administrative headquarters from California to Georgia. These costs, including payroll, travel, temporary employees and leased equipment, increased approximately $799,000.

Provision for Doubtful Accounts and Returns. In fiscal 1998, 1997 and 1996, the Company recorded provisions of $1,830,000, $3,534,000, and $1,029,000, respectively. The fiscal 1998 decrease in the provision was due to the increased quality of the Company's accounts receivable, as evidenced by a 7% drop in the Company's days sales outstanding.

Litigation Settlements and Expenses. The fiscal 1998 litigation settlement amount represents an adjustment to the charge that was recorded during fiscal 1997. During fiscal 1997, the Company settled a dispute with a customer with the understanding that the settlement and related legal fees would be covered under the Company's business insurance. The Company subsequently learned that the insurer took exception to the Company's settlement with its customer and withheld payment on the claim, pending arbitration. In June 1997, the Company recorded a charge of $615,000, pending settlement with its insurer, to cover the potential settlement and legal fees. In fiscal 1998, the insurer paid the Company $381,000 in settlement of the previously accrued claim.

Amortization of Other Assets. Amortization of intangible assets resulted in charges of $1,024,000, $742,000, and $451,000 in fiscal 1998, 1997 and 1996, respectively. These charges related to the purchase of the Company in 1988 and its subsequent acquisitions of other products and companies. During fiscal 1998, the Company purchased Bizware, Inc. The related intangible assets are being amortized over periods ranging from two to seven years. Also during fiscal 1998, the Company capitalized approximately $431,000 of debt issuance costs related to the receipt of $10,000,000 of convertible debenture financing. For a description of the convertible debenture financing, see "Liquidity and Capital Resources." These costs are being amortized over five years. During fiscal 1997, the Company acquired its Spanish distributor. The related goodwill of $1,541,000 is being amortized over seven years.

Restructuring Charges. During the second quarter of fiscal 1994, the Company accrued $1,936,000 in restructuring costs associated with its planned reduction of staffing levels and to eliminate excess facilities resulting from the personnel reductions. During fiscal 1996, the reserve for restructuring charges was reduced to $94,000 as a result of the cost of a lease termination in Bristol, England and continued lease payments for the Waltham, Massachusetts facility. By February 1997, the entire reserve balance was reversed as a result of the remaining lease payments on the Waltham facility.

Other Income and Expense. Fiscal 1998, 1997 and 1996 other income is composed largely of interest income of $100,000, $110,000 and $86,000, respectively. Fiscal 1998 interest income declined from 1997 as a result of lower invested cash balances compared to fiscal 1997 and 1996. Interest expense increased from fiscal 1997 to 1998 as a result of increased borrowings under the Company's revolving credit facilities and increased capital lease activities. Interest expense decreased from fiscal 1996 to 1997 due to lower average debt balances during the year and a general decline in interest rates.

Income Taxes. The Company recorded income tax expense of $382,000 during fiscal 1998. This expense relates to foreign withholding taxes expensed during the year ($337,000), and accruals for other state taxes payable ($45,000). At June 30,

1998, the Company had net income taxes payable of $397,000, related primarily to various taxing jurisdictions in North America, principally Canada where the Company has used all of its net operating loss carryforwards. The Company anticipates recording significant future foreign withholding tax expenses related to the aforementioned Japanese distributorship agreement, representing 10% of future annual royalty payments from this agreement. The Company recorded income tax expense of $809,000 during fiscal 1997. This expense relates to foreign withholding taxes paid during the year ($722,000) and accruals for other state taxes payable ($87,000). At June 30, 1997, the Company had income taxes payable of approximately $199,000, which primarily related to taxes payable to various taxing jurisdictions within North America. At June 30, 1998, the Company had net operating loss carryforwards of approximately $41,900,000, $10,441,000, and $14,501,000 for federal, California and foreign tax purposes, respectively. These carryforwards, if not utilized, will expire between fiscal 1999 and 2012, with the majority expiring in 2009 and 2010.

Liquidity and Capital Resources

While the Company required $11,618,000 for investing activities (primarily capitalized software costs), the Company financed its continuing operations for the fiscal year ended June 30, 1998 through cash generated from operations and funds received in a private debt and equity financing and available credit facilities.

At June 30, 1998, the Company had $7,248,000 of cash and cash equivalents. The Company also has a revolving credit facility with an asset-based lender with a maximum credit line of $15,000,000, a maturity date of October 31, 2000, and an interest rate equaling the Prime Rate plus 2%. Borrowings under the credit facility are collateralized by substantially all assets of the Company. At June 30, 1998, the Company had $3,770,000 outstanding against the $15,000,000 revolving credit facility, and based on the eligible accounts receivable at June 30, 1998, the Company's cash and remaining borrowing capacity under the revolving credit facility total approximately $12,661,000.

On December 29, 1995, the Company entered into a Subscription Agreement (the "Agreement") with a foreign institutional investor pursuant to which the investor purchased 500,000 shares of the Company's Series A Mandatory Redeemable Convertible Preferred Stock for an aggregate purchase price of $2,000,000. In connection with this transaction, the investor granted the Company options (the "Options") to require the investor to purchase shares of the Company's Mandatory Redeemable Convertible Preferred Stock with an aggregate value of $4,000,000 during the period from and including July 1, 1996 through and including December 30, 1998. The Company created and reserved 500,000 shares of its Series B Mandatory Redeemable Convertible Preferred Stock and 500,000 shares of its Series C Mandatory Redeemable Convertible Preferred Stock for issuance and sale to the investor upon exercise of the Options. In addition, the Company granted the investor a warrant (the "Warrant") to purchase 400,000 shares of the Company's Common Stock at an exercise price of $5.576 per share during the period from and including July 1, 1997 through and including December 29, 2000.

Pursuant to the Agreement, the Company exercised its first Option on July 8, 1996. Concurrently, the investor also agreed to invest an additional $2,000,000 under terms similar to those in the Agreement. In exchange for the additional investment, the Company granted the investor a warrant for an additional 640,000 shares of the Company's Common Stock. This warrant was exercisable during the period from and including July 1, 1997 through and including December 29, 2000, at a maximum price of $8.00 per share. The gross proceeds from the July 1996 transactions were $4,000,000. The Company exercised its final Option to require the investor to invest $2,000,000 on January 6, 1997 when the investor purchased 200 shares of the Company's newly created Series E Redeemable Preferred Stock.

During fiscal 1996, the investor converted all of their Series A Mandatory Redeemable Convertible Preferred Stock to common stock. During fiscal 1997, the investor converted all of their Series B and Series C Mandatory Redeemable Convertible Preferred Stock and 93 shares of their Series E Mandatory Redeemable Convertible Preferred Stock to common stock.

On April 23, 1998, the Company issued and sold 353,000 shares of its Common Stock to this investor upon the exercise of the warrant to purchase 640,000 shares of the Company's Common Stock mentioned above. The Company and the investor also agreed to cancel the remaining 287,000 shares of Common Stock subject to the warrant. The aggregate exercise price paid by this investor was $1,141,946, representing a per share exercise price of $3.23. The Company and the investor agreed to reduce the exercise price from that set forth in the warrant certificate, dated July 3, 1996, representing the warrant in consideration for the cancellation. The Company has used the proceeds from this exercise to fund its current operations. On April 24, 1998, the Company issued 286,633 shares of it's Common Stock to this investor upon the conversion of the remaining 107 shares of the Series E Mandatory Redeemable Convertible Preferred Stock. Because this transaction involved the exchange of one security for another security, the investor paid no additional consideration to the Company.

On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The Investors invested $6,000,000 on February 6, 1998 and $4,000,000 on June 11, 1998 ("the Second Closing Debentures").

On September 18, 1998, the Company notified the Investors that Ross will redeem the Second Closing Debenture for the redemption price of $4,320,000 (108% of the face amount of the Second Closing Debenture) on October 7, 1998 at a premium of 108% of the face amount plus accrued interest.

The Company's ability to meet its cash requirements for operations and recurring capital expenditures will depend upon funds expected to be generated from operations, the remaining proceeds from the aforementioned convertible debentures, and amounts available under its line of credit facility.

New accounting pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("Statement 129"). Statement 128 specifies the computation, presentation and disclosure requirements for Earnings Per Share ("EPS"), and is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Per the requirements of Statement 128, the Company adopted Statement 128 for fiscal 1998. Statement 129 consolidates the existing requirements to disclose certain information about an entity's capital structure, and its adoption for fiscal 1998 has not changed the Company's current capital structure disclosures.

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

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employer's Disclosures About Pensions and Other Postretirement Benefits" ("Statement 132"). Statement 132 revises employer's disclosures about pension and other postretirement benefit; however, it does not change the measurement or recognition of those plans. Statement 132 is required to be adopted for the Company's fiscal year 1999. The Company does not provide such benefits at this time and does not anticipate that Statement 132 will have a significant impact on its financial statement disclosures.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Statement 132 is required to be adopted for the Company's fiscal year 2000. The Company does not anticipate that Statement 133 will have a significant impact on its financial statements or financial statement disclosures.

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

Year 2000 Implications

The Company believes that the current release level of its "Renaissance Classic" and "Renaissance C/S " application software are the Company believes, fully compliant with year 2000 functional requirements. The Company has conducted a complete assessment and is currently implementing a plan to address potential year 2000 compatibility issues of computer programs and information systems across its entire operation by December 31, 1998. The Company has as a result of its audit, identified specific areas that have the potential to impact on the ability of certain of the Company's computerized information systems to accurately process information that is date-sensitive. The Company has made implementation of this plan a priority, but the Company believes that this effort will not have a material adverse impact on the Company's operations or its financial condition.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference herein from
Part IV Item 14(a) (1) and (2).



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed a Current Report on Form 8-K/A dated July 2, 1998 which reported under Item 4, that the Company terminated, by dismissal, its relationship with Coopers & Lybrand LLP as principal accountants. At the same time, the Company announced the engagement of Arthur Andersen LLP as principal accountants. The decision to change accountants was approved by the Audit Committee of the Board of Directors. The Company also stated that there were no disagreements between Coopers & Lybrand LLP and the Company.


PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement.

Executive Officers

The executive officers of the Company and their ages at June 30, 1998 are as follows:

Name                                                                  Age                             Position
----                                                                  ---                             --------

Dennis V. Vohs .....................................................   54 Chairman of the Board and Chief Executive Officer
J. Patrick Tinley ..................................................   50 President, Chief Operating Officer and Director
Robert B. Webster ..................................................   51 Vice President, Chief Financial Officer and Secretary
Joseph L. Southworth ...............................................   48 Exec. Vice President  Product Development & Support
Donald F. Campbell .................................................   47 Vice President, Worldwide Marketing
Malcolm Marais .....................................................   42 Vice President, Professional Services
Peter Van Houten ...................................................   45 Vice President, North American Sales
Oscar Pierre .......................................................   42 Vice President, European and Latin American Operations

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

         Mr. Vohs has served as Chairman of the Board and Chief Executive Officer since November 1988. Prior to joining the Company, Mr. Vohs held various executive positions with Management Science America, Inc. over an 18 year period. Prior to MSA, he held various technical positions at IBM.

         Mr. Tinley joined the Company in November 1988 as Executive Vice President, Business Development and has served as Executive Vice President, Product Development and Executive Vice President, Product Development & Client Services. Mr. Tinley was promoted to President and Chief Operating Officer in 1995 and has been a director of the Company since 1993. Prior to 1988, Mr. Tinley held management positions with Management Science of America, Inc. and Royal Crown Companies.

         Mr. Webster joined the Company in June 1998 as Vice President, Chief Financial Officer and Secretary. Prior to joining the Company, Mr. Webster served, since February 1995, as Executive Vice President/CFO of Americom Holdings, Inc. a direct mail marketing company and prior as Vice President/CFO of Sunds Defibrator, Inc a Pulp process machinery manufacturer.

         Mr. Southworth joined the Company in 1988 and has served as the Executive Vice President, Development and Support since May 1996. Prior to 1996, Mr. Southworth served as Vice President, Advanced Technology Consulting, Vice President, Worldwide Marketing and Vice President, Consulting Services. Prior to joining the Company, he was Director of Information Technology at Coopers & Lybrand.

         Mr. Campbell joined the Company in November 1994 as Vice President, Worldwide Marketing. Prior to joining the Company, Mr. Campbell served as the Senior Vice President, Marketing for Comdata Corporation from August 1989 to April 1994. From April 1994 to November 1994, Mr. Campbell was an independent consultant.

         Mr. Marais has served as Vice President Professional Services since June of 1998. Prior to that, he was Director of Client Services Marketing from December 1996 to June 1998. For the period May 1995 to December 1996, he worked as a Director of Business Development for a unit of Deloitte & Touche Consulting Services Group. For the prior two years, he was independently employed as a consultant.

         Mr. VanHouten was promoted to Vice President, North American Sales in January 1996. From January 1987 to January 1996, Mr. Van Houten served in various sales capacities, most recently as Regional Vice President, Northeastern Sales. Prior to joining the Company, he served as Vice President of Sales & Marketing at Lifelines Technologies.

         Mr. Pierre joined the Company in 1997 as Vice President, European and Latin American Operations. Prior to the acquisition, he was the majority shareholder of the Company's Spanish business partner. From April 1990 to 1995, Mr. Pierre was founder and majority shareholder of Software International S.A.

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

                                   -----------


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this Report:

         1. Consolidated Financial Statements. The following Consolidated Financial Statements of Ross Systems, Inc. are filed as part of this report:

                                                                                                       Page
                                                                                                       ----

Fiscal 1998 Report of Arthur Andersen LLP, Independent Public Accountants..........................       F-1
Fiscal 1996 and 1997 Report of Coopers & Lybrand L.L.P., Independent Accountants...................       F-2
Fiscal 1996 Report of KPMG, Independent Accountants................................................       F-3
Consolidated Balance Sheets as of June 30, 1998 and 1997...........................................       F-4
Consolidated Statements of Operations - Years Ended June 30, 1998, 1997, and 1996..................       F-5
Consolidated Statements of Cash Flows - Years Ended June 30, 1998, 1997, and 1996..................       F-6
Consolidated Statements of Shareholders' Equity - Years Ended June 30, 1998, 1997, and 1996........       F-7
Notes to Consolidated Financial Statements.........................................................       F-8


         2. Financial Statement Schedule. The following financial statement schedule of Ross Systems, Inc. for the Years Ended June 30, 1998, 1997, and 1996 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Ross Systems, Inc.

Schedule                                                                                               Page
--------                                                                                               ----

II             Valuation and Qualifying Accounts....................................................      S-1


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

         (b) Reports on Form 8-K.

On August 19, 1997, the Company filed a report on form 8-K which stated under item 5 that the Company had made a press release with regards to the financial results of its fourth quarter of fiscal 1997, ended June 30, 1997.

On January 28, 1998, the Company filed a report on form 8-K which stated under item 5 that the Company made a press release with regards to the financial results of its second quarter of fiscal 1998, ended December 31, 1997.

On February 12, 1998, the Company filed a report on form 8-K which stated under item 5 that the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors pursuant to regulation D promulgated under the Securities Act of 1933, as amended. The investors invested $6,000,000 on February 6, 1998 and will invest $4,000,000 four months after such date upon the fulfillment of certain conditions. The material agreements between the Company and each investor were filed as exhibits.

On May 6, 1998, the Company filed a report on Form 8-K which reported an issuance of common stock pursuant to the exercise of a warrant and reported a conversion of manditorily convertible Series E preferred Stock into common stock.

On July 2, 1998, the Company filed a report of Form 8-K which reported under item 4, that the Company had appointed Arthur Andersen LLP as its auditor for the fiscal year ended June 30, 1998. This change was due to the pending July 1, 1998 merger of Coopers & Lybrand L.L.P. with Price Waterhouse & Company. The merger would have created a potential independence conflict since the Company's President and Chief Operating Officer has a brother who is a partner in the Atlanta office of Price Waterhouse & Company.

On July 23, 1998, the Company filed a report on Form 8-K/A which amended the June 29, 1998 filing above to correctly identify the Company's state of incorporation as Delaware rather than California.

On July 24, 1998, the Company filed a report of Form 8-K which reported under item 5, that, effective June 25, 1998, the Company had merged with Ross Systems Inc., a California corporation, with the Company being the surviving entity for the purposes of effecting a change in domicile from California to Delaware.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 28th day of September, 1998.

                                ROSS SYSTEMS, INC.
                               By:                /s/ DENNIS V. VOHS
                                  --------------------------------------------
                                     Dennis V. Vohs, Chairman of the Board
                                            and Chief Executive Officer


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

                     Signature                                     Title                                                  Date
                     ---------                                     -----                                                  ----

                 /s/ Dennis V. Vohs                  Chairman of the Board and Chief                           September 28, 1998
               ----------------------                Executive Officer (Principal
                   Dennis V. Vohs                    Executive Officer)

                /s/ Robert B. Webster                Vice President, Finance and                               September 28, 1998
               ----------------------                Administration, Chief Financial
                 Robert B. Webster                   Officer (Principal Financial and
                                                     Accounting Officer) and Secretary

               /s/ J. William Goodhew                Director                                                  September 28, 1998
               ----------------------
                 J. William Goodhew

                /s/ Mario M. Rosati                  Director                                                  September 28, 1998
               ----------------------
                  Mario M. Rosati

                 /s/ Bruce J. Ryan                   Director                                                  September 28, 1998
               ----------------------
                   Bruce J. Ryan

               /s/ J. Patrick Tinley                 President, Chief Operating                                September 28, 1998
               ----------------------                Officer and Director
                 J. Patrick Tinley

                               ROSS SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 1998
                               ROSS SYSTEMS, INC.
                                INDEX TO EXHIBITS

   Exhibit                                       Description
     No.                                         -----------
     ---

      2.1 Agreement and Plan of Merger of the Registrant and Ross Systems, Inc., a California corporation (1)

      3.1 Certificate of Incorporation of the Registrant, as amended (1)

      3.2 Certificate of Designation of Rights, Preferences and Privileges of
          Series B Preferred Stock of the Registrant (2)

      3.3 Bylaws of the Registrant (1)

     10.1 Subscription Agreement dated December 29, 1995 between Registrant and
          Fletcher International Limited (3)

     10.2 Subscription Agreement dated June 28, 1996 between Registrant and
          Fletcher International Limited (4)

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

     10.5 Preferred Shares Rights Agreement, dated as of September 4, 1998, between the Registrant and BankBoston, N.A. (2)

     21.1 Listing of Subsidiaries of Registrant

     23.1 Consent of Arthur Andersen LLP

     23.2 Consent of Coopers & Lybrand LLP

     23.3 Consent of KPMG

     24.1 Power of Attorney (included on page 21)

       27 Financial Data Schedule


-----------

(1) Incorporated by reference to the exhibit filed with the Registrant's current Report on Form 8-K filed July 24, 1998.

(2) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form 8-A filed September 4, 1998.

(3) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1995 filed February 14, 1996.

(4) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996 filed November 8, 1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Ross Systems, Inc.:

         We have audited the accompanying consolidated balance sheet of Ross Systems, Inc. and subsidiaries as of June 30, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ross Systems, Inc. and subsidiaries as of June 30, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                               Arthur Andersen LLP

Atlanta, Georgia
August 17, 1998

(Except for the matters
discussed in Note 1 to
which the date is
September 25, 1998)

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

         In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ross Systems, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, based on our audits and the report of the other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

         In our opinion, except that the omission of a statement of cash flows results in an incomplete presentation as explained in the preceding paragraph, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Ross Systems (UK) Ltd., Ross Systems France S.A., Ross Systems Deutschland GmbH, Ross Systems Europe N.V., and Ross Systems Nederland B.V. as of June 30, 1996, and the combined results of operations for the year then ended, in conformity with United States generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                      KPMG

Bristol, United Kingdom

September 26, 1996

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)


                                                                                                                 June 30,
                                                                                                                 --------
                                                                                                            1998          1997
                                                                                                            ----          ----

                                                              ASSETS
Current assets:
   Cash and cash equivalents........................................................................           $7,248        $4,010
   Accounts receivable, less allowance for doubtful accounts and returns of $1,974 and $3,495, in
      1998 and 1997, respectively...................................................................           34,878        31,700
   Prepaids and other current assets................................................................            1,915         2,225
                                                                                                             --------      --------
      Total current assets..........................................................................           44,041        37,935
Property and equipment..............................................................................            4,409         4,540
Computer software costs.............................................................................           24,339        21,666
Other assets........................................................................................            5,400         5,574
                                                                                                             --------      --------
         Total assets...............................................................................          $78,189       $69,715
                                                                                                             --------      --------
                                                                                                             --------      --------
                                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of debt.....................................................................           $4,607       $12,310
   Accounts payable.................................................................................            6,359         9,188
   Accrued expenses.................................................................................            8,950         8,393
   Income taxes payable.............................................................................              397           199
   Deferred revenues................................................................................           18,184        16,118
                                                                                                             --------      --------
      Total current liabilities.....................................................................           38,497        46,208
Long-term debt, less current installments...........................................................            8,918           394
                                                                                                             --------      --------
      Total liabilities.............................................................................           47,415        46,602
                                                                                                             --------      --------
                                                                                                             --------      --------
Commitments and contingencies (Note7)
Mandatorily redeemable preferred stock..............................................................            -             1,053
                                                                                                             --------      --------
Shareholders' equity:
     Common stock, no par value; 45,000,000 shares authorized; 19,245,000 shares issued and
      outstanding...................................................................................           -            73,756
     Common stock, $0.001 par value; 45,000,000 shares authorized; 21,106,867 shares issued and
      outstanding...................................................................................               21          _
     Additional paid-in capital.....................................................................           79,646          _
   Accumulated deficit..............................................................................         (47,745)      (50,340)
   Cumulative translation adjustment................................................................          (1,148)       (1,356)
                                                                                                             --------      --------
      Total shareholders' equity....................................................................           30,774        22,060
                                                                                                             --------      --------
Total liabilities and shareholders' equity..........................................................          $78,189       $69,715
                                                                                                             --------      --------
                                                                                                             --------      --------




          See accompanying Notes to Consolidated Financial Statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)



                                                                                                       Years ended June 30,
                                                                                                       --------------------
                                                                                                 1998        1997          1996
                                                                                                 ----        ----          ----
Revenues:
   Software product licenses...............................................................       $38,029     $30,549        $25,440
   Consulting and other services...........................................................        28,211      22,818         19,239
   Maintenance.............................................................................        25,444      25,406         25,110
                                                                                                ---------   ---------      ---------
         Total revenues                                                                            91,684      78,773         69,789
                                                                                                ---------   ---------      ---------

Operating expenses:
   Costs of software product licenses......................................................         3,536       2,905          1,757
   Costs of consulting, maintenance and other services.....................................        36,106      28,511         25,769
   Software product license sales and marketing............................................        27,211      24,158         21,230
   Product development.....................................................................        10,960      10,880         12,472
   General and administrative..............................................................         7,258       8,050          7,258
   Provision for uncollectible accounts....................................................         1,830       3,534          1,029
   Provision / settlement of litigation claim..............................................         (381)         615           -
   Amortization of other assets............................................................         1,024         742            451
                                                                                                ---------   ---------      ---------
          Total operating expenses                                                                 87,574      79,395         69,966
                                                                                                ---------   ---------      ---------
      Operating earnings (loss)............................................................         4,140       (622)          (177)
Other income (expense):
   Interest income.........................................................................           100         110             86
   Interest expense........................................................................       (1,263)     (1,032)        (1,308)
                                                                                                ---------   ---------      ---------
      Earnings (loss) before income taxes..................................................         2,977     (1,544)        (1,399)
Income tax expense (benefit)...............................................................           382         809          (142)
                                                                                                ---------   ---------      ---------
      Net earnings (loss)..................................................................        $2,595    $(2,353)       $(1,541)
                                                                                                ---------   ---------      ---------
                                                                                                ---------   ---------      ---------
Net earnings (loss) per common share - basic (Note 1)......................................         $0.13     $(0.13)        $(0.10)
                                                                                                ---------   ---------      ---------
                                                                                                ---------   ---------      ---------
Net earnings (loss) per common share - diluted (Note 1)....................................         $0.13     $(0.13)        $(0.10)
                                                                                                ---------   ---------      ---------
                                                                                                ---------   ---------      ---------
Shares used in per share computation - basic (Note 1)......................................        19,734      18,515         15,089
                                                                                                ---------   ---------      ---------
                                                                                                ---------   ---------      ---------
Shares used in per share computation - diluted (Note 1)....................................        21,390      18,515         15,089
                                                                                                ---------   ---------      ---------
                                                                                                ---------   ---------      ---------



          See accompanying Notes to Consolidated Financial Statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                                     Years ended June 30,
                                                                                                     --------------------
                                                                                               1998          1997          1996
                                                                                               ----          ----          ----
Cash flows from operating activities:
   Net earnings (loss).................................................................           $2,595     $(2,353)       $(1,541)
  Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
      Litigation settlements and expenses..............................................               _           615            _
      Depreciation and amortization of property and equipment..........................            2,902        2,220          2,401
      Amortization of computer software costs..........................................            7,520        7,112          5,935
      Amortization of other assets.....................................................            1,024          742            451
      Provision for uncollectible accounts.............................................            1,830        3,534          1,029
      Changes in operating assets and liabilities, net of acquisition:
        Accounts receivable............................................................          (4,225)      (8,306)        (7,034)
        Prepaids and other current assets..............................................              320        (624)            320
        Income taxes recoverable / payable.............................................              188          582            430
        Accounts payable...............................................................          (2,601)        2,025        (1,797)
        Accrued expenses...............................................................              521        (677)        (4,855)
        Deferred revenues..............................................................            2,207      (1,638)          1,680
          Other, net...................................................................             (86)         (13)            _
                                                                                                ---------   ---------      ---------

           Net cash provided by (used in) operating activities.........................           12,195        3,219        (2,981)
                                                                                                ---------   ---------      ---------

Cash flows from investing activities:
   Purchases of property and equipment.................................................          (1,242)      (1,677)        (1,480)
   Computer software costs capitalized.................................................         (10,055)      (8,879)        (8,253)
   Acquisitions and divestitures.......................................................               69         (48)            220
   Other...............................................................................            (390)          311             75
                                                                                                ---------   ---------      ---------
           Net cash used in investing activities.......................................         (11,618)     (10,293)        (9,438)
                                                                                                ---------   ---------      ---------

Cash flows from financing activities:
   Net line of credit activity.........................................................          (7,856)        3,381          4,162
   Capital lease payments..............................................................            (263)         (58)          (585)
     Payment of debt issuance costs....................................................            (431)            _             _
     Proceeds from issuance of convertible debentures..................................           10,000            _             _
   Proceeds from issuance of common stock..............................................            1,262          254            601
   Proceeds from private equity financings, net........................................             _           5,720          6,395
                                                                                                ---------   ---------      ---------

           Net cash provided by financing activities...................................            2,712        9,297         10,573
                                                                                                ---------   ---------      ---------

Effect of exchange rate changes on cash................................................             (51)         (75)             80
                                                                                                ---------   ---------      ---------

Net increase (decrease) in cash and cash equivalents...................................            3,238        2,148        (1,766)
Cash and cash equivalents at beginning of fiscal year..................................            4,010        1,862          3,628
                                                                                                ---------   ---------      ---------

Cash and cash equivalents at end of fiscal year........................................           $7,248       $4,010         $1,862
                                                                                                ---------   ---------      ---------
                                                                                                ---------   ---------      ---------



           See accompanying Notes to Consolidated Financial Statements

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (In thousands)


                                                           Common Stock
                                                           ------------
                                                                                                          Cumulative       Total
                                                                                  Paid in    Accumulated  Translation  Shareholders'
                                                        Shares        Amount      Capital      Deficit     Adjustment      Equity
                                                        ------        ------      -------      -------     ----------      ------


Balances as of June 30, 1995 ......................       13,986     $ 55,854      _           $(46,446)     $  (486)     $  8,922
Exercise of stock options .........................          128          397      _           _             _                 397
Issuance of stock for product acquisitions ........          315        1,495      _           _             _               1,495
Issuance of stock in settlement of litigation .....          691        3,090      _           _             _               3,090
Issuance of stock in private equity financings, net        2,651        6,395      _           _             _               6,395
Issuance of stock pursuant to employee stock
   purchase plan ..................................           76          204      _           _             _                 204
Effect of foreign currency translation ............            _            _      _           _                (170)         (170)
Net loss ..........................................            _            _      _             (1,541)     _              (1,541)
                                                        --------     --------     --------     ---------     --------     --------
Balances as of June 30, 1996 ......................       17,847     $ 67,435      _           $(47,987)     $  (656)     $ 18,792
Exercise of stock options .........................           44          125      _           _             _                 125
Issuance of stock for purchase of distributor .....          217        1,297      _           _             _               1,297
Issuance of stock in private equity financings, net        1,079        4,667      _           _             _               4,667
Issuance of stock pursuant to employee stock ......           58          232      _           _             _                 232
   purchase plan
Effect of foreign currency translation ............            _            _      _           _                (700)         (700)
Net loss ..........................................            _            _      _             (2,353)     _              (2,353)
                                                        --------     --------     --------     ---------     --------     --------
Balances as of June 30, 1997 ......................       19,245     $ 73,756      _           $(50,340)     $(1,356)     $ 22,060
Exercise of stock options .........................           11           35      _           _             _                  35
Exercise of common stock warrants .................          353        1,142      _           _             _               1,142
Conversion of preferred stock .....................          287        1,053      _           _             _               1,053
Conversion of convertible debentures ..............          392        1,616      _           _             _               1,616
Issuance of stock for acquisition .................          703        2,057      _           _             _               2,057
Issuance of stock pursuant to employee stock
   purchase plan ..................................          116          301      _           _             _                 301
Stock issuance costs ..............................            _         (293)     _           _             _                (293)
Effect of foreign currency translation ............            _            _      _           _                 208           208
Reincorporation ...................................            _      (79,646)      79,646     _             _                   _
Net earnings ......................................            _            _      _              2,595      _               2,595
                                                        --------     --------     --------     ---------     --------     --------

Balances as of June 30, 1998 ......................       21,107     $     21      $79,646     $(47,745)     $(1,148)     $ 30,774
                                                        --------     --------     --------     ---------     --------     --------
                                                        --------     --------     --------     ---------     --------     --------



          See accompanying Notes to Consolidated Financial Statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Description of Business and Summary of Significant Accounting Policies

         (a) Business of the Company

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

         (b) Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Ross Systems, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         (c) Cash and Cash Equivalents

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

         (e) Net Earnings (Loss) Per Common and Common Equivalent Share

         Basic earnings (loss) per common share are computed by dividing net earnings or net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common and common equivalent share is computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents are not considered in the calculation of net loss per share when their effect would be antidilutive.

The following is a reconciliation of the numerators of diluted earnings (loss) per share.

                                                             For the year ended June 30,

                                                            1998          1997         1996
                                                            ----          ----         ----
Net earnings (loss) ....................................     $ 2,595      $(2,353)     $(1,541)
Payment in kind interest on convertible debentures......          77            _            _
                                                             $ 2,672      $(2,353)     $(1,541)


The only difference between the denominator for basic and diluted net earnings per share for the year ended June 30, 1998 is the effect of common stock equivalents.


         (f) Amortization of Other Assets

         The other assets described in Note 4 are amortized using the straight-line method over the following estimated useful lives:



Acquired software technology...........................................................  3 to 5 years
Covenants not to compete...............................................................  3 to 5 years
Goodwill...............................................................................  7 to 10 years

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

         (g) Revenue Recognition

         The Company recognizes revenues from licenses of computer software provided that a noncancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. Where the Company has future obligations, if such obligations are insignificant, related costs are accrued immediately. When the obligations are significant, the software product license revenues are deferred. Future contractual obligations can include software customization, requirements to provide additional products in the future and porting products to new platforms. Contracts which require significant software customization are accounted for on the percentage-of-completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

         Service revenues generated from professional consulting and training services are recognized as the services are performed. Maintenance revenues, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally 12 months.

         (h) Computer Software Costs

         The Company capitalizes computer software product development costs incurred in developing a product once technological feasibility has been established and until the product is available for general release to customers. Technological feasibility is established when the Company either (i) completes a detail program design that encompasses product function, feature and technical requirements and is ready for coding and confirms that the product design is complete, that the necessary skills, hardware and software technology are available to produce the product, that the completeness of the detail program design is consistent with the product design by documenting and tracing the detail program design to the product specifications, and that the detail program design has been reviewed for high- risk development issues and any related uncertainties have been resolved through coding and testing or (ii) completes a product design and working model of the software product, and the completeness of the working model and its consistency with the product design have been confirmed by testing. The Company evaluates realizability of the capitalized amounts based on expected revenues from the product over the remaining product life. Where future revenue streams are not expected to cover remaining amounts to be amortized, the Company either accelerates amortization or expenses remaining capitalized amounts. Amortization of such costs is computed on a straight-line basis over the expected economic life of the product (not to exceed five years). As of June 30, 1998 and 1997, capitalized computer software costs approximated $57,885,000 and $47,191,000, respectively, and related accumulated amortization totaled $33,546,000 and $25,525,000, respectively. Software costs related to the development of new products incurred prior to establishing technological feasibility or after general release are expensed as incurred.

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

         (k) Reclassifications

         Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 financial statement presentation.

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

         (m) Advertising Costs

         The Company generally expenses advertising costs as incurred. Advertising costs for the fiscal years ended June 30, 1998, 1997 and 1996 were $1,819,535, $1,617,494 and $905,953, respectively.

         (n) New Accounting Pronouncements

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123 encourages, but does not require, the recognition of expense for stock-based awards based on their fair value on the date of grant. Upon adoption of Statement 123 on July 1, 1996, the Company has continued to account for all employee stock-based compensation, including stock options, using the "intrinsic value" method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, ("APB 25"), rather than the "fair value" approach encouraged by Statement 123. However, as required by Statement 123, the Company will provide pro forma disclosures of what net earnings (loss) and net earnings (loss) per share would have been had the new fair value method been used.

         The Company has elected to follow APB 25, and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"), and Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("Statement 129"). Statement 128 specifies the computation, presentation and disclosure requirements for Earnings Per Share ("EPS") and is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of earnings per share data on an international basis. Per the requirements of Statement 128, the Company adopted Statement 128 during the fiscal year ended June 30, 1998 and has restated fiscal 1997 and 1996 to conform with the requirements of the pronouncement. Statement 129 consolidates the existing requirements to disclose certain information about an entity's capital structure, and its adoption for fiscal 1998 has not changed the Company's current capital structure disclosures.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement 131"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Statements 130 and 131 are required to be adopted in the Company's fiscal year 1999. The Company has not yet determined the impact of Statements 130 and 131 on its future financial statement disclosures.

         In February, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employer's Disclosures About Pensions and Other Postretirement Benefits" ("Statement 132"). Statement 132 revises employer's disclosures about pension and other postretirement benefits; however, it does not change the measurement or recognition of those plans. Statement 132 is required to be adopted for the Company's fiscal year 1999. The Company does not provide such benefits at this time and does not anticipate that Statement 132 will have a significant impact on its financial statement disclosures.

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Statement 133 is required to be adopted for the Company's fiscal year 2000. The Company does not anticipate that Statement 133 will have a significant impact on its financial statements or financial statement disclosures.

         In December 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"). This SOP provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The requirements of SOP 97-2 are effective for transactions entered into in the Company's fiscal year 1999. The Company does not expect there to be a significant impact on its future balance sheets and statements of operations upon the adoption of SOP 97-2.

 (2) Acquisitions and Divestitures

         On January 6, 1998, the Company acquired the assets of its business partner, Bizware Corporation, in exchange for shares of the Company's common stock valued at approximately $2.0 million. The acquisition was accounted for as a purchase, and accordingly, the results of operations of the acquired business have been included in the Company's results of operations since the date of acquisition. The pro forma effects on total revenues, net earnings, and net earnings per share of including this subsidiary in the Company's consolidated statement of operations are not significant.

         On December 30, 1996, the Company acquired a 100% ownership interest in Ross Iberica, its distributor in Spain and Portugal for the past five years, in exchange for shares of the Company's common stock valued at approximately $1,400,000. The acquisition was accounted for as a purchase, and accordingly, the results of operations of the acquired business have been included in the Company's results of operations since the date of acquisition. The pro forma effects on total revenues, net earnings, and net earnings per share of including this subsidiary in the Company's consolidated statement of operations are not significant.

(3) Property and Equipment

         A summary of property and equipment follows:

                                                                                                                 June 30,
                                                                                                                 --------
                                                                                                            1998           1997
                                                                                                            ----           ----
                                                                                                              (In thousands)
Computer equipment..................................................................................           $9,186        $13,186
                                                                                                             --------      ---------
Furniture and fixtures..............................................................................            3,009          3,833
Leasehold improvements..............................................................................            1,635          1,935
                                                                                                             --------      ---------
                                                                                                               13,830         18,954
Less accumulated depreciation and amortization......................................................          (9,421)       (14,414)
                                                                                                             --------      ---------
                                                                                                               $4,409         $4,540
                                                                                                             --------      ---------
                                                                                                             --------      ---------



(4) Other Assets

         A summary of other assets follows:

                                                                                                                    June 30,
                                                                                                                    --------
                                                                                                                1998        1997
                                                                                                                ----        ----

                                                                                                                 (In thousands)

Purchased computer software technology....................................................................        $3,890      $3,459
Covenants not to compete..................................................................................         1,285       1,005
Goodwill..................................................................................................         5,461       5,394
Other.....................................................................................................         2,590       1,755
                                                                                                                --------    --------
                                                                                                                  13,226      11,613
Less accumulated amortization.............................................................................       (7,826)     (6,039)
                                                                                                                --------    --------
                                                                                                                  $5,400      $5,574
                                                                                                                --------    --------
                                                                                                                --------    --------




The Company annually reviews the carrying amounts of the assets noted above for indications of impairment. Any impairment is recognized in the period it is determined.


          (5) Accrued Expenses

         A summary of accrued expenses follows:

                                                                                                                     June 30,
                                                                                                                     --------
                                                                                                                  1998       1997
                                                                                                                  ----       ----

                                                                                                                  (In thousands)

Accrued vacation and other employee benefits ................................................................     $  876     $1,270
Accrued commissions .........................................................................................      3,144      2,210
Deferred rent ...............................................................................................        136        140
Sales and use taxes payable .................................................................................      1,429      1,385
Customer settlements ........................................................................................          _        360
Interest payable ............................................................................................        115         95
Professional fees ...........................................................................................        110         35
Royalties ...................................................................................................      1,326      1,574
Other .......................................................................................................      1,814      1,324
                                                                                                                   ------     ------
                                                                                                                   $8,950     $8,393
                                                                                                                   ------     ------




         During fiscal 1997, the Company settled a dispute with a customer with the understanding that the settlement and related legal fees would be covered under the Company's business insurance. The Company subsequently learned that the insurer took exception to the Company's settlement with its customer and withheld payment on the claim, pending arbitration. In fiscal 1997, the Company recorded a charge of $615,000 to cover the potential settlement and legal fees. During fiscal 1998, the Company received a reimbursement from the insurance company of $381,000 which it recorded as a credit to operating expenses.


(6) Debt

         The Company has a $15,000,000 revolving credit facility which is collateralized by substantially all assets of the Company. The revolving credit facility expires on October 31, 2000, carries an interest rate at the prime rate plus 2% (10.5% at June 30, 1998), and restricts the Company's ability to enter into any acquisition or merger not in the Company's regular line of business and to pay any cash dividends on the Company's stock. The revolving credit facility may be withdrawn if (a) the Company fails to pay any principal or interest amount due or (b) there is a material impairment of the Company's business which would prevent loan repayment and (c) any of these events are not remedied by the Company within allowable periods. On June 30, 1998 and 1997, $3,770,000 and $11,657,000 were outstanding under the Company's revolving credit facility, respectively.

Long term debt consists of convertible debentures. (See note 8.)

         As of June 30, 1998 and 1997, the Company had outstanding capital lease obligations aggregating $421,000 and $44,000, respectively. As of June 30, the Company's future obligations under capital leases are as follows (in thousands):

Fiscal Year:                                     1998     1997
                                               ------   ------
1999 ......................................      $210     $ 46
2000 ......................................       205        _
2001 ......................................       119        _
2002 ......................................         _        _
2003 ......................................         _        _
Thereafter ................................         _        _
Total future capital lease payments........       534       46
Less amounts representing interest.........       113        2
                                               ------   ------
                                                 $421     $ 44
                                               ------   ------



(7) Commitments and Contingencies

         The Company leases facilities and certain equipment under operating leases which expire at various dates through fiscal 2016. Certain leases include renewal options and rental escalation clauses to reflect changes in price indices, real estate taxes, and maintenance costs. As of June 30, 1998, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Fiscal Year
-----------

1999...........................................................................................        $4,166
2000...........................................................................................         2,693
2001...........................................................................................         1,542
2002...........................................................................................           739
2003...........................................................................................           334
Thereafter.....................................................................................         2,722
                                                                                                  -----------

Total future minimum lease payments............................................................       $12,196
                                                                                                  -----------

The Company has an irrevocable letter of credit outstanding in the amount of $670,000 which was issued in exchange for a waiver of an event of default under an operating lease covenant in 1997.

         Rent expense approximated $3,510,000 $3,084,000, and $3,225,000, for fiscal 1998, 1997, and 1996, respectively. Included in fiscal 1998 rent expense is income from certain noncancelable subleases of approximately $190,000.

         As of June 30, 1998, future sublease income to be received is as follows (in thousands):

Fiscal Year
-----------

1999...............................................................................................       190
2000...............................................................................................        71
                                                                                                      -------
Total future sublease income.......................................................................      $261
                                                                                                      -------
                                                                                                      -------





(8) Capital Stock

         (a) Manditorily Redeemable Preferred Stock

         In fiscal 1991, the Company authorized a new class of no par value preferred stock consisting of 5,000,000 shares. The Board of Directors is authorized to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the shareholders. All preferred stock was issued with a mandatory redemption factor. As of June 30, 1997, the Company had 107 shares of manditorily redeemable preferred stock outstanding. As of June 30, 1998, the Company had no shares of its manditorily redeemable convertible preferred stock outstanding.

         (b) Private Equity Financing and Warrants

         During fiscal 1996, the Company completed two private placements of equity securities. On January 2, 1996, the Company received approximately $1,820,000 in cash proceeds, net of offering expenses, for the issuance of 500,000 shares of the Company's Series A manditorily redeemable convertible preferred stock. In addition, on February 28, 1996, the Company received approximately $4,575,000 in cash proceeds, net of offering expenses, for the issuance of 500 shares of the Company's Series D manditorily redeemable convertible preferred stock.

         During fiscal 1997, the Company completed two additional private placements of equity securities with the same investor who had purchased and converted the Company's Series A manditorily redeemable convertible preferred stock. On July 8, 1996, the Company received approximately $3,737,000 in cash proceeds, net of offering expenses, for the issuance of 500,000 shares of the Company's Series B manditorily redeemable convertible preferred stock and 500,000 shares of the Company's Series C manditorily redeemable convertible preferred stock. Additionally, on January 6, 1997, the Company received approximately $1,983,000 in cash proceeds, net of offering expenses, for the issuance of 200 shares of the Company's Series E manditorily redeemable convertible preferred stock. All of the Series A, B, C, D and 93 shares of the Series E manditorily redeemable convertible preferred stock were converted to common stock by June 30, 1997. Therefore, as of June 30, 1997, 107 shares of the Company's Series E Redeemable manditorily redeemable convertible preferred stock remained outstanding. These remaining shares were converted in April 1998, and the Company issued 286,633 shares of common stock.

         In connection with the issuance of the Company's Series A manditorily redeemable convertible preferred stock and the subsequent issuances of the Company's Series B and Series C manditorily redeemable convertible preferred stock, the Company granted a warrant to the investor to purchase 400,000 shares of the Company's Common Stock at an exercise price of $5.576 per share during the period from and including July, 1, 1997 through and including December 29, 2000.

Additionally, in connection with the subsequent issuance of the Company's Series E manditorily redeemable convertible preferred stock, the Company granted another warrant to the investor to purchase 640,000 shares of the Company's Common Stock at a maximum exercise price of $8.00 per share during the period from and including July, 1, 1997 through and including December 29, 2000.

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

         (c) Convertible Debentures

         On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The Investors invested $6,000,000 on February 6, 1998 and another $4,000,000 on June 11, 1998. As of June 30, 1998, $1,539,000 of the debentures have been converted to 392,000 shares of common stock. The remaining $8,461,000 of convertible debentures is reflected as long term debt in the accompanying balance sheet. Unless previously converted, the remaining $8,461,000 of the convertible debentures mature on February 6, 2000.


  Through the issuance of additional common shares, the Company paid interest in kind of $77,000 related to these debentures. This payment in kind interest is added back to net earnings in the determination of diluted earnings per share. (See note 1.)


         (d) Reincorporation


         In June, 1998, the Company effected a change in its legal domicile from California to Delaware by creating a Delaware corporation which was the surviving entity of a merger with the California corporation. With this reincorporation, the shares of the Delaware corporation have a stated par value of $0.001 per share.

(9) Employee Stock Plans

         At June 30, 1998, the Company had three stock-based compensation plans, which are described below. The Company applies APB opinion no. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Stock Option Plan and its Stock Purchase Plan. There has been no activity in its Other Employee Plan. Had compensation cost for the Company's Stock Option and Stock Purchase Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement 123, the Company's net earnings (loss) and net earnings
(loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):

                                                                                              Year ended June 30,
                                                                                              -------------------
                                                                                           1998       1997       1996
                                                                                           ----       ----       ----
Net earnings (loss):
   As reported.......................................................................       $2,595   ($2,353)   ($1,541)
   Pro forma.........................................................................          951    (4,414)    (3,634)
Net earnings (loss) per share:
   As reported basic.................................................................        $0.13    ($0.13)    ($0.10)
     As reported diluted.............................................................         0.13     (0.13)     (0.10)
   Pro forma basic...................................................................         0.08     (0.24)     (0.24)
     Pro forma diluted...............................................................         0.08     (0.24)     (0.24)


         For purposes of computing the pro forma amounts above, the Black-Scholes option pricing model was used. The assumptions used in this model are disclosed for the individual plans below.

         (a) Stock Option Plan

         The Company has reserved 2,100,000 shares of common stock for issuance under its 1988 Incentive Stock Plan (the "Plan"). Under the Plan, the Company may issue options to purchase shares of the Company's common stock to eligible employees, officers, directors, independent contractors and consultants. The term of the options issued under the Plan cannot exceed ten years from the date of grant. Options granted to date generally become exercisable over four to five years based on the grantees' continued service with the Company.

         A summary of the status of the Company's Plan as of June 30, 1998, 1997 and 1996 and activity for the fiscal years then ended is presented below:

                                                        Number of           Weighted           Exercisable
                                                          Shares             Average
                                                                         Exercise Price

Balance as of June 30, 1995                                 1,034,000         $4.06
Granted (at fair value)                                       703,000         $4.81
Exercised                                                   (128,000)         $3.09
Canceled                                                    (360,000)         $4.58
                                                          ----------
Balance as of June 30, 1996                                 1,249,000         $4.43                   421,000
                                                                                                   -----------
Granted (at fair value)                                       584,000         $5.62
Exercised                                                    (44,000)         $3.47
Canceled                                                    (239,000)         $4.56
                                                          -----------
Balance as of June 30, 1997                                 1,550,000         $4.88                   620,000
                                                                                                   -----------
Granted (at fair value)                                       728,000         $4.46
Exercised                                                    (78,000)         $3.59
Canceled                                                    (312,000)         $5.02
                                                          -----------

Balance as of June 30, 1998                                 1,888,000         $4.76                   749,000
                                                          -----------                              -----------
                                                          -----------




         The weighted average estimated grant date fair value of options granted during fiscal 1998, 1997 and 1996 was $3.76, $3.38 and $2.86, respectively.

         The following table summarizes information about the stock options outstanding at June 30, 1998:

                                            Options Outstanding                                 Options Exercisable
                                            -------------------                                 -------------------
          Range of                   Shares             Weighted Average    Weighted        Shares          Weighted
      Exercise Prices             Outstanding               Remaining        Average       Exercisable       Average
      ----------------            -----------             Contractual       Exercise       -----------      Exercise
                                                             Life            Price                           Price
                                                             ----            -----                           -----

$2.75_$2.81...............            116,000                6.9 years        $2.79            64,000         $2.78
$3.63_$3.63...............            371,000                6.1 years         3.63           362,000          3.63
$3.81_$3.81...............             77,000                8.9 years         3.81            12,000          3.81
$3.88_$3.88...............            256,000                9.3 years         3.88             1,000          3.88
$4.13_$4.88...............            118,000                7.7 years         4.55            45,000          4.44
$5.06_$5.06...............            315,000                8.8 years         5.06         _               _
$5.13_$5.25...............             61,000                6.2 years         5.25            48,000          5.25
$5.50_$5.50...............            226,000                8.1 years         5.50            59,000          5.50
$6.38_$6.50...............            236,000                7.6 years         6.46            99,000          6.45
$6.75_$10.75..............            112,000                6.0 years         7.24            59,000          7.68
                                    ---------                ---------         ----           -------         -----
Totals....................          1,888,000                7.7 years        $4.76           749,000         $4.55
                                    ---------                ---------        -----           -------         -----
                                    ---------                ---------        -----           -------         -----

         The following weighted average assumptions for the Company's Stock Option Plan were used to determine the pro forma amounts noted above:

                                                                                     Year ended June 30,
                                                                                     1998           1997
                                                                                     ----           ----
Expected life................................................................        4.5 years      3.9 years
Expected volatility..........................................................            75.1%          76.5%
Risk-free interest rate......................................................             5.8%           6.2%
Expected dividend yield......................................................                *              *

*        Not applicable

         (b) Employee Stock Purchase Plan

         The Company has reserved 650,000 shares of common stock for issuance under its 1991 Employee Stock Purchase Plan ("ESPP"). Under the ESPP, the Company's employees may purchase, through payroll deductions of 1% to 10% of compensation, shares of common stock at a price per share that is the lesser of 85% of its fair market value as of the beginning or end of the offering period. Under the ESPP, the Company sold 116,000 shares, 57,803 shares and 75,907 shares to employees in fiscal 1998, 1997 and 1996, respectively. The weighted average fair value of those purchase rights granted in fiscal 1998 and 1997 was $1.21 and $1.52, respectively. As of June 30, 1998, 616,000 shares had been issued under the ESPP.

         The following weighted average assumptions for the Company's ESPP were used to determine the pro forma amounts noted above:

                                                                                     Year ended June 30,
                                                                                     -------------------
                                                                                     1998           1997
                                                                                     ----           ----

Expected life................................................................        0.5 years      0.5 years
Expected volatility..........................................................            75.5%          76.5%
Risk-free interest rate......................................................             5.5%           5.7%
Expected dividend yield......................................................                *              *

*        Not applicable

         (c) Other Employee Plan

         In June 1992, the Company reserved 200,000 shares of common stock for issuance to certain employees as payment under compensation agreements. As of June 30, 1998, 10,000 shares had been issued under the plan.


(10) Income Taxes

         Earnings (losses) before income taxes include foreign losses before income taxes of approximately $6,200,000, $1,377,000 and $4,100,000 for fiscal 1998, 1997 and 1996, respectively. During fiscal 1997, the Company forgave approximately $4,200,000 of intercompany debt owed from its foreign subsidiaries. This forgiveness resulted in lower fiscal 1997 losses among the subsidiaries.

         Income tax expense (benefit) for the years ended June 30, 1998, 1997 and 1996 consists of the following (in thousands):

                                                                                     1998    1997    1996
                                                                                     ----    ----    ----

Current:
   Federal.......................................................................       $_      $_      $_
   Foreign.......................................................................       337     722     133
   State.........................................................................        45      87       9
                                                                                       ----   -----   -----
                                                                                        382     809     142
                                                                                       ----   -----   -----
Deferred:
   Federal.......................................................................       _        _       _
   Foreign.......................................................................       _        _       _
   State.........................................................................       _        _       _
                                                                                       ----   -----   -----
                                                                                        -        -       -
                                                                                       ----   -----   -----
                                                                                       $382    $809    $142
                                                                                       ----   -----   -----
                                                                                       ----   -----   -----

         For the years ended June 30, 1998, 1997 and 1996, the reconciliation between the amounts computed by applying the United States federal statutory tax rate of 34% to loss before income taxes and the actual tax expense follows (in thousands):

                                                                                                     1998       1997      1996
                                                                                                     ----       ----      ----

Income tax (benefit) expense at statutory rate.................................................       $1,012     $(525)    $(476)
State income tax (benefit) expense, net of federal income tax benefit..........................           46         58         9
Change in beginning of year valuation allowance................................................      (1,604)      (908)     _
Losses for which no benefit is recognized......................................................          395      1,081       305
Rate differential related to foreign income and foreign tax withholdings.......................          339        951       133
Amortization of other assets...................................................................          209        167       132
Other..........................................................................................         (15)       (15)        39
                                                                                                     -------     ------    ------
                                                                                                     -------     ------    ------
                                                                                                        $382       $809      $142
                                                                                                     -------     ------    ------
                                                                                                     -------     ------    ------



         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 1998 and 1997 were as follows (in thousands):

                                                                                       1998         1997

Accruals and reserves...........................................................         $1,164        $1,597
Net operating loss carryforward (federal).......................................         12,368        14,575
Net operating loss carryforward (state).........................................             97         1,293
Net operating loss carryforward (foreign).......................................          5,035         4,142
Foreign tax and research credit carryforwards...................................          2,914         2,802
                                                                                        -------      --------
   Total gross deferred tax assets..............................................         21,578        24,409
   Less valuation allowance.....................................................       (12,465)      (14,069)
                                                                                        -------      --------
   Net deferred tax assets......................................................          9,113        10,340
                                                                                        -------      --------

Capitalized computer software costs.............................................        (8,492)       (9,838)
Undistributed earnings of DISC subsidiary.......................................          (271)         (308)
Fixed assets depreciation differences...........................................          (350)         (194)
                                                                                        -------      --------
   Total gross deferred liabilities.............................................        (9,113)      (10,340)
                                                                                        -------      --------
Net deferred taxes..............................................................        $_           $_
                                                                                        -------      --------
                                                                                        -------      --------


         The net change in total valuation allowance for the year ended June 30, 1998 was a decrease of $1,604,000. The valuation allowance has been established to recognize the uncertainty of utilizing loss and credit carryovers and certain deferred assets.

         At June 30, 1998, the Company had net operating loss carryforwards of approximately $41,900,000, $10,441,000 and $14,501,000 for federal, California and foreign tax purposes, respectively. At June 30, 1998, the Company also had unused research and other credit carryforwards of approximately $2,056,000 and $535,000 for federal and California tax purposes, respectively. The loss and research credit carryforwards, if not utilized, will expire between fiscal 1998 and 2012.

         The benefit from subsequent usage of approximately $1,466,000 of the loss carryforwards attributable to stock option compensation will be allocated to Common Stock.

(11) Subsequent Events

         On September 1, 1998 The Board of Directors of the Company approved a Preferred Shares Rights Agreement dated September 4, 1998, whereby it has declared a dividend distribution of one Preferred Shares Purchase Right on each outstanding share of the Company's Common Stock. Each right will entitle stockholders to buy 1/1000th of a share of the Company's Series B Participating Preferred Stock at an exercise price of $21.75. The Rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more of the Company's Common Stock or announces commencement of a tender offer the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock. The Company will be entitled to redeem the Rights at $.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's Common Stock.

         On September 18, 1998 the Compensation Committee of the Board of Directors of the Company approved an adjustment to the exercise price for outstanding stock options held by all current employees certain outstanding employee stock options, which have an exercise price of $3.00 and above. In consideration for this repricing offer, officers of the Company participating in the option repricing are required to forfeit 10% of the shares subject to each option being repriced, while non-officer employees participating in the option repricing are subject to a one year limitation on the exercisable of repriced options subject to certain exceptions. The revised exercise price will be established by reference to the closing price of the Company's Common Stock on September 28, 1998.

 (12) Foreign Operations

         The Company markets its products worldwide. Revenues can be grouped into two primary geographic segments: North America and Europe. Selected financial data by primary geographic area for the years ended June 30, 1998, 1997 and 1996 follow (in thousands):

                                                                                                 1998        1997          1996
                                                                                                 ----        ----          ----
Sales to unaffiliated customers:
   North America...........................................................................       $68,041     $57,894         49,753
   Europe..................................................................................        23,643      20,879         20,036
                                                                                                 --------    --------
      Total................................................................................       $91,684     $78,773        $69,789
                                                                                                 --------    --------

Operating earnings (loss):
   North America...........................................................................       $10,330        $732         $3,740
   Europe..................................................................................       (6,190)     (1,354)        (3,917)
                                                                                                 --------    --------
      Total................................................................................        $4,140      $(622)         $(177)
                                                                                                 --------    --------

Total assets:
   North America...........................................................................       $63,751     $53,617        $46,329
   Europe..................................................................................        14,438      16,098         11,720
                                                                                                 --------    --------

      Total................................................................................       $78,189     $69,715        $58,049
                                                                                                 --------    --------
Export sales...............................................................................        $8,906      $8,239         $7,334
                                                                                                 --------    --------       --------
                                                                                                 --------    --------       --------

(13) Supplemental Cash Flow Information

         Supplemental cash flow information for the years ended June 30, 1998, 1997 and 1996 follows (in thousands):

                                                                                                       1998       1997       1996
                                                                                                       ----       ----       ----
Cash payments:
   Interest.......................................................................................      $1,321     $1,013     $1,269
   Income taxes...................................................................................        $187       $435        $50
Noncash investing and financing activities:
   Conversion of preferred stock..................................................................      $1,053     $4,667     _
   Product purchased in exchange for distribution agreement.......................................       _         $1,300     _
   Acquisition of equipment under capital lease obligations.......................................        $479        $29       $308
   Conversion of convertible debentures...........................................................      $1,539     _          _
   Issuance of stock in settlement of litigation..................................................       _         _          $3,090
   Issuance of stock for product/business acquisitions............................................      $2,057     $3,727     $1,495
   Acquisition of distributor's customer base.....................................................       _         _            $759


         In June 1997, the Company entered into a license agreement with a distributor whereby the distributor received a license, valued at $1.3 million, to distribute the Company's Renaissance CS product. The Company recognized this revenue in June 1997. Simultaneously, the Company received certain software products and components from this distributor in exchange for the aforementioned license agreement. The value of the license agreement was ascribed to the assets received in this nonmonetary transaction. These assets are included in capitalized software costs and are being amortized over four years.

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

(15) Selected Unaudited Quarterly Information

         Selected unaudited quarterly financial information for the years ended June 30, 1998 and 1997 follows (in thousands, except per share data):

                                                                              June 30,      March 31,      Dec. 31,     Sept. 30,
                                                                                1998           1998          1997          1997
                                                                                ----           ----          ----          ----
Total revenues...........................................................         $27,526        $24,314      $20,025        $19,819
Operating earnings (loss)................................................          $2,049         $2,079       $(897)           $909
Net earnings (loss)......................................................          $1,852         $1,678     $(1,283)           $348
Net earnings (loss) per common share.....................................           $0.09          $0.08      $(0.07)          $0.02


                                                                              June 30,      March 31,      Dec. 31,     Sept. 30,
                                                                                1997           1997          1996          1996
                                                                                ----           ----          ----          ----

Total revenues...........................................................         $23,132        $19,016      $18,555        $18,070
Operating earnings (loss)................................................        $(2,001)         $(628)       $1,100           $907
Net earnings (loss)......................................................        $(2,667)         $(989)         $807           $496
Net earnings (loss) per common share.....................................         $(0.14)        $(0.05)        $0.04          $0.03


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

                                                                     SCHEDULE II



                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                                           (in thousands)

                                                                       Additions
                                                                       ---------
Description                                   Balance at      Charged to       Charged         Deductions(1)         Balance at
-----------                                   Beginning        costs and       to other        -------------        End of period
                                              of period        expenses        accounts                             -------------
                                              ---------        --------        --------
Year ended June 30, 1998 allowance for            $3,495          $1,830         $_                  $3,351              $1,974
   doubtful accounts and returns.........
                                              ------------     ---------       --------         -----------            ---------

Year ended June 30, 1997 allowance for            $2,634          $3,534         $_                  $2,673              $3,495
   doubtful accounts and returns.........
                                              ------------     ---------       --------         -----------            ---------

Year ended June 30, 1996 allowance for            $2,780          $1,029         $_                  $1,175              $2,634
   doubtful accounts and returns.........
                                              ------------     ---------       --------         -----------            ---------

(1)      Represents net charge-offs of specific receivables.