Form 10-Q
period 1998-09-30
ROSS SYSTEMS INC/CA
filed 1998-11-16
CIK 873594

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19092

                               ROSS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                 94-2170198
 (State or other jurisdiction    (I.R.S. Employer
              of                  Identification
incorporation or organization)       Number)

            TWO CONCOURSE PARKWAY, SUITE 800, ATLANTA, GEORGIA 30328
                    (Address of principal executive offices)

                                 (770) 351-9600
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            YES /X/  NO / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                 Outstanding October 30,
            Class                         1998
-----------------------------  ---------------------------
  Common Stock, $0.001 par
value........................          21,876,880

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          This is page 1 of 21 pages.
                      Index to exhibits begins on page 19.

                               ROSS SYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
                               TABLE OF CONTENTS

                                                                                                            PAGE NO.
                                                                                                          -------------
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements........................................................................
            Condensed Consolidated Statements of Operations--Three months ended September 30, 1998 and
              1997......................................................................................            3
            Condensed Consolidated Balance Sheets--September 30, 1998 and June 30, 1998.................            4
            Condensed Consolidated Statements of Cash Flows--Three months ended September 30, 1998 and
              1997......................................................................................            5
            Notes to Condensed Consolidated Financial Statements........................................            6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......           10
Item 3.     Quantitative and Qualitative Disclosures About Market Risk..................................           16

PART II     OTHER INFORMATION
Item 2.     Changes in Securities.......................................................................           17
Item 6.     Exhibits and Reports on Form 8-K............................................................           19

SIGNATURES..............................................................................................           18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Revenues:
  Software product licenses.................................................................  $  10,262  $   8,465
  Consulting and other services.............................................................      8,299      5,228
  Maintenance...............................................................................      6,958      6,126
                                                                                              ---------  ---------
      Total revenues........................................................................     25,519     19,819
                                                                                              ---------  ---------
Operating expenses:
  Costs of software product licenses........................................................      1,356        459
  Costs of consulting, maintenance and other services.......................................      9,862      7,399
  Sales and marketing.......................................................................      6,914      6,030
  Product development.......................................................................      3,332      2,854
  General and administrative................................................................      2,075      1,679
  Provision for uncollectible accounts......................................................        283        648
  Litigation settlement.....................................................................                  (381)
  Amortization of other assets..............................................................        320        222
                                                                                              ---------  ---------
      Total operating expenses..............................................................     24,142     18,910
                                                                                              ---------  ---------
Operating earnings..........................................................................      1,377        909

  Other income (expense), net...............................................................       (161)      (306)
                                                                                              ---------  ---------
Earnings before income taxes................................................................      1,216        603

  Income tax expense........................................................................        405        255
                                                                                              ---------  ---------
Net earnings................................................................................  $     811  $     348
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Net earnings per share--basic...............................................................  $    0.04  $    0.02
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Net earnings per share--diluted.............................................................  $    0.04  $    0.02
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Shares used in per share computation--basic.................................................     21,498     19,245
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Shares used in per share computation--diluted...............................................     24,306     19,613
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                           (UNAUDITED)
                                                                                          SEPTEMBER 30,  JUNE 30,
                                                                                              1998         1998
                                                                                          -------------  ---------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.............................................................    $   8,302    $   7,248
  Accounts receivable, less allowance for doubtful accounts and returns.................       36,399       34,878
Prepaids and other current assets.......................................................        2,039        1,915
                                                                                          -------------  ---------
      Total current assets..............................................................       46,740       44,041

Property and equipment..................................................................        4,427        4,409
Computer software costs.................................................................       24,753       24,339
Other assets............................................................................        6,855        5,400
                                                                                          -------------  ---------
      Total assets......................................................................    $  82,775    $  78,189
                                                                                          -------------  ---------
                                                                                          -------------  ---------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of debt..........................................................    $   8,337    $   4,607
  Accounts payable......................................................................        6,553        6,359
  Accrued expenses......................................................................        7,471        8,950
  Income taxes payable..................................................................          285          397
  Deferred revenues.....................................................................       17,578       18,184
                                                                                          -------------  ---------
      Total current liabilities.........................................................       40,224       38,497
                                                                                          -------------  ---------
Long-term debt, less current installments...............................................        8,165        8,918
                                                                                          -------------  ---------
Stockholders' equity:
  Common stock, $.0001 par value........................................................           21           21
  Additional paid in capital............................................................       82,299       79,646
  Accumulated deficit...................................................................      (46,934)     (47,745)
  Cumulative translation adjustment.....................................................       (1,000)      (1,148)
                                                                                          -------------  ---------
      Total stockholders' equity........................................................       34,386       30,774
                                                                                          -------------  ---------
      Total liabilities and shareholders' equity........................................    $  82,775    $  78,189
                                                                                          -------------  ---------
                                                                                          -------------  ---------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                 --------------------
                                                                                                   1998       1997
                                                                                                 ---------  ---------
Cash flows from operating activities:
  Net earnings.................................................................................  $     811  $     348
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization of property and equipment....................................        937        656
    Amortization of computer software costs....................................................      2,381      1,861
    Amortization of other assets...............................................................        320        222
    Provision for uncollectible accounts.......................................................        283        648
    Changes in operating assets and liabilities, net of acquisitions:
      Accounts receivable......................................................................     (1,766)     3,458
      Prepaids and other current assets........................................................       (121)       (39)
      Income taxes payable/recoverable.........................................................       (110)        17
      Accounts payable.........................................................................        198     (2,717)
      Accrued expenses.........................................................................     (1,949)    (1,970)
      Deferred revenues........................................................................       (593)      (715)
    Other, net.................................................................................          2          3
                                                                                                 ---------  ---------
      Net cash provided by operating activities................................................        393      1,772
                                                                                                 ---------  ---------
Cash flows from investing activities:
  Purchases of property and equipment..........................................................       (699)      (194)
  Computer software costs capitalized..........................................................     (2,622)    (2,689)
  Other........................................................................................       (139)       101
                                                                                                 ---------  ---------
      Net cash used for investing activities...................................................     (3,460)    (2,782)
                                                                                                 ---------  ---------
Cash flows from financing activities:
  Net line of credit activity..................................................................      3,875       (270)
  Capital lease payments.......................................................................        (20)       (41)
  Proceeds from issuance of common stock, net..................................................        220        (18)
                                                                                                 ---------  ---------
      Net cash provided (used) by financing activities.........................................      4,075       (329)
                                                                                                 ---------  ---------
Effect of exchange rate changes on cash........................................................         46        (38)
                                                                                                 ---------  ---------
Net increase (decrease) in cash and cash equivalents...........................................      1,054     (1,377)
Cash and cash equivalents at beginning of period...............................................      7,248      4,010
                                                                                                 ---------  ---------
Cash and cash equivalents at end of period.....................................................  $   8,302  $   2,633
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
Noncash investing and financing activities:
  Business acquisitions for common stock & forgiveness of debt.................................  $   2,067  $       0
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
  Conversion of convertible debentures.........................................................  $     878
                                                                                                 ---------
                                                                                                 ---------
  Capital lease additions......................................................................  $       0  $      13
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

A) BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Ross Systems, Inc. (the "Company") reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of September 30, 1998, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

    These unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended June 30, 1998. Certain fiscal 1998 amounts have been reclassified to conform to the fiscal 1999 financial statement presentation.

B) PRINCIPLES OF CONSOLIDATION

    The accompanying financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

C) ACCOUNTS RECEIVABLE

    As of the dates shown, accounts receivable consisted of the following (in thousands):

                                                                      SEPTEMBER 30,  JUNE 30,
                                                                          1998         1998
                                                                      -------------  ---------
Trade accounts receivable...........................................    $  38,196    $  36,852
Less allowance for doubtful accounts and returns....................       (1,797)      (1,974)
                                                                      -------------  ---------
                                                                        $  36,399    $  34,878
                                                                      -------------  ---------
                                                                      -------------  ---------

D) PROPERTY AND EQUIPMENT

    As of the dates shown, property and equipment consisted of the following (in thousands):

                                                                      SEPTEMBER 30,  JUNE 30,
                                                                          1998         1998
                                                                      -------------  ---------
Computer equipment..................................................    $   9,634    $   9,186
Furniture and fixtures..............................................        3,113        3,009
Leasehold improvements..............................................        1,671        1,635
                                                                      -------------  ---------
                                                                           14,418       13,830
Less accumulated depreciation and amortization......................       (9,991)      (9,421)
                                                                      -------------  ---------
                                                                        $   4,427    $   4,409
                                                                      -------------  ---------
                                                                      -------------  ---------

E) BUSINESS ACQUIRED

    On August 26, 1998, the Company acquired a 100% ownership interest in HiPoint Systems Corporation ("HiPoint"), a privately held computer consulting firm based in Ontario, Canada, in exchange for

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

shares of the Company's Common Stock valued at approximately $1,900,000. Hi Point had been a partner on many of the Company's software implementation and consulting projects over the past several years. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of the acquired business have been included in the Company's results of operations from the date of acquisition. The pro forma effects on total revenues, net earnings, and net earnings per share of including this subsidiary in the Company's Consolidated Statement of Operations from the beginning of fiscal 1999 and 1998 are not significant to the Company as a whole.

F) CONVERTIBLE DEBT

    During fiscal 1998, the Company closed a private placement of $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The material agreements between the Company and each Investor have been filed as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on February 12, 1998. On September 18, 1998, the Company notified the investors that it would redeem $4,000,000 of the convertible subordinated debentures on October 1, 1998 (the "Redemption Date") at a redemption price of $4,320,000 (108 percent of the face value of the redeemed debentures) plus interest accrued through the Redemption Date. On the Redemption Date, the Company actually redeemed $2,667,000 of the convertible subordinated debentures at a redemption price of $2,880,000, plus accrued interest. The Company and the Investor holding the convertible subordinated debenture that was not redeemed are currently negotiating certain changes to the conversion features of the debenture.

G) COMPREHENSIVE INCOME

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" as of July 1, 1998. SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The Company has restated information for all prior periods reported below to conform to this standard (in thousands):

                                                                             SEPTEMBER 30,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Net earnings............................................................  $     811  $     348
Foreign currency translation adjustments................................        148       (100)
                                                                          ---------  ---------
Other comprehensive income..............................................  $     959  $     248
                                                                          ---------  ---------
                                                                          ---------  ---------

H) NET EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

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

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

    The following is a reconciliation of the numerators of diluted earnings
(loss) per share, (in thousands):

                                                                    FOR THE THREE MONTHS
                                                                    ENDED SEPTEMBER 30,
                                                                    --------------------
                                                                      1998       1997
                                                                    ---------  ---------

                                                                        (THOUSANDS)
Net earnings......................................................  $     811  $     348
Payment in kind interest on convertible debentures................        104     --
                                                                    ---------  ---------
                                                                    $     915  $     348
                                                                    ---------  ---------
                                                                    ---------  ---------

    The only difference between the denominator for basic and diluted net earnings per share for the three months ended September 30, 1998 is the effect of common stock equivalents.

I) SUBSEQUENT EVENT

    See footnote F regarding convertible debt for a description of the Company's redemption of convertible subordinated debentures on the redemption date.

J) OTHER MATTERS

    On September 1, 1998, the Board of Directors of the Company approved a Preferred Shares Rights Agreement dated September 4, 1998, whereby the Board has declared a dividend distribution of one Preferred Shares Purchase Right (the "Rights") on each outstanding share of the Company's Common Stock. Each Right will entitle stockholders to buy 1/1000(th) of a share of the Company's Series B Participating Preferred Stock at an exercise price of $21.75. The Rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more of the Company's Common Stock or announces commencement of a tender offer the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock. The Company will be entitled to redeem the Rights at $.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's Common Stock.

    On September 18, 1998 the Board of Directors of the Company approved an adjustment to the exercise price for certain outstanding stock options held by all current employees, which have an exercise price of $3.00 and above. In consideration for this repricing offer, officers of the Company participating in the option repricing were required to forfeit 10% of the shares subject to each option being repriced, while non-officer employees participating in the option repricing are subject to a one year limitation on the exercisability of repriced options subject to certain exceptions. The revised exercise price was established by reference to the closing price of the Company's Common Stock on September 28, 1998, which was approximately $2.59. Approximately 90 employees participated in the repricing with approximately 1,336,000 shares being repriced. Of the repriced shares, approximately 831,000 belonged to executive officers of the Company.

K) NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "REPORTING COMPREHENSIVE INCOME" ("Statement 130") and Statement of Financial Accounting Standards No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("Statement 131"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement 131 requires that a public business enterprise report financial and descriptive information about its reportable operating

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Both statements have been adopted for the Company's 1999 fiscal year. Disclosures pursuant to Statement 130 are included under item G, above. Disclosures pursuant to Statement 131 are annual in nature and, therefore, not contained herein.

    In December 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 "SOFTWARE REVENUE RECOGNITION" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The requirements of SOP 97-2 are effective for transactions entered into in the Company's fiscal year 1999 and the financial statements contained herein have been prepared in accordance with the requirements of SOP 97-2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS WHICH EXPRESS THAT THE COMPANY "BELIEVE", "ANTICIPATES", OR "PLANS TO..." AS WELL AS OTHER STATEMENTS WHICH ARE NOT HISTORICAL FACT, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY AS A RESULT OF THE RISKS AND UNCERTAINTIES DESCRIBED HEREIN AND ELSEWHERE INCLUDING, IN PARTICULAR, THOSE FACTORS DESCRIBED UNDER "BUSINESS" SET FORTH IN PART I OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1998.

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

RESULTS OF OPERATIONS

    REVENUES

    Total revenues for the quarter ended September 30, 1998 increased 29% to $25,519,000 from $19,819,000 in the same quarter of fiscal 1998. Software product license revenues increased 21% and consulting and other services revenues increased 59%, while maintenance revenues increased 14% from the same quarter in the prior year.

    Software product license revenues were $10,262,000 during the quarter ended September 30, 1998, an increase of $1,797,000, or 21%, from the same period in fiscal 1998. The Company experienced an increase over the same quarter of fiscal 1998 in the North American market of approximately $1,148,000, or 28%. This North American increase relates to an increase of approximately $785,000 in U.S. revenues and $363,000 in Canadian revenues due to a higher volume of contracts recorded during the quarter than in the same quarter of the prior year. The Company also experienced a net increase of $649,000, or 15%, in the European, Asian and Pacific Rim ("International") market over the same quarter in fiscal 1998. The Asia/ Pacific Rim markets experienced a $205,000, or 7% decrease in revenues from the same quarter in the prior year due largely to one large agreement in Singapore that significantly impacted prior year revenues in the Asia/Pacific Rim markets. European revenues increased $854,000, or 59%, over the same quarter in the prior year. This was due largely to increases in the UK of $480,000, France of $746,000, and other European countries of $116,000 partially offset by decreases in Germany of $488,000. The Company's Client Server/Open Systems products represented 94% and 95% of total software product license revenues for both the first quarters of fiscal 1999 and fiscal 1998, respectively. Software license revenues for the Company's Renaissance CS products increased approximately 20% or $1,608,000 in the first quarter of fiscal 1999 as compared to the same quarter of fiscal 1998. The Company believes that the increase is largely attributable to the Company's increased industry specific marketing focus on its Client Server/Open Systems products during fiscal 1998 and fiscal 1999.

    Consulting and other services revenues for the first quarter of fiscal 1999 increased 59% to $8,299,000 from $5,228,000 in the same quarter of fiscal 1998. Revenues from consulting and other services (which are typically recognized as performed) are generally correlated with software product license revenues (which are typically recognized upon delivery), so that when software product license revenues fluctuate, future period services revenues generally show a corresponding fluctuation. For the quarter ended September 30, 1998, North American services revenues increased by $2,633,000, or 74% over the same quarter in the prior year which is attributable largely to the increase in software product license revenues during previous quarters. Additionally, the Company has increased its services capacity with the acquisitions of Bizware Corporation and HiPoint during the third quarter of fiscal 1998 and the first quarter of fiscal 1999, respectively. Bizware Corporation and HiPoint deliver services and consulting and had worked with several of the Company's customers prior to acquisition. The Company has also expanded the number of outside consultants used to perform implementations, consulting and other professional services. These consultants normally cost more and generate lower gross margins than services performed by Company employees, but are necessary to meet the growing demand for consulting services related to the Company's products. International services revenues increased $438,000, or 26% over the same quarter in the prior year.

    Maintenance revenues for the first quarter increased $832,000 or 14% in fiscal 1999 versus the same period in the prior year. As compared to the same period of the previous fiscal year, maintenance revenues increased 8% in North America and 31% in Europe. There were insignificant declines in Asia. Increases are principally attributable to increased software licensing activity during fiscal 1998, while any decreases are typically due to customers with older installations not renewing their contracts. Maintenance contracts sold by third party distributors are included by the Company in software product license revenues because the Company has no support obligations to any of the distributor's customers.

    International revenues as a percentage of total revenues for the first quarter of fiscal 1999 decreased to 36% from 38% for the same quarter in fiscal 1998. However, international revenues increase $1,496,000 or 20% over the same period in the prior year. The Company's French subsidiary accounted for an increase of $956,000, while the UK subsidiary experienced increased revenues of $430,000 and the Benelux and Spanish subsidiaries experienced increases of $234,000 and $203,000, respectively. The remaining European countries had a net decrease of $105,000 and Asia experienced a decline of $222,000 due primarily to continued economic uncertainty in that region as well as revenues recognized on one significant contract in Singapore during the first quarter of fiscal 1998. The aggregate increase in international revenues is 41% for software licenses, 29% for consulting services and 30% for maintenance revenue.

    North American revenues comprised 64% of the first quarter 1999 total revenues, up from 62% in the same period of the prior year. North America experienced a 34% growth versus the same period of the previous fiscal year. The aggregate increase of $4,204,000 is comprised 27% software licenses, 63% consulting services and 10% maintenance revenues. Of the North American growth, approximately 94% is related to United States revenues. The increase is attributable to several significant new software agreements as well as the revenue generated from acquired companies and the increased focus on consulting services.

    OPERATING EXPENSES

    Costs of software product licenses include expenses related to royalties paid to third parties, product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the number of third party of products being sold. Major third party products sold by the Company include Oracle databases and other optional software including implementation, reporting and productivity tools. Costs of software product licenses for the first quarter of fiscal 1999 increased by 295% to $1,356,000 from $459,000 in the first quarter of fiscal 1998. As a percentage of software product license revenue, the costs of software product licenses increased to 13% in the first quarter of fiscal 1999 compared to 5% in the same quarter of fiscal 1998. The quarterly increase was due to the large number of agreements entered into in the first quarter of fiscal 1999 which contained a significant amount of third party software resulting in third party royalty expenses incurred by the Company.

    Costs of consulting, maintenance and other services include expenses related to training new consultants and employees, providing customer support pursuant to maintenance agreements, and other costs of sales. The Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services increased 33% to $9,862,000 in the first quarter of fiscal 1999, as compared to $7,399,000 in the first quarter of fiscal 1998. The increase in these costs relates to the Company's increased software license and services activity. As software license activity has increased over the prior year, more internal and outside consultants were required by the Company to service these new customers. The increase in costs over the same period in the prior year is largely the result of the additional fiscal 1999 year-to-date expenses related to the newly acquired companies, Bizware and HiPoint, which were both purchased subsequent to the first quarter of fiscal 1998 as well as additional services personnel employed by the Company as of September 30, 1998 versus September 30, 1997. For the three-month period ended September 30, 1998, the additional expenses attributable to Bizware and HiPoint were approximately $771,000. For the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998, the increased sales volume necessitated greater headcount that resulted in additional facilities and travel related expenses of approximately $378,000. Further, the costs associated with outside consultants increased approximately $1,244,000 and other expense categories increased $70,000 over the same quarter in the prior year. The Company's gross profit margin resulting from consulting, maintenance and other services revenues for the first quarter of fiscal 1998 was 35% which was consistent with the same quarter of fiscal 1998.

    Sales and marketing expenses for the quarter ended September 30, 1998 increased by 15%, to $6,914,000 from $6,030,000 in the same quarter of the prior year. For the quarter ended September 30, 1998, personnel-related expenses, including salaries and commissions, increased approximately $579,000 over the same quarter of the prior year, while travel related expenditures necessary to support the increased sales volume rose $253,000. At the same time, other expense categories experienced a net $52,000 increase. Product development expenses increased by 17%, to $3,332,000, in the first quarter of fiscal 1999 from $2,854,000 in the same quarter of the prior year. The following table summarizes product development expenditures (in thousands):

                                                                                     THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                    --------------------
                                                                                      1998       1997
                                                                                    ---------  ---------
Expenses..........................................................................  $   3,332  $   2,854
Amortization of previously capitalized software development costs.................     (2,381)    (1,861)
                                                                                    ---------  ---------
Expenses, net of amortization.....................................................        951        993
Capitalized software development costs............................................      2,622      2,689
                                                                                    ---------  ---------
Total expenditures................................................................  $   3,573  $   3,682
                                                                                    ---------  ---------
                                                                                    ---------  ---------
Total expenditures as a percent of total revenues.................................       14.0%      18.6%
                                                                                    ---------  ---------
                                                                                    ---------  ---------
Capitalized software, net of amortization, as a percent of total expenditures.....        6.7%      22.5%
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    Product development expenditures during fiscal 1999 have been primarily focused on continued enhancements to existing products and developing new products. During the three months ended September 30, 1998, software development costs capitalized included amounts attributable to the development of additional international features for the Company's Renaissance CS products and the ongoing development of the 4.x series of Renaissance CS. The Company does not expect to have any additional expenditures related to the year 2000 compliance upgrade on its Renaissance Classic products. The Company believes that its Renaissance CS products have been year 2000 compliant since their introduction in 1992.

    General and administrative expenses for the quarter ended September 30, 1998 increased by 24%, to $2,075,000 from $1,679,000 in the same quarter of the prior year. However, as a percentage of revenues, they decreased from 8.5% in the first quarter of fiscal 1998 to 8.1% in the first quarter of fiscal 1999. The major reasons for the increase in these expenses from the same quarter in the prior year was an increase in employee and travel related expenses. Salary and healthcare benefits costs were up $217,000, travel costs increased $127,000 while other expense categories had a net increase of $52,000.

    In the three month period ended September 30, 1998, the Company recorded a provision for doubtful accounts of $283,000, as compared to $648,000 recorded in the first quarter of fiscal 1998. This decrease in the provision was a function of several specific accounts requiring reservation in the first quarter of fiscal 1998.

    The litigation settlement amount for the three month period ended September 30, 1998 represents a first quarter fiscal 1998 adjustment of $381,000 related to a charge that was recorded during the fourth quarter of fiscal 1997. During fiscal 1997, the Company settled a dispute with a customer with the understanding that the settlement and related legal fees would be covered under the Company's business insurance. The Company subsequently learned that the insurer took exception to the Company's settlement with its customer and withheld payment on the claim, pending arbitration. In June 1997, the Company recorded a charge of $615,000, pending settlement with its insurer, to cover the potential settlement and legal fees. In September 1997, the Company received $381,000 in settlement from its insurer, which offset a portion of the previously established reserve. There were no litigation settlement expenses in the first quarter of fiscal 1999.

    Amortization of other assets increased to $320,000 in the first quarter of fiscal 1999 from $222,000 in the same period last year. This amortization relates to the purchase of the Company in 1988 and its subsequent acquisitions of other products and companies. During fiscal 1998, the Company purchased Bizware Corporation and in the first quarter of fiscal 1999, the Company purchased HiPoint Systems Corporation. The related intangible assets are being amortized over periods ranging from two to seven years. Also during fiscal 1998, the Company capitalized approximately $431,000 of debt issuance costs related to the receipt of the $10,000,000 convertible debenture financing. For a description of the convertible debenture financing, see Liquidity and Capital Resources. These costs are being amortized over five years.

    OTHER EXPENSE, NET

    Other expense for the three months ended September 30, 1998 was $161,000, as compared to $306,000 in the same quarter of fiscal 1998. These amounts primarily consisted of interest expense. The decrease was due primarily to the Company executing a private placement of convertible debentures in the third quarter of fiscal 1998 which bears a lower interest rate than the Company's existing line of credit which was used as the primary source of borrowing during the first quarter of fiscal 1998.

    INCOME TAX EXPENSE

    During the first quarter of fiscal 1999, the Company recorded income tax expense of $405,000 compared with an income tax expense of $255,000 recorded during the same quarter in fiscal 1998. Income tax expense for both periods include a provision for alternative minimum taxes in North America and withholding taxes accrued in certain foreign jurisdictions where the Company had either no available net operating losses or had to pay treaty-based taxes.

LIQUIDITY AND CAPITAL RESOURCES

    While the Company required $3,460,000 for investing activities (primarily capitalized software costs), the Company financed its continuing operations for the three months ended September 30, 1998 through cash generated from operations and borrowings under available credit facilities.

    At September 30, 1998, the Company had $8,302,000 of cash and cash equivalents. The Company also has a revolving credit facility with an asset-based lender with a maximum credit line of $15,000,000, a maturity date of October 31, 2000, and an interest rate equaling the Prime Rate plus 2%. Borrowings under the credit facility are collateralized by substantially all assets of the Company. At September 30, 1998, the Company had $7,451,000 outstanding against the $15,000,000 revolving credit facility, and based on the eligible accounts receivable at September 30, 1998, the Company's cash and remaining borrowing capacity under the revolving credit facility totaled approximately $13,160,000.

    On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The Investors invested $6,000,000 on February 6, 1998 and $4,000,000 on June 11, 1998. The material agreements between the Company and each Investor have been filed as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on February 12, 1998. $8,461,000 and $7,583,000 of these debentures remained outstanding at June 30, 1998 and September 30, 1998, respectively. The difference between the original $10,000,000 borrowing and amounts outstanding at the above mentioned dates represents conversion of the debt to the Company's Common Stock at a conversion price as determined in accordance with the convertible debenture agreement. The Company notified the investors that it would redeem $4,000,000 of the convertible subordinated debentures on October 7, 1998 (the "Redemption Date") at a redemption price of $4,320,000 (108 percent of the face value of the redeemed debentures) plus interest accrued through the Redemption Date. On the Redemption Date, the Company actually redeemed $2,667,000 of the convertible subordinated debentures at a redemption price of $2,880,000. The Company and the Investor holding the convertible subordinated debenture that was not redeemed are currently negotiating certain changes to the conversion features of such debenture.

    The Company's ability to meet its cash requirements for operations and recurring capital expenditures will depend upon funds expected to be generated from operations and amounts available under its line of credit facility.

YEAR 2000 IMPLICATIONS

    The Company believes that the current release level of its "Renaissance Classic" and "Renaissance C/ S" application software are fully compliant with year 2000 functional requirements. The Company has conducted a complete assessment and is currently implementing a plan to address potential year 2000 compatibility issues of computer programs and information systems across its entire operation by December 31, 1998. The Company has, as a result of its audit, identified specific areas that have the potential to impact on the ability of certain of the Company's computerized information systems to accurately process information that is date-sensitive. The Company has made implementation of this plan a priority, but the Company believes that this effort will not have a material adverse impact on the Company's operations or its financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

    During the first quarter of fiscal 1999, the Investors converted an aggregate principal amount of $878,000 plus accrued interest through the date of conversion into 236,000 shares of the Company's Common Stock through several transactions which were priced and executed in accordance with the convertible debenture agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    On July 2, 1998, the Company filed a report of Form 8-K which reported under
Item 4, that the Company had appointed Arthur Andersen LLP as its auditor for the fiscal year ended June 30, 1998. This change was due to the pending July 1, 1998 merger of Coopers & Lybrand L.L.P. with Price Waterhouse & Company. The merger would have created a potential independence conflict since the Company's President and Chief Operating Officer has a brother who is a partner in the Atlanta office of Price Waterhouse & Company. There were no disagreements on accounting matters between Coopers & Lybrand and the Company.

ITEMS 1, 3, 4 AND 5 HAVE BEEN OMITTED, AS THEY ARE NOT APPLICABLE.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ROSS SYSTEMS, INC.

Date: November 16, 1998         By:            /s/ ROBERT B. WEBSTER
                                     -----------------------------------------
                                                 Robert B. Webster
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                      OFFICER)

                                By:              /s/ DENNIS V. VOHS
                                     -----------------------------------------
                                                   Dennis V. Vohs
                                     CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                        OFFICER PRINCIPAL EXECUTIVE OFFICER

                               ROSS SYSTEMS, INC.
                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

        2.1  Agreement and Plan of Merger of the Registrant and Ross Systems, Inc., a California corporation (1)

        3.1  Certificate of Incorporation of the Registrant, as amended (1)

        3.2  Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock of the
             Registrant (2)

        3.3  Bylaws of the Registrant (1)

        4.3  Form of the subordinated debenture due February 6, 2003 issued by the Registrant to each Investor (3)

        4.4  Registration rights agreement between the Registrant and each Investor (3)

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

(3) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed February 12, 1998.