Form 10-Q
period 1998-12-31
ROSS SYSTEMS INC/CA
filed 1999-02-16
CIK 873594

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19092

                               ROSS SYSTEMS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            94-2170198
           --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

  TWO CONCOURSE PARKWAY, SUITE 800, ATLANTA, GEORGIA              30328
  --------------------------------------------------              -----
      (Address of principal executive offices)                  (Zip code)

                                 (770) 351-9600
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---  ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       Outstanding
                CLASS                                JANUARY 29, 1999
                -----                                ----------------
   Common stock, $0.001 par value                      22,621,567

--------------------------------------------------------------------------------

This is page 1 of 24 pages.

                        Index to exhibits is on page 24.

--------------------------------------------------------------------------------



                               ROSS SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS


                                                                                                      PAGE NO.
-------------------------------------------------------------------------------------------------------------------
PART I   FINANCIAL INFORMATION
Item 1.           Financial Statements

                  Condensed Consolidated Statements of Operations -
                      Three and six months ended December 31, 1998 and 1997                              3

                  Condensed Consolidated Balance Sheets -
                      December 31, 1998 and June 30, 1998                                                4

                  Condensed Consolidated Statements of Cash Flows -
                      Six months ended December 31, 1998 and 1997                                        5

                  Notes to Condensed Consolidated Financial Statements                                   6


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                         11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                            20

-------------------------------------------------------------------------------------------------------------------
PART II  OTHER INFORMATION

Item 2.           Changes in Securities                                                                 21

Item 4.           Submission of Matters to a Vote of Security Holders                                   21

Item 6.           Exhibits and Reports on Form 8-K                                                      22

-------------------------------------------------------------------------------------------------------------------
SIGNATURES                                                                                             23

-------------------------------------------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                  Three months ended        Six months ended
                                                       December 31,           December 31,
                                                ---------------------    ------------------------
                                                   1998        1997         1998        1997
                                                   ----        ----         ----        ----

Revenues:
    Software product licenses                    $  8,799    $  7,065    $ 19,061    $ 15,530
    Consulting and other services                  10,335       6,721      18,634      11,949
    Maintenance                                     7,020       6,239      13,978      12,365
                                                 --------    --------    --------    --------
                  Total revenues                   26,154      20,025      51,673      39,844
                                                 --------    --------    --------    --------
Operating expenses:
    Costs of software product licenses                834         726       2,190       1,185
    Costs of consulting,
      maintenance and other services               11,051       8,666      20,913      16,065
    Sales and marketing                             8,019       6,453      14,933      12,483
    Product development                             2,985       2,689       6,317       5,543
    General and administrative                      2,124       2,015       4,199       3,694
    Provision for uncollectible accounts              244         158         527         806
    Litigation settlement                              --          --          --        (381)
    Amortization of other assets                      329         215         649         437
                                                 --------    --------    --------    --------
                  Total operating expenses         25,586      20,922      49,728      39,832
                                                 --------    --------    --------    --------
Operating earnings (loss)                             568        (897)      1,945          12

    Other expenses, net                              (171)       (314)       (332)       (620)
                                                 --------    --------    --------    --------
Earnings (loss) before extraordinary item             397      (1,211)      1,613        (608)
    Extraordinary expense, net of tax effect          213                     213
    Income tax expense                                 27          72         432         327
                                                 --------    --------    --------    --------
Net earnings (loss)                              $    157    $ (1,283)   $    968    $   (935)
                                                 --------    --------    --------    --------
                                                 --------    --------    --------    --------

Net earnings (loss) per common share - basic
                                                 $   0.01      $(0.07)   $   0.04    $  (0.05)
                                                 --------    --------    --------    --------
                                                 --------    --------    --------    --------
Net earnings (loss) per common share - diluted   $   0.01    $  (0.07)   $   0.05    $  (0.05)
                                                 --------    --------    --------    --------
                                                 --------    --------    --------    --------

Shares used in per share computation - basic       22,190      19,252      21,845      19,246
                                                 --------    --------    --------    --------
                                                 --------    --------    --------    --------
Shares used in per share computation - diluted     23,640      19,252      23,824      19,246
                                                 --------    --------    --------    --------
                                                 --------    --------    --------    --------




The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                (unaudited)
                                                                               December 31,       June 30,
                                                                                   1998            1998
                                                                                   ----            ----


                                     ASSETS
Current assets:
       Cash and cash equivalents                                                     $  6,497    $  7,248
       Accounts receivable,  less allowance
           for doubtful accounts and returns                                           41,264      34,878
       Prepaids and other current assets                                                2,864       1,915
       Income taxes recoverable                                                             0           0
                                                                                     --------    --------
             Total current assets                                                      50,625      44,041

Property and equipment                                                                  4,408       4,409
Computer software costs                                                                24,925      24,339
Other assets                                                                            6,154       5,400
                                                                                     --------    --------

             Total assets                                                            $ 86,112    $ 78,189
                                                                                     --------    --------
                                                                                     --------    --------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current installments of debt                                                  $ 12,646    $  4,607
       Accounts payable                                                                 7,969       6,359
       Accrued expenses                                                                 7,577       8,950
       Income taxes payable                                                               307         397
       Deferred revenues                                                               17,856      18,184
                                                                                     --------    --------
             Total current liabilities                                                 46,355      38,497
                                                                                     --------    --------

Long-term debt, less current installments                                               3,924       8,918
                                                                                     --------    --------

Shareholders' equity:
       Common stock, $.001 par value; 35,000,000 shares authorized,                        22          21
       22,621,567 shares issued and outstanding.  Preferred stock, no par value; 5,000,000 shares authorized, 0 outstanding
       Additional paid-in capital                                                      83,854      79,646
       Accumulated deficit                                                            (46,777)    (47,745)
       Cumulative translation adjustment                                               (1,266)     (1,148)
                                                                                     --------    --------
             Total shareholders' equity                                                35,833      30,774
                                                                                     --------    --------

             Total liabilities and shareholders' equity                              $ 86,112    $ 78,189
                                                                                     --------    --------
                                                                                     --------    --------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            Six months ended
                                                                               December 31,
                                                                           -----------------
                                                                            1998       1997
                                                                            ----       ----

Cash flows from operating activities:
         Net earnings (loss), before extraordinary item                    $ 1,181    $  (935)
         Adjustments to reconcile net earnings to net cash
             provided by operating activities:
                Extraordinary loss on early debt extinguishment               (213)
                Depreciation and amortization of property and equipment      1,556      1,365
                Amortization of computer software costs                      4,762      3,730
                Amortization of other assets                                   649        437
                Provision for uncollectible accounts                           527        806
                Changes in operating assets and liabilities, net of
                   acquisitions:
                        Accounts receivable                                 (7,080)     2,047
                        Prepaids and other current assets                     (980)       381
                        Income taxes payable / recoverable                     (89)       340
                        Accounts payable                                     1,557       (988)
                        Accrued expenses                                    (1,847)    (2,683)
                        Deferred revenues                                     (326)      (410)
                Other, net                                                       2        (45)
                                                                           -------    -------
                        Net cash provided (used) by operating activities      (301)     4,045
                                                                           -------    -------

Cash flows from investing activities:
         Purchases of property and equipment                                (1,123)      (443)
         Computer software costs capitalized                                (5,033)    (5,222)
         Other                                                                 (85)       (70)
                                                                           -------    -------
                        Net cash used for investing activities              (6,241)    (5,735)
                                                                           -------    -------
Cash flows from financing activities:
         Net line of credit activity                                         8,213       (322)
         Capital lease payments                                                (40)       (30)
         Retirement of convertible debentures                               (2,667)        --
         Proceeds from issuance of common stock, net                           193        123
                                                                           -------    -------
                        Net cash provided (used) by financing activities     5,699       (229)
                                                                           -------    -------
Effect of exchange rate changes on cash                                         92        (40)
                                                                           -------    -------

Net increase (decrease) in cash and cash equivalents                          (751)    (1,959)

Cash and cash equivalents at beginning of period                             7,248      4,010
                                                                            -------   -------
Cash and cash equivalents at end of period                                 $ 6,497    $ 2,051
                                                                            -------   -------
                                                                            -------   -------
Noncash investing and financing activities:
         Business acquisitions for common stock & forgiveness of debt      $ 2,067    $     0
                                                                            -------   -------
                                                                            -------   -------
         Conversion of convertible debentures                              $ 2,461
                                                                            -------   -------
                                                                            -------   -------
         Capital lease additions                                           $     0    $    56
                                                                           --------   -------
                                                                           --------   -------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



A)       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Ross Systems, Inc. (the "Company") reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of December 31, 1998, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

         These unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended June 30, 1998 filed with the Securities and Exchange Commission on September 28, 1998.

         Certain fiscal 1998 amounts have been reclassified to conform to the fiscal 1999 financial statement presentation.

B)       PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

C)       CAPITALIZED COMPUTER SOFTWARE COSTS AND OTHER ASSETS

         It is the Company's policy to follow paragraph 8 of SFAS 86 in the computation of annual amortization expense of software costs. The straight-line method has historically yielded the greatest annual expense when compared to the ratio of current gross revenues to current and anticipated future gross revenues. Accordingly, the straight-line method is generally used to amortize previously capitalized software costs.

         It is the Company's policy to assess all its long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment losses, if applicable, would be calculated as the difference between the carrying value of the asset and the sum of anticipated future undiscounted cash flows. The calculation would be performed on an individual item basis.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

D)       ACCOUNTS RECEIVABLE

         As of the dates shown, accounts receivable consisted of the following (in thousands):

                                                                          December 31,       June 30,
                                                                              1998             1998
                                                                              ----             ----

              Trade accounts receivable                                      $42,987          $36,852
              Less allowance for doubtful accounts and returns                (1,723)          (1,974)
                                                                           ----------       ---------

                                                                             $41,264          $34,878
                                                                           ----------       ---------
                                                                           ----------       ---------



E)       PROPERTY AND EQUIPMENT

         As of the dates shown, property and equipment consisted of the following (in thousands):



                                                                          December 31,       June 30,
                                                                              1998             1998
                                                                              ----             ----

              Computer equipment                                              $9,940           $9,186
              Furniture and fixtures                                           3,135            3,009
              Leasehold improvements                                           1,776            1,635
                                                                            --------         --------
                                                                              14,851           13,830
              Less accumulated depreciation and amortization                 (10,443)          (9,421)
                                                                            ---------          ------
                                                                            $  4,408         $  4,409
                                                                            ---------        --------
                                                                            ---------        --------



F)         BUSINESS ACQUIRED

         On August 26, 1998, the Company acquired a 100% ownership interest in HiPoint Systems Corporation ("HiPoint"), a privately held computer consulting firm based in Ontario, Canada, in exchange for shares of the Company's Common Stock valued at approximately $1,900,000. HiPoint had been a consulting partner on many of the Company's software implementation and consulting projects over the past several years. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of the acquired business have been included in the Company's results of operations from the date of acquisition. The pro forma effects on total revenues, net earnings, and net earnings per share of including this subsidiary in the Company's Consolidated Statement of Operations from the beginning of fiscal 1999 and 1998 are not significant to the Company as a whole.

G)        CONVERTIBLE DEBT

         On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The investors invested

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$6,000,000 on February 6, 1998 and $4,000,000 on June 11, 1998. As of
December 31, 1998, the remaining balance after conversions and redemptions is $3,333,000. The material agreements between the Company and each Investor have been filed as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on February 12, 1998. The salient points of the convertible subordinated debenture agreement are as follows:

INTEREST : The interest rate is four percent per annum for the first six months after the original issuance date of the convertible debenture and six percent per annum thereafter, subject to increases (up to the legal maximum rate) if the Company is in default under the convertible debenture. Accrued interest is due and payable in shares of the Company's Common Stock semi-annually on the last day of June and December of each year. The value for such shares of Common Stock is the average of the two lowest closing bid prices for the Company's Common Stock as reported by the Bloomberg Service for the thirty trading days immediately before the interest payment date.

CONVERSION PRICE: The conversion price for the convertible debentures is (P + I) divided by the Conversion Date Market Price where P equals the outstanding principal amount of the convertible debenture submitted for conversion, I equals accrued but unpaid interest as of the conversion date and Conversion Date Market Price equals the lesser of the maximum conversion price (as defined below) or 101% of the average of the two lowest closing bid prices for the Company's Common Stock as reported by the Bloomberg Service for the thirty trading days immediately before the conversion date. The maximum conversion price is (i) until December 31, 1998, $7.00 subject to a downward adjustment if the Company issues shares in a private placement financing transaction at a per share price less than $7.00 and (ii) commencing January 1, 1999, 115% of the average closing bid price of the Common Stock as reported by the Bloomberg Service over the 1998 calendar year. A portion of the convertible debentures issued in June 1998 (the "Second Closing Debentures") were redeemed by the Company. See paragraph (H) below and "Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the company's redemption of a portion of the second closing debentures.

H)       EXTRAORDINARY ITEM

During October 1998, the Company redeemed $2,667,000 aggregate principle amount of the then outstanding second closing debentures. In accordance with the redemption option of the convertible subordinated debenture agreement outlined above, the Company incurred a one time extraordinary charge of approximately $213,000, or 8% of the aggregate principle amount of the second closing debentures redeemed.


I)          COMPREHENSIVE INCOME

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


                                                               Three months ended          Six months ended
                                                                  December 31,               December 31,
                                                              1998          1997         1998            1997
                                                              ----          ----         ----            ----
         Net earnings (loss)                                  $157         $(1,283)       $968           $(935)
         Foreign currency translation adjustments             (266)           (318)       (118)           (418)
                                                            -------        -------      ------         -------
         Total comprehensive income (loss)                   $(109)        $(1,601)       $850         $(1,353)
                                                            -------        -------      ------         -------
                                                            -------        -------      ------         -------


J)         NET EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

         Basic earnings (loss) per common share are computed by dividing net earnings or net loss by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per common and common equivalent share is computed by dividing net earnings or net loss by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents are not considered in the calculation of net loss per share when their effect would be antidilutive.

The following is a reconciliation of the numerators of diluted earnings (loss) per share, (in thousands):

                                                               Three months ended          Six months ended
                                                                  December 31,               December 31,
                                                                1998          1997       1998               1997

         Net earnings (loss)                                     $157       $(1,283)       $968           $(935)
         Payment in kind interest on
         convertible debentures                                    69            -          173            -_
                                                               -------      -------      ------         -------
         Numerator for diluted calculation                       $226       $(1,283)     $1,141           $(935)
                                                               -------      -------      ------         -------
                                                               -------      -------      ------         -------


The only difference between the denominator for basic and diluted earnings per share for the three and six-month periods ended December 31, 1998 is the effect of common stock equivalents.

K)       OTHER MATTERS

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

tender offer the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock. The Company will be entitled to redeem the Rights at $.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's Common Stock.

         On September 18, 1998 the Board of Directors of the Company approved an adjustment to the exercise price for certain outstanding stock options held by all current employees, which have an exercise price of $3.00 and above. In consideration for this repricing offer, officers of the Company participating in the option repricing were required to forfeit 10% of the shares subject to each option being repriced, while non-officer employees participating in the option repricing are subject to a one year limitation on the exercisability of repriced options subject to certain exceptions. The revised exercise price was established by reference to the closing price of the Company's Common Stock on September 28, 1998, which was approximately $2.59. Approximately 90 employees participated in the repricing with approximately 1,336,000 options being repriced. Of the stock options repriced, options to purchase approximately 831,000 shares were held by executive officers of the Company.

L)       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "REPORTING COMPREHENSIVE INCOME" ("Statement 130") and Statement of Financial Accounting Standards No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("Statement 131"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Both statements have been adopted for the Company's 1999 fiscal year. Disclosures pursuant to Statement 130 are included under the note regarding comprehensive income, above. Disclosures pursuant to Statement 131 are annual in nature and, therefore, not contained herein.

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


RESULTS OF OPERATIONS

REVENUES

         Total revenues for the quarter ended December 31, 1998 increased 31% to $26,154,000 from $20,025,000 in the same quarter of fiscal 1998. Software product license revenues increased 25% and consulting and other services revenues increased 54%, while maintenance revenues increased 13% from the same quarter of the prior year.

         For the six-month period ended December 31, 1998, total revenues increased 30% to $51,673,000 from $39,844,000 in the same period of fiscal 1998. Software product license revenues increased 23%, consulting and other services revenues increased 56%, and maintenance revenues increased 13% from prior year results.

         Software product license revenues were $8,799,000 during the quarter ended December 31, 1998, an increase of $1,734,000, or 25%, from the same period in fiscal 1998. The Company experienced an increase over the same quarter of fiscal 1998 in the North American market of approximately $1,310,000, or 31%. This North American increase relates to an increase of approximately $817,000 in U.S. revenues and $493,000 in Canadian revenues due to a greater number of contracts recorded during the quarter than in the same quarter of the prior year. The Company also experienced a net increase of $402,000, or 14%, in the European, Asian and Pacific Rim ("International") markets over the same quarter in fiscal 1998. The Asia/Pacific Rim markets experienced a $52,000, or 29% increase in revenues from the same quarter in the prior year due largely to a greater number of contracts closed. European revenues increased $349,000 or 13% over the same quarter in the prior year. This was due largely to increases in France of $346,000 and other European countries of $290,000 partially offset by decreases in Germany of $287,000. The Company's Client Server/Open Systems products represented 94% and 92% of total software product license revenues for both the second quarters of fiscal 1999 and fiscal 1998, respectively. Software license revenues for the Company's Renaissance CS products increased approximately 27%, or $1,754,000 in the second quarter of fiscal 1999 as compared to the same quarter of fiscal 1998. The Company believes that the increase is largely attributable to the Company's increased industry specific marketing focus on its Client Server/Open Systems products during fiscal 1998 and fiscal 1999. For the six-month period ended December 31, 1998, software product license revenues increased $3,531,000, or 23%, from the same period in the prior year. The Company experienced increases of 29%, or $2,459,000, and 29%, or $1,203,000, in the North American and European markets, respectively, partially offset by decreases in the Asia/Pacific Rim markets of $131,000, or 4%. The Company's Client Server/Open Systems products (Renaissance
CS) represented approximately 94% of total software product license revenues for the six-month periods ended December 31, 1998 and 1997.

         Consulting and other services revenues for the second quarter of fiscal 1999 increased 54% to $10,335,000 from $6,721,000 in the same period of fiscal 1998. Revenues from consulting and other services (which are typically recognized as performed) are generally correlated with software product license revenues (which are typically recognized upon delivery), so that when software product license revenues fluctuate, future period services revenues generally show a corresponding fluctuation. For the quarter ended December 31, 1998, North American services revenues increased by $2,918,000, or 70% over the same quarter in the prior year which is attributable largely to the increase in software product license revenues during the previous quarters. Additionally, the Company has increased its service capacity with the acquisitions of Bizware Corporation and HiPoint during the third quarter of fiscal 1998 and the first quarter of fiscal 1999, respectively. Bizware Corporation and HiPoint deliver services and consulting and had worked with several of the Company's customers prior to the acquisitions. The Company has also expanded the number of outside consultants used to perform implementations, consulting, and other professional services. The consultants normally cost more and generate lower gross margins than services performed by Company employees, but are necessary to meet the growing demand for consulting services related to the Company's products. International services revenues increased $696,000, or 27% over the same quarter in the prior year. For the six-month period ended December 31, 1998, services revenues increased 56%, or $6,685,000, from the same period in the prior year. The fluctuations for the North American and International regions for the six-month period results were similar to those for quarterly results mentioned above.

         Maintenance revenues for the second quarter increased by $781,000, or 13% in fiscal 1999 versus the same quarter in the prior year. As compared to the same quarter of the previous fiscal year, maintenance revenues increased $552,000, or 13% in North America while European increases of $265,000 or 18% were partially offset by declines of $36,000, or 28% in the Asian markets. Increases are principally attributable to increased software licensing activity during fiscal 1998, and decreases are typically due to customers with older installations not renewing their contracts. Maintenance contracts sold by third party distributors are included by the Company in software product license revenues because the Company has no support obligations to any of the distributors' customers. For the six-month period ended December 31, 1998, maintenance revenues also increased by 13%, or $1,613,000, from the same period of fiscal 1998. The fluctuations for the North America and International regions for the six-month period results were similar to those for the quarterly results mentioned above.

         International revenues as a percentage of total revenues for the second quarter of fiscal 1999 decreased to 32% from 35% for the same quarter in fiscal 1998. However, International revenues increased $1,298,000 or 18% over the same quarter in the prior year. The Company's French subsidiary accounted for an increase of $638,000, while the Spanish subsidiary experienced increased revenues of $509,000 and other European countries and the United Kingdom subsidiary experienced increases of $296,000 and $33,000, respectively. Asia experienced increased revenues of $112,000. Both the Benelux and German subsidiaries had net decreases of $230,000 and $60,000, respectively. These fluctuations are related to the quantity, scope and timing of contracts closed. The aggregate second quarter increase in international revenues over the same quarter of fiscal 1998 is 31% for software licenses, 54% for consulting services and 18% for maintenance revenue. International revenues as a percentage of total revenues for the six months ended December 31, 1998 also decreased, to 35% from 37%, for the same quarter of fiscal 1998.

         North American revenues comprised 68% of the second quarter 1999 total revenues up from 65% in the same quarter of the prior year. North American revenues increased 37% over the same quarter of the previous fiscal year. The aggregate increase of $4,831,000 is comprised 27% software licenses, 61% consulting services, and 12% maintenance revenues. Of the North American growth, approximately 85% is related to United States revenues. The increase is attributable to several significant new software agreements as well as the revenue generated from acquired companies and the increased focus on consulting services.

OPERATING EXPENSES

         Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the number of third party products being sold by the Company. Major third party products sold by the Company include Oracle databases and other optional software including implementation, reporting, and productivity tools. Costs of software product licenses for the second quarter of fiscal 1999 increased by 15% to $834,000 from $726,000 in the second quarter of fiscal 1998. For the six months ended December 31, 1998, the cost of software product licenses increased 85% to $2,190,000 from $1,185,000 for the same period in fiscal 1998. As a percentage of software product license revenue, the costs of software product licenses decreased to 9% in the second quarter of fiscal 1999 compared to 10% in the same quarter of fiscal 1998. However, for the six-month period ended December 31, 1998, the costs of software product licenses as a percent of software product license revenue increased from 8% to 11% . The increase in these items for the three and six month period was primarily due to the large number of agreements entered into in the first quarter of fiscal 1999 which contained a significant amount of third party software resulting in increased third party royalty expenses incurred by the Company.

         Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. The Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services increased by 28% to $11,051,000 in the second quarter of fiscal 1999, as compared to $8,666,000 in the second quarter of fiscal 1998. For the six months ended December 31, 1998, costs of consulting, maintenance and other services increased 30% to $20,913,000 from $16,065,000 in the same period of fiscal 1998. The increase in these costs for the three and six month periods relates to the Company's increased software license and services activity. As software license activity has increased over the prior year, more internal and outside consultants were required by the Company to service these new customers. The increase in costs over the periods in the prior year is largely the result of the additional fiscal 1999 year-to-date expenses related to the newly acquired companies, Bizware and HiPoint, which were both purchased subsequent to the second quarter of fiscal 1998 as well as additional services personnel employed by the company as of December 31, 1998 versus December 31, 1997. For the three and six month period ended December 31, 1998, the additional expenses attributable to Bizware and HiPoint were approximately $1,535,000 and $2,484,000, respectively. Substantially all of the remaining increase is attributable to increased utilization of third party consultants. The Company's gross profit margin resulting from consulting, maintenance and other services revenues for the second quarter of fiscal 1999 was 36%, up from 33% in the same quarter of fiscal 1998. For the six months ended December 31, 1998, the gross profit margin was 36% as compared to 34% for the same period of the prior year. The improvement in the gross profit margin for the three and six month periods was due largely to better utilization rates of consultants and the related decrease in non-billable travel expenses.

         Sales and marketing expenses for the quarter ended December 31, 1998 increased by 24%, to $8,019,000 from $6,453,000 in the same quarter of the prior year. For the six-month period ended December 31, 1998, sales and marketing expenses increased by 20% from $12,483,000 to $14,933,000 as compared to the same period of the prior year. For the three and six month periods ended December 31, 1998 personnel-related expenses, including salaries and commissions increased approximately $1,229,000 and $1,807,000, respectively, over the same periods of the prior year, while travel related expenditures necessary to support the increased sales volume rose by $47,000 and $300,000, respectively, over the same periods of the prior year. Communications costs related to increased telemarketing efforts increased $102,000 and $134,000 for the three and six months periods, respectively, versus the same period of the prior year. At the same time, other expense categories experienced a net increase of $188,000 for the three-month period versus the prior year and a net decrease of $47,000 for the six-month period versus the prior year.

         Product development (research and development) expenses increased by 11%, to $2,985,000, in the second quarter of fiscal 1999 from $2,689,000 in the same quarter of the prior year. For the six-month period ended December 31, 1998, these expenses increased by 14%, to $6,317,000, from $5,543,000 in the same period last year. The following table summarizes product development expenditures (in thousands):


                                                      Three months ended       Six months ended
                                                         December 31,            December 31,
                                                      1998          1997       1998        1997
                                                      ----          ----       ----        ----

         Expenses                                     $ 2,985     $ 2,689     $ 6,317     $ 5,543
         Amortization of previously capitalized
                software development costs             (2,381)     (1,869)     (4,762)     (3,730)
                                                      -------     -------     -------     -------
         Expenses, net of amortization                $   604     $   820     $ 1,555     $ 1,813
         Capitalized software development costs         2,726       2,533       5,348       5,222
                                                      -------     -------     -------     -------
         Total expenditures                           $ 3,330     $ 3,353     $ 6,903     $ 7,035
                                                      -------     -------     -------     -------
                                                      -------     -------     -------     -------
         Total expenditures as a
              percent of total revenues                  12.7%       16.7%       13.4%       17.7%
                                                      -------     -------     -------     -------
                                                      -------     -------     -------     -------
         Capitalized software, net of amortization,
              as a percent of total expenditures         10.3%       19.8%        8.5%       21.2%
                                                      -------     -------     -------     -------
                                                      -------     -------     -------     -------


         As a percentage of total revenues, product development expenditures for the six-month period ended December 31, 1998 decreased over expenditures in the same period of the prior year. Product development expenditures during fiscal 1999 have been primarily focused on continued enhancements to existing products and developing new products. During the six months ended December 31, 1998, software development costs capitalized included amounts attributable to the development of additional international features (currency and language) for the Company's Renaissance CS products and the ongoing development of the 4.x series of Renaissance CS. The Company does not expect to have any additional expenditures related to the year 2000 compliance upgrade on its Renaissance Classic products. The Company believes that its Renaissance CS products have been Year 2000 compliant since their introduction in 1992.

         General and administrative expenses for the quarter ended December 31, 1998 increased by 5%, to $2,124,000 from $2,015,000 in the same quarter of the prior year. For the six-month period ended December 31, 1998, total general and administrative expenses increased by 14%, to $4,199,000 from $3,694,000 in the same period of the prior year. The major reasons for the increase in these expenses from the same periods in the prior year was an increase in employee and travel related expenses. Employee related expenses increased $355,000 while travel expenses increased $78,000 and other expenses increased a net $72,000.

         In the three month period ended December 31, 1998, the Company recorded a provision for doubtful accounts of $244,000, as compared to $158,000 recorded in the second quarter of fiscal 1998. In the six-month periods ended December 31, 1998 and 1997, the Company recorded a provision of $527,000 and $806,000, respectively. The fiscal 1999 and 1998 provisions consisted entirely of specific customer accounts receivable for which the Company either promised a credit or identified as being potentially uncollectible.

         The litigation settlement amount for the six-month period ended December 31, 1997 represents a first quarter 1998 adjustment to the charge that was recorded during the fourth quarter of fiscal 1997. During fiscal 1997, the Company settled a dispute with a customer with the understanding that the settlement and related legal fees would be covered under the Company's business insurance. The Company subsequently learned that the insurer took exception to the

Company's settlement with its customer and withheld payment on the claim, pending arbitration. In June 1997, the Company recorded a charge of $615,000, pending settlement with its insurer, to cover the potential settlement and legal fees. In September 1997, the Company received $381,000 in settlement from its insurer, which offset a portion of the previously established reserve. There were no litigation settlement expenses for the first six months of fiscal 1999.

         Amortization of other assets increased to $329,000 in the second quarter of fiscal 1999 from $215,000 in the same quarter of the prior year. For the six-month period, amortization of other assets was $649,000, compared to $437,000 in the same period of the prior year. This amortization relates to the purchase of the Company in 1988 and its subsequent acquisitions of other products and companies. During fiscal 1997, the Company acquired its Spanish distributor. The related goodwill of $1,541,000 is being amortized over seven years. The incremental amortization of goodwill related to the Bizware and HiPoint acquisitions, net of amortization decreases related to products and companies that have become fully amortized, was $114,000 and $212,000 for the three and six month periods, respectively.

OTHER EXPENSE, NET

         Other expense for the three months ended December 31, 1998 was $171,000, as compared to $314,000 in the same period of fiscal 1998. For the six-month period ended December 31, 1997, other expense was $332,000, as compared to other expense of $620,000 in the same period of fiscal 1998. These amounts primarily consisted of interest expense. The decrease was due primarily to the Company executing a private placement of convertible debentures in the third quarter of fiscal 1998 which bears a lower interest rate than the Company's existing line of credit which was used as the primary source of borrowing during the first quarter of fiscal 1998.

INCOME TAX  EXPENSE

         During the second quarter of fiscal 1999, the Company recorded income tax expense of $27,000 compared with an income tax expense of $72,000 recorded during the same period in fiscal 1998. For the six months ended December 31, 1998, the Company recorded income tax expense of $432,000 as compared to an income tax expense of $327,000 in the same period of fiscal 1997. Income tax expense for both periods includes withholding taxes accrued in certain foreign jurisdictions where the Company had either no available net operating losses or had to pay treaty-based taxes.

LIQUIDITY AND CAPITAL RESOURCES

         In the first six months of fiscal 1999, net cash provided by operating activities decreased $4,346,000. The Company's improvement in earnings of $1,903,000, an aggregate net increase in the non-cash charges for depreciation, amortization and provisions for bad debt of $1,156,000 and an aggregate increase in the combined cash effect of accounts payable and accrued expenses changes of $3,381,000 were offset by cash used to fund increased accounts receivable of $9,127,000. The increased receivables portfolio was a result of timing of revenues recognized, payment terms of longer than normal but less than a year on some contracts and some degradation of the receivables turnover in Europe. Management feels that the risk of uncollectibility has been appropriately assessed and reflected in the accompanying condensed, consolidated financial statements. Changes in prepaid expenses, accrued income taxes and other miscellaneous accounts resulted in a further decrease in cash of $1,659,000.

         In the first six months of fiscal 1999, the Company required $6,241,000 for investing activities versus $5,735,000 over the same period of the prior year, an increase of $506,000. Investment in property and equipment increased by $680,000 over the same period of the prior year as a result of the Company's continued expansion in Europe. The worldwide growth in its consultancy organization also necessitated increased investment. Capitalized computer software costs decreased by $189,000 due to timing of development work performed. Other investment increased $15,000. The Company financed its continuing operations for the six months ended December 31, 1998 through cash generated from operations and available credit facilities.

         On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The Investors invested $6,000,000 on February 6, 1998 and $4,000,000 on June 11, 1998. The material agreements between the Company and each Investor have been filed as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on February 12, 1998. $8,461,000 and $3,333,333 of these debentures remained outstanding at June 30, 1998 and December 31, 1998, respectively. With the exception of the redemption described below, the difference between the original $10,000,000 borrowing and amounts outstanding at the above mentioned dates represents conversion of the debt into shares of the Company's Common Stock at various conversion prices as determined in accordance with the convertible debenture agreement. (See note F to the condensed, consolidated financial statements.) The Company notified the Investors that it would redeem $4,000,000 of the convertible subordinated debentures on October 1, 1998 (the "Redemption Date") at a redemption price of $4,320,000 (108 percent of the face value of the redeemed debentures) plus interest accrued through the redemption date. On the Redemption Date, the Company actually redeemed $2,667,000 of the convertible subordinated debentures at a redemption price of $2,880,000. The company and the Investor holding the convertible subordinated debenture that was not redeemed negotiated certain changes to the conversion features of the debenture that, among other things, precludes conversion prior to October 7, 2000.

Cash flows from financing activities increased by $5,928,000 versus the same six-month period of the prior fiscal year. The cash used in the convertible debenture redemption of $2,667,000 face amount of the debentures was offset by increased cash provided by borrowing under the Company's existing credit facility of $8,535,000, which was also necessary to fund the decrease in the net cash provided from operating activities. Other financing activities resulted in an increase in cash of approximately $60,000.

         At December 31, 1998 the Company had $6,497,000 of cash and cash equivalents. The Company also has a revolving credit facility with an asset-based lender with a maximum credit line of $15,000,000, a maturity date of October 31, 2000, and an interest rate equal to the Prime Rate plus 2%. Borrowings under the credit facility are collateralized by substantially all assets of the Company. At December 31, 1998, the Company had $11,588,000 outstanding against the $15,000,000 revolving credit facility, and based on eligible accounts receivable at December 31, 1998, the Company's cash and remaining borrowing capacity under the revolving credit facility totaled approximately $6,530,000.

         The Company's ability to meet its cash requirements for operations and recurring capital expenditures will depend upon funds expected to be generated from operations and amounts available under its line of credit facility.

YEAR 2000 IMPLICATIONS

         OVERVIEW

         The Year 2000 issue arises because certain electronic data processing systems use two digits rather than four to define the applicable year which may preclude proper date recognition after December 31, 1999.

         During fiscal 1998 and 1997, the Company empowered key individuals as responsible for identifying and resolving Year 2000 dysfunction. These efforts include identification and review of internal operating systems and applications, customer projects and services, and discussions with suppliers to the business. At this time, based upon the efforts taken to date and those yet to be taken, the Company does not expect any disruptions in its business operations and, therefore, does not anticipate any material negative effect upon its revenues or earnings as a result of the Year 2000 issue. Remediation costs for problems identified thus far are not expected to be material to the Company's consolidated financial position, liquidity or results of operations. The Company has established a timetable for resolving Year 2000 issues so as not to interrupt ongoing operations.

         THE COMPANY'S STATE OF READINESS

         The Year 2000 project plan, including assessment, improvement, testing and implementation, has been established. The implementation phase is 95% complete and should be finalized in April 1999 upon receipt of all remaining supplier Year 2000 readiness inquiries and completed migration of certain internal systems.

         Assessment of the Year 2000 compliance of third parties with whom the Company has material relationships is in process. The Company's material third party relationships include the following:

         (a ) Software vendors: The Company has upgraded all purchased software to a Year 2000 compliant version and has completed the testing phase;

         (b) Equipment vendors: The response to the Year 2000 readiness inquiries from equipment vendors, which includes all embedded chip equipment, is at 65%; and

         (c) Service providers: The response to the Year 2000 readiness inquiries from third party service providers, which includes utilities, phone service and all facility related services, is at 90%.

         The responses received, thus far, from the Company's third party vendors and suppliers indicate compliance on or before June 1999.

         The preliminary assessment of internal information technology and non-information technology systems has been completed. Internal non-compliant items have been identified and prioritization of internal non-compliant items is in process. A system for tracking remediation has been established and non-compliant items identified are expected to be completed in June 1999. Based on the findings of the planning and assessment phases completed to date, the Company does not believe independent verification or validation processes will be necessary.

         COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         The current estimate of the cost of remediation and equipment and software replacement ranges between $250,000 and $350,000, of which approximately $225,000 has been incurred to date, and is summarized as follows:

      Code modification and testing:                       $200,000 - $275,000
      Personal computer, software and other upgrades       $  50,000 - $75,000

         Less than 1% of the product development for 1998 and 1999 has been allocated for code modification. Such costs are funded through cash flows from operations and are expensed as incurred. The personal computer and purchased software upgrades are costs incurred in the ordinary course of business and are, therefore, typically capitalized costs.

   RISKS OF THE COMPANY'S YEAR 2000 ISSUES AND THE COMPANY'S CONTINGENCY PLANS

         A most reasonably likely worst case Year 2000 scenario is not known at this time. This determination will be made after the receipt of the remaining material third party questionnaires. However, the shipment of software to customers is expected to continue with no interruption and no material loss of revenues is anticipated. The Year 2000 project has had minimal impact on the schedule of other major information technology projects.

         The Company has not completed a contingency plan; however, each facility will incorporate the Year 2000 scenario into their existing disaster contingency plan by June, 1999. The contingency plan will ensure that the necessary backup measures for computer processing are identified.

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

         During the second quarter of fiscal 1999, the Investors converted an aggregate principal amount of $1,583,000 plus accrued interest through the date of conversion into 671,000 shares of the Company's Common Stock through several transactions which were priced and executed in accordance with the convertible debenture agreement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on November 18, 1998. The following table shows voting information for each item voted upon:

                                                                           WITHHELD/        BROKER
                                            FOR           AGAINST          ABSTAINED      NON-VOTES
NOMINEES FOR
ELECTION AS DIRECTORS

         Dennis V. Vohs                   19,396,927        419,163

         Mario M. Rosati                  19,429,632        386,458

         Bruce J. Ryan                    19,430,016        386,074

         J. Patrick Tinley                19,452,163        363,927

         J. William Goodhew               19,439,316        376,774

AMMENDMENT TO THE
1998 INCENTIVE
STOCK OPTION PLAN                         6,194,669       1,854,990           196,038            11,574,793
-----------------

AMMENDMENT TO THE
1991 EMPLOYEE STOCK
PURCHASE PLAN                             6,926,371       1,136,888           182,438            11,574,793
-------------

RATIFICATION OF
APPOINTMENT OF
INDEPENDENT AUDITORS                     19,546,853         152,355           121,282
--------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1998.

ITEMS 1, 3 AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ROSS SYSTEMS, INC.




Date:  February 12, 1999                         /S/ ROBERT B. WEBSTER
                                      ------------------------------------------

                                      Robert B. Webster
                                      Vice President, Finance and Administration and Chief Financial Officer

                                     (Principal Financial and Accounting Officer
                                      and Duly Authorized Officer)

                               ROSS SYSTEMS, INC.

                                INDEX TO EXHIBITS


         EXHIBIT                                   DESCRIPTION
           NO.                                     -----------
           ---

         3.1      Certificate of Incorporation of the Registrant, as amended (1)
         3.3      Bylaws of the Registrant (1)
         4.3      Form of the subordinated debenture due February 6, 2003 issued by the Registrant to each Investor (3)
         4.4      Registration rights agreement between the Registrant and each
                  Investor (3)
         10.5     Preferred Shares Rights Agreement, dated as of September 4,
                  1998, between the Registrant and BankBoston, N.A. (2)
         27       Financial Data Schedule



-----------


(1) Incorporated by reference to the exhibit filed with the Registrant's current Report on Form 8-K filed July 24, 1998.

(2) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form 8-A filed September 4, 1998.

(3) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed February 12, 1998.