Form 10-Q
period 1999-03-31
ROSS SYSTEMS INC/CA
filed 1999-05-17
CIK 873594

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH  31, 1999

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       OUTSTANDING
               CLASS                                 APRIL 29, 1999
               -----                                 --------------
       Common stock, $0.001 par value                  22,650,772

--------------------------------------------------------------------------------

This is page 1 of 25 pages.

                        Index to exhibits is on page 25.

--------------------------------------------------------------------------------


                               ROSS SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


                                                                        PAGE NO.
--------------------------------------------------------------------------------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations -
             Three and nine months ended March 31, 1999 and 1998        3

         Condensed Consolidated Balance Sheets -
             March 31, 1999 and June 30, 1998                           4

         Condensed Consolidated Statements of Cash Flows -
             Nine months ended March 31, 1999 and 1998                  5

         Notes to Condensed Consolidated Financial Statements           6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 12


Item 3.  Quantitative and Qualitative Disclosures about Market Risk    21

--------------------------------------------------------------------------------
PART II  OTHER INFORMATION

Item 2.  Changes in Securities                                         22

Item 6.  Exhibits and Reports on Form 8-K                              22

--------------------------------------------------------------------------------
SIGNATURES                                                             24

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                  Three months ended       Nine months ended
                                                        March 31,              March 31,
                                                 --------------------    --------------------
                                                    1999       1998        1999         1998
                                                 ---------   --------    --------    --------
Revenues:
    Software product licenses                    $  6,357    $ 10,169    $ 25,419    $ 25,721
    Consulting and other services                  10,908       7,632      29,542      19,581
    Maintenance                                     7,106       6,513      21,083      18,856
                                                 ---------   --------    --------    --------
                  Total revenues                   24,371      24,314      76,044      64,158
                                                 ---------   --------    --------    --------
Operating expenses:
    Costs of software product licenses                713         960       2,903       2,145
    Costs of consulting,
      maintenance and other services               11,907       9,594      32,820      25,659
    Sales and marketing                             7,993       6,869      22,926      19,352
    Product development                             3,058       2,446       9,375       7,989
    General and administrative                      2,056       1,940       6,255       5,634
    Provision for uncollectible accounts              442         135         968         941
    Litigation settlement                                                                (381)
    Amortization of other assets                      328         291         977         728
                                                 ---------   --------    --------    --------
                  Total operating expenses         26,497      22,235      76,224      62,067
                                                 ---------   --------    --------    --------
Operating earnings (loss)                          (2,126)      2,079        (180)      2,091

    Other expenses, net                              (329)       (267)       (662)       (887)
                                                 ---------   --------    --------    --------
Earnings (loss) before extraordinary item          (2,455)      1,812        (842)      1,204
    Extraordinary expense, net of tax                                                     213
    Income tax expense (benefit)                      (41)        134         391         461
                                                 ---------   --------    --------    --------
Net earnings (loss)                              $ (2,414)   $  1,678    $ (1,446)   $    743
                                                 ---------   --------    --------    --------
                                                 ---------   --------    --------    --------
Net earnings (loss) per common share - basic     $  (0.11)   $   0.08    $  (0.07)   $   0.04
                                                 ---------   --------    --------    --------
                                                 ---------   --------    --------    --------
Net earnings (loss) per common share - diluted   $  (0.11)   $   0.08    $  (0.07)   $   0.03
                                                 ---------   --------    --------    --------
                                                 ---------   --------    --------    --------
Shares used in per share computation - basic       22,650      19,916      22,111      19,468
                                                 ---------   --------    --------    --------
                                                 ---------   --------    --------    --------
Shares used in per share computation - diluted     22,650      22,318      22,111      21,978
                                                 ---------   --------    --------    --------
                                                 ---------   --------    --------    --------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share related data)



                                                                                                        March 31,     June 30,
                                                                                                          1999          1998
                                                                                                         --------     --------
                                                                                                       (unaudited)
                                                                      ASSETS

Current assets:
       Cash and cash equivalents                                                                         $  2,464     $  7,248
       Accounts receivable,  less allowance
           for doubtful accounts and returns                                                               40,986       34,878
       Prepaids and other current assets                                                                    2,876        1,915
                                                                                                         --------     --------
             Total current assets                                                                          46,326       44,041

Property and equipment                                                                                      4,619        4,409
Computer software costs                                                                                    26,141       24,339
Other assets                                                                                                5,715        5,400
                                                                                                         --------     --------

             Total assets                                                                                $ 82,801     $ 78,189
                                                                                                         --------     --------
                                                                                                         --------     --------


                                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current installments of debt                                                                      $ 11,493     $  4,607
       Accounts payable                                                                                     8,812        6,359
       Accrued expenses                                                                                     7,147        8,950
       Income taxes payable                                                                                   280          397
       Deferred revenues                                                                                   17,728       18,184
                                                                                                         --------     --------
             Total current liabilities                                                                     45,460       38,497
                                                                                                         --------     --------

Long-term debt, less current installments                                                                   3,840        8,918
                                                                                                         --------     --------

Shareholders' equity:
       Common stock, $.001 par value; 35,000,000 shares authorized,                                            23           21
       22,650,772  and  21,106,867 shares issued and outstanding at March 31,
       1999 and June 30, 1998, respectively. Preferred stock, no par value;
       5,000,000 shares authorized, 0 outstanding
       Additional paid-in capital                                                                          83,946       79,646
       Accumulated deficit                                                                                (49,191)     (47,745)
       Accumulated comprehensive income (deficit)                                                          (1,277)      (1,148)
                                                                                                         --------     --------
             Total shareholders' equity                                                                    33,501       30,774
                                                                                                         --------     --------

             Total liabilities and shareholders' equity                                                  $ 82,801     $ 78,189
                                                                                                         --------     --------
                                                                                                         --------     --------


   The accompanying notes are an integral part of the condensed consolidated balance sheets.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                             Nine months ended
                                                                    March 31,
                                                            ----------------------
                                                              1999          1998
                                                              ----          ----
Cash flows from operating activities:
     Net earnings (loss), before
        extraordinary item                                  $ (1,233)    $    743
     Adjustments to reconcile net earnings
        to net cash provided by operating activities:
            Extraordinary loss on early debt
                extinguishment                                  (213)        --
            Depreciation and amortization of property
                and equipment                                  2,304        2,078
            Amortization of computer software costs            6,888        5,432
            Amortization of other assets                         977          728
            Provision for uncollectible accounts                 969          941
            Changes in operating assets and liabilities,
                net of acquisitions:
                    Accounts receivable                       (7,232)          63
                    Prepaids and other current assets           (991)         589
                    Income taxes payable / recoverable          (113)         454
                    Accounts payable                           2,466       (2,524)
                    Accrued expenses                          (2,244)      (1,373)
                    Deferred revenues                           (444)        (894)
                    Other, net                                     2          (50)
                                                             --------     --------
                    Net cash provided by operating
                        activities                             1,136        6,187
                                                             --------     --------

Cash flows from investing activities:
     Purchases of property and equipment                      (1,675)        (740)
     Computer software costs capitalized                      (8,574)      (7,698)
     Acquisitions and divestitures                              --             69
     Payment of debt issuance costs                             --           (287)
     Other                                                      (182)        (119)
                                                             --------     --------
                    Net cash used for investing
                        activities                           (10,431)      (8,775)
                                                             --------     --------
                                                             --------     --------

Cash flows from financing activities:
     Net line of credit activity                              7,059       (1,227)
     Capital lease payments                                    (123)         (42)
     Retirement of convertible debentures                    (2,667)        --
     Proceeds from issuance of convertible debenture           --          6,000
     Proceeds from issuance of common stock, net                286           50
                                                             --------     --------
                    Net cash provided by financing
                        activities                            4,555        4,781
                                                             --------     --------
Effect of exchange rate changes on cash                         (44)         (52)
                                                             --------     --------
Net increase (decrease) in cash and cash equivalents         (4,784)       2,141

Cash and cash equivalents at beginning of period              7,248        4,010
                                                             --------     --------
Cash and cash equivalents at end of period                 $  2,464     $  6,151
                                                             --------     --------
                                                             --------     --------
Noncash investing and financing activities:
         Business acquisitions for common stock
             & forgiveness of debt                         $  2,067     $  2,057
                                                            --------     --------
                                                            --------     --------
         Conversion of convertible debentures              $  2,461         --
                                                            --------     --------
                                                            --------     --------
         Capital lease additions                           $      0     $    178
                                                            --------     --------
                                                            --------     --------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A)       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Ross Systems, Inc. (the "Company") reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of March 31, 1999, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


D)       ACCOUNTS RECEIVABLE

         As of the dates shown, accounts receivable consisted of the following (in thousands):

                                                                       March 31,        June 30,
                                                                         1998             1998
                                                                       ---------        --------
         Trade accounts receivable                                      $43,074          $36,852
         Less allowance for doubtful accounts and returns                (2,088)          (1,974)
                                                                      ----------       ---------
                                                                        $40,986          $34,878
                                                                      ----------       ---------
                                                                      ----------       ---------

E)       PROPERTY AND EQUIPMENT

         As of the dates shown, property and equipment consisted of the following (in thousands):

                                                                       March 31,        June 30,
                                                                         1999             1998
                                                                       ---------        --------
         Computer equipment                                             $10,524           $9,186
         Furniture and fixtures                                           3,105            3,009
         Leasehold improvements                                           1,769            1,635
                                                                       --------         --------
                                                                         15,398           13,830
         Less accumulated depreciation and amortization                 (10,779)          (9,421)
                                                                        --------          ------
                                                                       $  4,619         $  4,409
                                                                       --------         --------
                                                                       --------         --------

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

G)        CONVERTIBLE DEBT

         On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The investors invested $6,000,000 on February 6, 1998 and $4,000,000 on June 11, 1998. As of March 31, 1999, the
remaining balance after conversions and redemptions is $3,333,000. The material agreements between the Company and each Investor have been filed as exhibits to the Current Report on Form

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8-K filed with the Securities and Exchange Commission by the Company on February 12, 1998. The salient points of the convertible subordinated debenture agreement are as follows:

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

CONVERSION PRICE: The conversion price for the convertible debentures is (P + I) divided by the Conversion Date Market Price where P equals the outstanding principal amount of the convertible debenture submitted for conversion, I equals accrued but unpaid interest as of the conversion date and Conversion Date Market Price equals the lesser of the maximum conversion price (as defined below) or 101% of the average of the two lowest closing bid prices for the Company's Common Stock as reported by the Bloomberg Service for the thirty trading days immediately before the conversion date. The maximum conversion price is (i) until December 31, 1998, $7.00 subject to a downward adjustment if the Company issues shares in a private placement financing transaction at a per share price less than $7.00 and (ii) commencing January 1, 1999, 115% of the average closing bid price of the Common Stock as reported by the Bloomberg Service over the 1998 calendar year. A portion of the convertible debentures issued in June 1998 (the "Second Closing Debentures") were redeemed by the Company. See paragraph (H) below and "Part I, Item 2 of this Quarterly Report on Form 10-Q - Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the company's redemption of a portion of the second closing debentures.

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


and distributions to stockholders. The Company has restated information for all prior periods reported below to conform to this standard (in thousands):


                                                               Three months ended          Nine months ended
                                                                    March 31,                  March 31,
                                                               1999          1998         1999            1998
                                                               ----          ----         ----            ----
        Net earnings (loss)                                  $(2,414)       $1,678     $(1,446)           $743

        Foreign currency translation adjustments                 (11)           93        (129)           (325)
                                                             -------        ------     -------            ----
        Total comprehensive income (loss)                    $(2,425)       $1,771     $(1,575)           $418
                                                             -------        ------     -------            ----
                                                             -------        ------     -------            ----

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

The following is a reconciliation of the numerators of diluted earnings (loss) per share, (in thousands):

                                                               Three months ended          Nine months ended
                                                                    March 31,                December 31,
                                                                1999          1998       1999              1998
                                                              -------        ------     -------            ----
         Net earnings (loss)                                  $(2,414)       $1,678     $(1,446)           $743
         Payment in kind interest on
         convertible debentures                                    _             26           -              26
                                                              -------        ------     -------            ----
         Numerator for diluted calculation                    $(2,414)       $1,704     $(1,446)           $769
                                                              -------        ------     -------            ----
                                                              -------        ------     -------            ----

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

         On September 18, 1998 the Board of Directors of the Company approved an adjustment to the exercise price for certain outstanding stock options held by all current employees, which have an exercise price of $3.00 and above. In consideration for this repricing offer, officers of the Company participating in the option repricing were required to forfeit 10% of the shares subject to each option being repriced, while non-officer employees participating in the option repricing are subject to a one year limitation on the exercisability of repriced options subject to certain exceptions. The one year limitation on excercixability will expire on September 28, 1999. The revised exercise price was established by reference to the closing price of the Company's Common Stock on September 28, 1998, which was approximately $2.59. Approximately 90 employees participated in the repricing with approximately 1,336,000 options being repriced. Of the stock options repriced, options to purchase approximately 831,000 shares were held by executive officers of the Company.

         On January 7, 1999, the Company entered into employment agreements with each of J. Patrick Tinley, the Company's President and Chief Operaing Officer and member of the Board of Directors, and Dennis V. Vohs, the Company's Chairman of the Board of Directors and Chief Executive Officer (the Employment Agreements). In addition to a salary and benefits, each employment agreement provides the employee with a continuation of salary and benefits for a twenty-four month period immediately following the employee's termination of employment by the Company "without cause" (as that term is defined in the Employment Agreement). In addition, if within the first nine months following a "change of control" of the Company the employee terminates his employment of the surviving corporation for "good reason" or the surviving corporation terminates the employee's employment for any reason other than "cause" or "disability" (as each of these terms in quotes is defined in the Employment Agreements), the employee shall then be entitled to a continuation of then applicable salary for the twenty-four month period immediatley following the termination date and all unvested stock options and similar rights shall become vested and excersisable. Mr. Tinley's and Mr. Vohs Employment Agreements have been filed as Exhibit
10.3 and Exhibit 10.4, respectively to this Quarterly Report on Form 10-Q.

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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


RESULTS OF OPERATIONS

REVENUES

         Total revenues for the quarter ended March 31, 1999 increased slightly to $24,371,000 from $24,314,000 in the same quarter of fiscal 1998. Software product license revenues decreased 37%, while consulting and other services revenues increased 43%, and maintenance revenues increased 9% from the same quarter of the prior year.

         For the nine-month period ended March 31, 1999, total revenues increased 19% to $76,044,000 from $64,158,000 in the same period of fiscal 1998. Software product license revenues decreased 1%, while consulting and other services revenues increased 51%, and maintenance revenues increased 12% from the same period of the prior year.

         Software product license revenues were $6,357,000 during the quarter ended March 31, 1999, a decrease of $3,812,000, or 37%, from the same quarter in fiscal 1998. The Company experienced a decrease over the same quarter of fiscal 1998 in the North American market of approximately $4,477,000, or 58%. This North American decrease relates to a decrease of approximately $4,213,000 in U.S. revenues and $264,000 in Canadian revenues due to a fewer number of contracts recorded during the quarter than in the same quarter of the prior year. The Company experienced a net increase of $665,000, or 28%, in the European, Asian and Pacific Rim ("International") markets over the same quarter in fiscal 1998. The Asia/Pacific Rim markets experienced a $87,000, or 52% decrease in revenues from the same quarter in the prior year due largely to a fewer number of contracts closed. European revenues increased $752,000 or 34% over the same quarter in the prior year. This was due largely to increases in France of $474,000, UK of $311,000, and Benelux of $274,000, partially offset by decreases in Germany of $190,000 and other European countries of $117,000. For the nine-month period ended March 31, 1999, software product license revenues decreased $302,000 or 1%, from the same period in the prior year. The Company experienced an increase of 31%, or $1,956,000 in the European markets offset by decreases in the North American and Asia/Pacific Rim markets of $2,018,000 or 13% and $240,000 or 7%, respectively.

         Consulting and other services revenues for the third quarter of fiscal 1999 increased 43% to $10,908,000 from $7,632,000 in the same quarter of fiscal 1998. Revenues from consulting and other services (which are typically recognized as performed) are generally correlated with software product license revenues (which are typically recognized upon delivery), so that when software product license revenues fluctuate, future period services revenues generally show a corresponding fluctuation. For the quarter ended March 31, 1999, North American services revenues increased by $2,323,000, or 46%, over the same quarter in the prior year which is attributable largely to the increase in software product license revenues during the previous quarters. Additionally, the Company has increased its service capacity with the acquisitions of Bizware Corporation and HiPoint during the third quarter of fiscal 1998 and the first quarter of fiscal 1999, respectively. Bizware Corporation and HiPoint deliver services and consulting and had worked with several of the Company's customers prior to the acquisitions. The Company has also expanded the number of outside consultants used to perform implementations, consulting, and other professional services. The consultants normally cost more and generate lower gross margins than services performed by Company employees, but are necessary to meet the growing demand for consulting services related to the Company's products. International services revenues increased $952,000, or 37% over the same quarter in the prior year. For the nine-month period ended March 31, 1999, services revenues increased 51%, or $9,961,000 from the same period in the prior year. The Company experienced increases of 62%, or $7,874,000 and 31%, or $1,984,000 in the North American and European markets, respectively, as well as an increase in the Asia/Pacific Rim markets of 33% or $103,000.

         Maintenance revenues for the third quarter increased by $593,000, or 9% in fiscal 1999 versus the same quarter in the prior year. As compared to the same quarter of the previous fiscal year, maintenance revenues increased $476,000, or 10% in North America while European increases of $208,000, or 14%, were partially offset by declines of $91,000 or 51% in the Asia/Pacific Rim markets. Increases are principally attributable to increased software licensing activity during fiscal 1998, and decreases are typically due to customers with older installations not renewing their contracts. Maintenance contracts sold by third party distributors are included by the Company in software product license revenues because the Company has no support obligations to any of the distributors' customers. For the nine-month period ended March 31, 1999, maintenance revenues also increased by 12%, or $2,227,000, from the same period of fiscal 1998. The Company experienced increases of 10%, or $1,435,000 and 21%, or $927,000, in the North American and European markets, respectively, partially offset by a decrease of 32%, or $135,000, in the Asia/Pacific Rim markets.


         International revenues as a percentage of total revenues for the third quarter of fiscal 1999 increased to 34% from 27% for the same quarter in fiscal 1998. International revenues increased

$1,734,000 or 26% over the same quarter in the prior year. The Company's French subsidiary accounted for an increase of $987,000, while the Spanish subsidiary experienced increased revenues of $496,000. The United Kingdom, Benelux, and German subsidiaries experienced increases of $275,000, $205,000, and $10,000, respectively. Both the Asia/Pacific Rim markets and other European countries had net decreases of $161,000 and $78,000, respectively. These fluctuations are related to the quantity, scope and timing of contracts closed. The aggregate third quarter increase in international revenues over the same quarter of fiscal 1998 is 28% for software licenses, 37% for consulting services and 7% for maintenance revenue. International revenues as a percentage of total revenues for the nine months ended March 31, 1999 also increased, to 34% from 33% for the same period of fiscal 1998.

         North American revenues comprised 66% of the third quarter 1999 total revenues down from 73% in the same quarter of the prior year. North American revenues decreased 9% over the same quarter of the previous fiscal year. The aggregate decrease of $1,678,000 is comprised of a 58% decrease in software licenses, offset by increases of 46% and 10% for consulting services and maintenance revenues, respectively. Decreases are due to reduction of the number of software agreements entered into during the current quarter. The increases in consulting services and maintenance revenues are a result of the revenue generated from acquired companies and the increased focus on consulting services.

OPERATING EXPENSES

         Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the number of third party products being sold by the Company. Major third party products sold by the Company include Oracle databases and other optional software including implementation, reporting, and productivity tools. Costs of software product licenses for the third quarter of fiscal 1999 decreased by 26% to $713,000 from $960,000 in the third quarter of fiscal 1998. For the nine months ended March 31, 1999, the cost of software product licenses increased 35% to $2,903,000 from $2,145,000 in the same period in fiscal 1998. As a percentage of software product license revenue, the costs of software product licenses increased to 11% in the third quarter of fiscal 1999 compared to 9% in the same quarter of fiscal 1998. For the nine-month period ended March 31, 1999, the costs of software product licenses as a percent of software product license revenue increased from to 11% in the current nine-month period compared to 8% in the same period of the prior year. The increase in these items for the three and nine month period was primarily due to the number of agreements entered into in fiscal 1999 which, when compared to the prior year, contained a greater amount of third party software resulting in increased third party royalty expenses incurred by the Company.

         Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. The Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services increased by 24% to $11,907,000 in the third quarter of fiscal 1999, as compared to $9,594,000 in the third quarter of fiscal 1998. For the nine months ended March 31, 1999, costs of consulting, maintenance and other services increased 28% to $32,820,000 from $26,659,000 in the same period of fiscal 1998. The increase in these costs for the three and nine month periods relates in part to the Company's increased software license and services activity during the preceding quarters, resulting in the Company hiring more internal and external consultants to service these new customers. The increase in costs over the periods in the prior year is largely the result of the additional fiscal 1999 year-to-date expenses related to the newly acquired companies, Bizware and HiPoint, which were both purchased subsequent to the second quarter of fiscal 1998 as well as additional services personnel employed by the Company as of March 31, 1999 versus March 31, 1998. For the three and nine month period ended March 31, 1999, the additional expenses attributable to Bizware and HiPoint were approximately $981,000 and $3,465,000 respectively. Substantially all of the remaining increase is attributable to increased utilization of third party consultants. The Company's gross profit margin resulting from consulting, maintenance and other services revenues for the third quarter of fiscal 1999 was 34%, up from 32% in the same quarter of fiscal 1998. For the nine months ended March 31, 1999, the gross profit margin was 35% as compared to 33% for the same period of the prior year. The improvement in the gross profit margin for the three and nine month periods were due largely to better utilization rates of consultants and the related decrease in non-billable travel expenses.

         Sales and marketing expenses for the quarter ended March 31, 1999 increased by 16%, to $7,993,000 from $6,869,000 in the same quarter of the prior year. For the nine-month period ended March 31, 1999, sales and marketing expenses increased by 18% from $19,352,000 to $22,926,000 as compared to the same period of the prior year. For the quarter ended March 31, 1999, personnel-related expenses, including salaries and commissions increased approximately $87,000 over the same period of the prior year. For the nine months ended March 31, 1999, personnel related expenses increased approximately $1,895,000 over the same period of the prior year. Travel related expenditures necessary to support the increased services personnel rose by $206,000 and $505,000 respectively, over the same periods of the prior year. Communications costs related to increased telemarketing efforts increased $102,000 and $134,000 for the three and nine month's periods, respectively, versus the same period of the prior year. For the quarter ended March 31, 1999, facilities related expenses increased approximately $223,000 over the same quarter of the prior year. For the nine months ended March 31, 1999, facilities expenses increased $466,000 over the same period of prior year. Media and advertising expenses for the three and nine month periods ended March 31,1999 increased $303,000 and $465,000, respectively, as compared to the same period of the prior year. Other expense categories experienced a net increase of $203,000 for the three-month period versus the prior year and a net decrease of $109,000 for the nine-month period versus the prior year.

         Product development (research and development) expenses increased by 25%, to $3,058,000 in the third quarter of fiscal 1999 from $2,446,000 in the same quarter of the prior year. For the nine-month period ended March 31, 1999, these expenses increased by 17%, to $9,375,000, from $7,989,000 in the same period last year. The following table summarizes product development expenditures (in thousands):



                                                       Three months ended          Nine months ended
                                                            March 31,                  March 31,
                                                       1999          1998         1999            1998
                                                       ----          ----         ----            ----

         Expenses                                     $  3,058     $  2,446     $  9,375     $  7,989
         Amortization of previously capitalized
                software development costs              (2,126)      (1,702)      (6,888)      (5,432)
                                                      --------     --------     --------     --------
         Expenses, net of amortization                $    932     $    744     $  2,487     $  2,557
         Capitalized software development costs          3,541        2,476        8,574        7,698
                                                      --------     --------     --------     --------
         Total expenditures                           $  4,473     $  3,220     $ 11,061     $ 10,255
                                                      --------     --------     --------     --------
                                                      --------     --------     --------     --------
         Total expenditures as a
              percent of total revenues                   18.4%        13.2%        14.5%        16.0%
                                                      --------     --------     --------     --------
                                                      --------     --------     --------     --------
         Capitalized software, net of amortization,
              as a percent of total expenditures          31.6%        24.0%        15.2%        22.1%
                                                      --------     --------     --------     --------
                                                      --------     --------     --------     --------

         As a percentage of total revenues, product development expenditures for the nine-month period ended March 31, 1999 decreased over expenditures in the same period of the prior year. Product development expenditures during fiscal 1999 have been primarily focused on continued enhancements to existing products and developing new products. During the nine months ended March 31, 1999, software development costs capitalized included amounts attributable to the development of additional international features (currency and language) for the Company's Renaissance CS products and the ongoing development of the 4.x series of Renaissance CS. The Company does not expect to have any additional expenditures related to the year 2000 compliance upgrade on its Renaissance Classic products. The Company believes that its Renaissance CS products have been Year 2000 compliant since their introduction in 1992.

         General and administrative expenses for the quarter ended March 31, 1999 increased by 6%, to $2,056,000 from $1,940,000 in the same quarter of the prior year. For the nine-month period ended March 31, 1999, total general and administrative expenses increased by 11%, to $6,255,000 from $5,634,000 in the same period of the prior year. The major reasons for the increase in these expenses from the same periods in the prior year was an increase in employee and travel related expenses. For the three and nine month periods ended March 31, 1999 Employee related expenses increased $53,000 and $602,000, Travel expenses increased $50,000 and $126,000, while other expenses increased a net $13,000 for the three month period ended March 31, 1999 and decreased a net $107,000 for the nine month period ended March 31, 1999.

         In the three month period ended March 31, 1999, the Company recorded a provision for doubtful accounts of $442,000, as compared to $135,000 recorded in the third quarter of fiscal 1998. In the nine-month periods ended March 31, 1999 and 1998, the Company recorded a provision of $969,000, and $941,000, respectively. The fiscal 1999 and 1998 provisions consisted primarily of specific customer accounts identified as being potentially uncollectible.

         The litigation settlement amount for the nine-month period ended March 31, 1998 represents a first quarter 1998 adjustment to the charge that was recorded during the fourth quarter of fiscal 1997. During fiscal 1997, the Company settled a dispute with a customer with the understanding that the settlement and related legal fees would be covered under the Company's business insurance. The Company subsequently learned that the insurer took exception to the Company's settlement with its customer and withheld payment on the claim, pending arbitration. In

June 1997, the Company recorded a charge of $615,000, pending settlement with its insurer, to cover the potential settlement and legal fees. In September 1997, the Company received $381,000 in settlement from its insurer, which offset a portion of the previously established reserve. There were no litigation settlement expenses for the first nine months of fiscal 1999.

         Amortization of other assets increased to $328,000 in the third quarter of fiscal 1999 from $291,000 in the same quarter of the prior year. For the nine-month period ended March 31, 1999, amortization of other assets was $977,000, compared to $728,000 in the same period of the prior year. This amortization relates to the purchase of the Company in 1988 and its subsequent acquisitions of other products and companies. During fiscal 1997, the Company acquired its Spanish distributor. The related goodwill of $1,541,000 is being amortized over seven years. The incremental amortization of goodwill related to the Bizware and HiPoint acquisitions, net of amortization decreases related to products and companies that have become fully amortized, was $37,000 and $249,000 for the three and nine month periods of fiscal 1999, respectively.

OTHER EXPENSE, NET

         Other expense for the quarter ended March 31, 1999 was $329,000, as compared to $267,000 in the same quarter of fiscal 1998. For the nine-month period ended March 31, 1998, other expense was $662,000, as compared to other expense of $887,000 in the same period of fiscal 1998. These amounts primarily consisted of interest expense related to the increased borrowing by the Company under its existing line of credit facility during the three and nine-month periods ended March 31, 1999 versus the same period of fiscal 1998.

INCOME TAX  EXPENSE

         During the third quarter of fiscal 1999, the Company recorded income tax benefit of $41,000 compared with an income tax expense of $267,000 recorded during the same quarter in fiscal 1998. For the nine months ended March 31, 1999, the Company recorded income tax expense of $391,000, as compared to an income tax expense of $461,000 in the same period of fiscal 1998. Income tax expense includes withholding taxes accrued in certain foreign jurisdictions where the Company had either no available net operating losses or had to pay treaty-based taxes.

LIQUIDITY AND CAPITAL RESOURCES

         In the first nine months of fiscal 1999, net cash provided by operating activities decreased $5,051,000 compared to the same period of the prior year. An aggregate net increase in the non-cash charges for depreciation, amortization and provisions for bad debt of $1,959,000 and an aggregate increase in the combined cash effect of accounts payable and accrued expenses changes of $4,119,000 were offset by decreased Company earnings of $1,976,000 and cash used to fund increased accounts receivable of $7,295,000. The increased receivables portfolio was a result of timing of revenues recognized, payment terms of longer than normal but less than a year on some contracts and some degradation of the receivables turnover in Europe. Management feels that the risk of uncollectibility has been appropriately assessed and reflected in the accompanying condensed, consolidated financial statements. Changes in prepaid expenses, accrued income taxes and other miscellaneous accounts including an extraordinary loss related to early debt extinguishment in the amount of $213,000 resulted in a further decrease in cash of $1,858,000.

         In the first nine months of fiscal 1999, the Company required $10,431,000 for investing activities versus $8,775,000 over the same period of the prior year, an increase of $1,656,000. Investment in property and equipment increased by $935,000 over the same period of the prior year as a result of the Company's continued expansion in Europe. The worldwide growth in its consultancy organization also necessitated increased investment. Capitalized computer software costs increased by $876,000 due to timing of development work performed. Other investment items including payment of debt issuance cost and expenses related to acquisitions and divestitures decreased by $155,000. The Company financed its continuing operations for the nine months ended March 31, 1999 through cash generated from operations and available credit facilities.

         On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The Investors invested $6,000,000 on February 6, 1998 and $4,000,000 on June 11, 1998. The material agreements between the Company and each Investor have been filed as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on February 12, 1998. $8,461,000 and $3,333,000 of these debentures remained outstanding at June 30, 1998 and March 31, 1999, respectively. With the exception of the redemption described below, the difference between the original $10,000,000 borrowing and amounts outstanding at the above mentioned dates represents conversion of the debt into shares of the Company's Common Stock at various conversion prices as determined in accordance with the convertible debenture agreement. (See note G to the condensed, consolidated financial statements.) The Company notified the Investors that it would redeem $4,000,000 of the convertible subordinated debentures on October 1, 1998 (the "Redemption Date") at a redemption price of $4,320,000 (108 percent of the face value of the redeemed debentures) plus interest accrued through the redemption date. On the Redemption Date, the Company actually redeemed $2,667,000 of the convertible subordinated debentures at a redemption price of $2,880,000. The company and the Investor holding the convertible subordinated debenture that was not redeemed negotiated certain changes to the conversion features of the debenture that, among other things, precludes conversion prior to October 7, 1999.

Cash flows from financing activities decreased by $226,000 versus the same nine-month period of the prior fiscal year. The cash used in the convertible debenture redemption of $2,667,000 face amount of the debentures was offset by increased cash provided by borrowing under the Company's existing credit facility of $8,286,000, which was also necessary to fund the decrease in the net cash provided from operating activities. Other financing activities resulted in an increase in cash of approximately $155,000. The lack of convertible debenture issuance in fiscal 1999 resulted in a decrease in cash of $6,000,000.

         At March 31, 1999 the Company had $2,464,000 of cash and cash equivalents. The Company also has a revolving credit facility with an asset-based lender with a maximum credit line of $15,000,000, a maturity date of October 31, 2000, and an interest rate equal to the Prime Rate plus 2%. Borrowings under the credit facility are collateralized by substantially all assets of the Company. At March 31, 1999, the Company had $12,245,000 outstanding against the $15,000,000 revolving credit facility, and based on eligible accounts receivable at March 31, 1999, the

Company's cash and remaining borrowing capacity under the revolving credit facility totaled approximately $4,058,000.

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

         THE COMPANY'S STATE OF READINESS

         The Year 2000 project plan, including assessment, improvement, testing and implementation, has been established. The implementation phase is 98% complete and should be finalized in July 1999 upon receipt of all remaining supplier Year 2000 readiness inquiries and completed migration of certain internal systems.

         Assessment of the Year 2000 compliance of third parties with whom the Company has material relationships is in process. The Company's material third party relationships include the following:

         (a ) Software vendors: The Company has upgraded all purchased software to a Year 2000 compliant version and has completed the testing phase;

         (b) Equipment vendors: The response to the Year 2000 readiness inquiries from equipment vendors, which includes all embedded chip equipment, is at 85%; and

         (c) Service providers: The response to the Year 2000 readiness inquiries from third party service providers, which includes utilities, phone service and all facility related services, is at 95%.

         Thus far, the responses received, from the Company's third party vendors and suppliers indicate compliance on or before June 1999.

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

         COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         The current estimate of the cost of remediation and equipment and software replacement ranges between $300,000 and $350,000, of which approximately $270,000 has been incurred to date, and is summarized as follows:

         Code modification and testing:                      $250,000 - $275,000
         Personal computer, software and other upgrades      $ 50,000 - $75,000

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

         The Company has not completed a contingency plan; however, each facility will incorporate the Year 2000 scenario into their existing disaster contingency plan by June 1999. The contingency plan will ensure that the necessary backup measures for computer processing are identified.

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

         During the third quarter of fiscal 1999, no convertible debentures were converted to common stock, and the remaining debenture holder is in a negotiated lock out from conversion until October 7, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.

3.1      Certificate of Incorporation of the Registrant, as ammended (1)

3.2      Bylaws of the Registrant (1)

4.3 Form of the subordinated debenture agreement due February 6, 2003 issued by the Registrant to each Investor (3)

4.4 Registration rights agreement between the Registrant and each Investor (3)

10.1 Preferred Shares Rights Agreement, dated as of September 4, 1998 between the Registrant and BankBoston, N.A. (2)

10.2A    Extension Agreement and Amendment to Loan Documents dated March
         21, 1997 between Registrant and Coast Business Credit, a division of Southern Pacific Thrift and Loan Association (4)

10.2B    Extension Agreement and Amendment to Loan Documents dated August
         18, 1995 between Registrant and CoastFed Business Credit Corporation ("Coast") (4)

10.2C First Amendment to Loan and Security Agreement dated June 30, 1995 between Registrant and Coast (4)

10.2D Loan and Security Agreement dated October 11, 1994 between Registrant and Coast (4)

10.3 Employment Agreement, dated as of January 7, 1999, between Mr. Patrick Tinley and the Registrant

10.4 Employment Agreement, dated as of January 7, 1999, between Mr. Dennis Vohs and the Registrant

27.1     Financial Data Schedule

(1) Incorporated by reference to the exhibit filed with the Registrant's current Report on Form 8-K filed July 24, 1998.

(2) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form 8-A filed September 4, 1998.

(3) Incorporated by reference to the exhibit filed with the Registrant's current report on form 8-K filed February 12, 1998.

(4) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form 10-K/A filed April 30, 1998.


(b)      Reports on Form 8-K

         On April 2, 1999, the Company filed a form 8-K with the Securities and Exchange Commission to announce preliminary results for the third quarter of fiscal 1999 ended March 31, 1999.

ITEMS 1, 3 ,4 AND 5 HAVE BEEN OMITTED, AS THEY ARE NOT APPLICABLE.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ROSS SYSTEMS, INC.




Date:  May 14,1999                      /s/ ROBERT B. WEBSTER
                                  ----------------------------------------------
                                  Robert B. Webster
                                  Vice President, Finance and Administration
                                     and Chief Financial Officer

                                  (Principal Financial and Accounting Officer and Duly Authorized Officer)

                               ROSS SYSTEMS, INC.

                                INDEX TO EXHIBITS


   EXHIBIT                     DESCRIPTION
     NO.                       -----------
   -------
      10.3 Employment Agreement dated as of January 7, 1999, between the Registrant and Mr. Patrick Tinley
      10.4 Employment Agreement dated as of January 7, 1999, between the Registrant and Mr. Dennis Vohs
      27.1  Financial Data Schedule



-----------