Form 10-K
period 1999-06-30
ROSS SYSTEMS INC/CA
filed 1999-09-28
CIK 873594

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 28, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                   (MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                       OR

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

         (INCORPORATED IN DELAWARE)          (I.R.S. EMPLOYER IDENTIFICATION
                                                     NO. 94-2170198)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS: NONE              NAME OF EACH EXCHANGE ON: NONE

                            ------------------------

   SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK,
               $0.001 PAR VALUE; PREFERRED SHARES PURCHASE RIGHTS

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

    THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED UPON THE CLOSING SALE PRICE OF THE COMMON STOCK ON SEPTEMBER 20, 1999 IN THE OVER-THE-COUNTER MARKET AS REPORTED BY NASDAQ, WAS APPROXIMATELY $58,692,000. SHARES OF VOTING STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

    As of September 20, 1999, the Registrant had outstanding 22,904,312 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain items in Part III of this form 10-K Report are incorporated by reference to the Registrant's Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders to be held November 17, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ROSS SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 1999
                               TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                         -------------
PART I
Item 1.            Business............................................................................            1
Item 2.            Properties..........................................................................            6
Item 3.            Legal Proceedings...................................................................            6
Item 4.            Submission of Matters to a Vote of Security Holders.................................            6

PART II

Item 5.            Market for Registrant's Common Equity and Related Stockholder Matters...............            7
Item 6.            Selected Financial Data.............................................................            7
Item 7.            Management's Discussion and Analysis of Financial Condition and Results of
                     Operations........................................................................            8
Item 7.A.          Quantitative and Qualitative Disclosures about Market Risk..........................           18
Item 8.            Financial Statements and Supplementary Data.........................................           19
Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure........................................................................           19

PART III

Item 10.           Directors and Executive Officers of the Registrant..................................           20
Item 11.           Executive Compensation..............................................................           21
Item 12.           Security Ownership of Certain Beneficial Owners and Management......................           21
Item 13.           Certain Relationships and Related Transactions......................................           21

PART IV

Item 14.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................           22

SIGNATURES.............................................................................................           23

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

GENERAL

    The following description of business is qualified in its entirety by, and should be read in conjunction with the more detailed information and financial data, including the financial statements and notes thereto, appearing elsewhere in this Report. Unless otherwise stated in this document, references to (a) the "Company" or (b) "Ross" shall mean Ross Systems, Inc., a Delaware corporation, and its subsidiaries.

    The Company believes that it is a leading supplier of enterprise-wide business systems and related services to companies installing open systems/internet enabled software products, in particular in the process manufacturing markets. Customers are primarily medium-sized companies (with annual sales of $50 million to $2 billion) upgrading internal systems to improve profitability through the availability of timely and accurate information, as well as large companies modernizing their management information systems operations in order to reduce costs or provide business to business linkage with suppliers and customers. The Company licenses its products to customers through a direct sales force in North America and Western Europe as well as independent distributors in other markets worldwide. Since the company's inception in 1988, the Company has licensed approximately 13,000 software products to an installed base of over 3,300 customers worldwide.

PRODUCTS

    The Company markets a broad range of sophisticated business application software that addresses the financial, manufacturing, distribution, supply chain management, business to business electronic commerce, and human resource needs of manufacturers, healthcare providers and not-for-profit institutions. In addition, the Company supports a large installed base of companies, which utilize the Company's financial and human resource software products exclusively. The Company's software product license fees are based on the modules licensed, and the number of concurrent users supported by the hardware on which the modules operate.

GENERAL BUSINESS AND MANUFACTURING PRODUCTS

    The Company has developed a series of products designed for the open systems/internet enabled environment, which allows users to access and manipulate data from their desktop personal computers. These products incorporate an integrated, modular, on-line, feature-rich and user-friendly operating environment. The integration of these products allows the sharing of data between application products with a common user interface. User-friendly features include the "point-and-click" selection of information. The Company's open systems applications function in a relational database management system ("RDBMS") environment that provides for a high degree of data availability and integrity. Additionally, because the Company's Renaissance CS financial, manufacturing and distribution applications were developed with the GEMBASE fourth generation language ("4GL"), the Company believes they are easily modified and expanded. GEMBASE is a programming environment that delivers a central data dictionary, complete screen painting, editing and debugging capabilities, and links to several popular RDBMSs. GEMBASE itself is written in the C programming language to facilitate portability across multiple hardware and RDBMS platforms. Because the Renaissance CS financial, manufacturing and distribution products were developed in GEMBASE, customers often find it easy to customize their own applications. The Renaissance CS Financial Series combines these higher productivity technologies with the feature set found in the Company's traditional, award winning Renaissance products.

    The Company offers a comprehensive Enterprise Resource Planning ("ERP") solution including financials, manufacturing, distribution, maintenance, transportation management and human resources. In addition, the Company has delivered functionality specifically tailored to the unique formula and specifications-based requirements of process manufacturers, including food, consumer packaged goods, pharmaceutical and biotechnology, chemical, primary metals, and pulp and paper companies. The Company believes that this native functionality is superior to the alternative presented by many of the Company's competitors, which is to adapt systems designed primarily for the discrete manufacturing sector.

    The Company also markets a strategic management tool called Strategic Application Modeler that helps companies define and map their business processes to industry best practices, which are included in the modeler's library. The Company believes that this product shortens the implementation time period of application software systems and allows users to manage those applications throughout their life cycle.

    The Company's Renaissance CS Human Resource Series is a comprehensive, human resource management system including payroll processing. The client component has a Windows and NT graphical user interface, which includes the customizable toolbar feature. The host server processing is COBOL based, to efficiently provide for the heavy batch processing requirements of payroll.

    The Renaissance CS server applications run on Microsoft's Windows NT (with support for both the Intel and Alpha chips); Compaq Corporation's ("Compaq") Alpha, UNIX, and Open VMS operating systems; International Business Machines Corporation's ("IBM") RS/6000; Hewlett-Packard Company's ("HP") HP-UX; and Fujitsu's DS-90 UNIX. The Renaissance CS currently supports four RDBMSs: Oracle Systems Corporation's Oracle 7, Oracle 8, RDB, and Microsoft's SQL Server 7.

    The Company believes that its client components have the "look and feel" of Microsoft Windows PC applications, complete with scroll bars, buttons, pop-up menus, dialog boxes and dynamic data exchange links to popular spreadsheets and word processors. The Renaissance CS architecture enables customers to capitalize on the power of the PC.

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

    The Company introduced support for the Microsoft NT operating environment at the end of fiscal 1997. At the close of fiscal 1999, approximately seventy percent of the new product licenses were sold on the Microsoft NT environment. The Company believes that it continues to match the marketplace in the growth of new technologies while focusing on maintaining superior functionality.

THIRD-PARTY PRODUCTS

    The Company resells complementary software products licensed from third parties, including programs module for custom reporting of information maintained by the Company's programs (Business

Objects, Speedware and FRx), systems management software, and certain middle-ware products. Additionally, the Company has entered into agreements which enable it to resell RDBMS products and other products that are sublicensed to end users in conjunction with certain of the Company's open systems products. License revenues from the products described in this paragraph constituted less than 10% of total software product license revenues in fiscal 1999.

SERVICES

    The Company's worldwide services operation complements its open systems and internet enabled growth initiative. The Company offers a broad selection of services to install and optimize each available software product. Services provided by the Company fall into two broad categories, Professional Services and Client Support. In addition, the Company has established professional service relationships with large international information systems consulting firms to provide independent service offerings to customers who may prefer a consulting alternative for their project implementation.

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

    Third party consulting partners have been established to take advantage of specific industry expertise and to support the implementation demands of the company's growing customer base. The Company has developed relationships with Deloitte & Touche, Higman Health Care, Andersen Consulting, PriceWaterhouseCoopers, and RSM McGladrey to support client implementation service needs worldwide in key vertical markets.

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

MARKETING AND SALES

    The Company sells its products and services primarily through its direct sales force. At June 30, 1999, there were 139 sales and marketing employees. In support of its sales force, the Company conducts comprehensive marketing programs which include telemarketing, direct mailings, advertising, promotional material, seminars, trade shows, public relations and on-going customer communication.

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

    The Company is headquartered in Atlanta, Georgia, with sales, service and support centers in the major U.S. business locations of: Framingham (Boston), Chicago, Dallas, Costa Mesa (Los Angeles), Teaneck (New York City), Redwood City (San Francisco) and Escondido (San Diego). The Company has subsidiaries in Brussels, Belgium; Toronto and Ottawa, Canada; Paris, France; Berlin, Germany; Utrecht, the Netherlands; Barcelona and Madrid, Spain; Lisbon, Portugal and Northampton, the United Kingdom.

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

    International revenues (from foreign operations and export sales) represented approximately 33%, 31% and 33% of the Company's revenues in fiscal 1999, 1998 and 1997, respectively. The Company intends to broaden its presence in international markets by expanding its international sales force and by entering into additional distribution agreements.

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

NEW OPERATING ENVIRONMENTS

    The Company intends to expand its potential markets by enabling its products to operate in additional open systems computing environments. In fiscal 1997, the Company released a Microsoft Windows NT version of its products and in fiscal 1999 began to support Microsoft's new release of SQL Server 7, and the Sun Microsystems, Inc. Solaris Operating System.

PRODUCT LINE EXPANSION

    The Company intends to expand its potential markets by developing new products which address the needs of additional prospective customers, including those in key international markets related to both language, currency and local accounting custom and procedure. In fiscal 1999, the Company introduced EMU (European Monetary Unit) capabilities to it's product lines.

PRODUCT ACQUISITION AND ALLIANCES

    In support of its product line expansion strategy, the Company intends to acquire products or develop relationships with providers of complementary software to supplement its existing product offerings. The Company believes that the acquired software components will extend the functionality and overall value of the core product line, while third party software components will both enhance the usability and presentation of the data provided by the system and provide specialized functional extensions. The Company has agreements with FRx Software Corporation, Business Objects, Inc., Speedware, SRC Software, Inc., The Cimulation Centre, Citrix Systems, Inc., Logility, Inc., Numetrix Limited and Optical Technology Group, Inc. In 1998, the Company acquired Bizware, Inc. ("Bizware"), a software service provider specializing in Ross implementation and upgrade conversions. In 1999, the Company likewise acquired Hipoint Systems Corporation, a Canadian software service provider. Both acquisitions were primarily non-cash, stock transactions.

COMPETITION

    The business applications software market is intensely competitive. The Company competes with a broad range of applications software companies. The Company's competitors include the following: general business application software providers, such as Baan Company NV, Oracle Corporation, J.D. Edwards, and SAP AG; as well as business applications software providers in specific vertical markets that offer products that compete with the Company's in process manufacturing products. In the human resource market, the Company competes with various business applications software providers, including PeopleSoft, Inc. Many of the Company's competitors have greater financial and business resources than the Company.

    The principal competitive factors in the market for business application software include product reputation, product functionality, performance, quality of customer support, size of installed base, financial stability, hardware and software platforms supported, price, and timeliness of installation. The Company believes it competes effectively with respect to these factors.

PROPRIETARY RIGHTS AND LICENSES

    The Company provides its products to end users generally under nonexclusive, nontransferable licenses, which generally have terms of at least 20 years. Under the general terms and conditions of the Company's standard license agreements, the licensed software may be used solely for internal operations on designated computers at specific sites. The Company makes source code available for certain portions of its products.

    The Company has registered "RENAISSANCE", "RENAISSANCE CS", "COMMAND", "PROMIX", "CROSSVIEW", "MAPS" and "ROSS SYSTEMS" as trademarks in the United States. The Company has also secured registration of its copyrights in the United States for 19 of its products. Although the Company takes steps to protect its trade secrets, there can be no assurance that misappropriation may nevertheless occur and copyright and trade secret protection may not be available in certain countries.

    The Company does not hold any patents, and currently relies on a combination of trade secret, copyright and trademark laws, and license agreements to protect its proprietary rights in its products. The Company believes its products, trademarks, copyrights and other proprietary rights do not infringe the rights of third parties. If it is determined that the Company infringes the proprietary rights of third parties, such determination may harm the company's business and operating results.

EMPLOYEES

    As of June 30, 1999, the Company employed a total of 643 full time employees, including 139 in sales and marketing, 120 in product development, 324 in professional services and client support, and 60 in finance, administration and operations. The Company's employees are not represented by a labor union, and the Company believes that its employee relations are excellent.

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

    The Company also leases additional regional offices in Chicago, Illinois; Costa Mesa, California and Irving, Texas. International offices are maintained in Berlin, Germany; London, England; Northampton, England; Paris, France; Utrecht, Netherlands; Barcelona and Madrid, Spain; Lisbon, Portugal; Zaventem, Belgium; Ottawa and Mississauga, Canada. The Company believes its facilities are adequate for its current needs and that the Company can obtain suitable additional space as required.

ITEM 3. LEGAL PROCEEDINGS

    As of and for the fiscal year ended June 30, 1999, the Company is not a party to any pending litigation other than ordinary routine litigation that is incidental to the operations of the business, the Company is not aware of any threatened litigation. For a discussion of litigation's and litigation settlements pre-fiscal 1999 and fiscal 1999 accounting adjustments for such settlement amounts, See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation Settlements and Expenses."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

    The following table sets forth the range of high and low sales prices for the Company's Common Stock on the NASDAQ National Market for each of the quarters of fiscal 1999 and 1998. The Company's Common Stock trades under the NASDAQ symbol ROSS.

FISCAL 1999                                                                                            HIGH        LOW
----------------------------------------------------------------------------------------------------- -------    -------
First quarter........................................................................................ $ 5 1/16   $ 2 3/8
Second quarter....................................................................................... $ 4 3/8    $ 2 13/32
Third quarter........................................................................................ $ 4 1/2    $ 2 5/8
Fourth quarter....................................................................................... $ 3        $ 1 13/16

FISCAL 1998                                                                                           HIGH        LOW
---------------------------------------------------------------------------------------------------- -------    -------
First quarter....................................................................................... $ 5 1/8    $ 3 1/8
Second quarter...................................................................................... $ 4 15/16  $ 2 15/16
Third quarter....................................................................................... $ 3 21/32  $ 2
Fourth quarter...................................................................................... $ 5 13/32  $ 2 3/4

    The Company has never declared or paid cash dividends on its Common Stock, and the Company does not plan to declare or pay dividends in the future. The Company intends to use earnings to finance the expansion of its business. In addition, the Company's line of credit agreement with its lender contains certain covenants which limit the Company's ability to pay cash dividends. As of September 20, 1999, the approximate number of stockholders of record of the Company's Common Stock was 423.

ITEM 6. SELECTED FINANCIAL DATA

                          CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            YEARS ENDED JUNE 30,
                                                           -------------------------------------------------------
                                                              1999       1998       1997       1996        1995
                                                           ----------  ---------  ---------  ---------  ----------
STATEMENTS OF OPERATIONS DATA:
Total revenues...........................................  $  101,791  $  91,684  $  78,773  $  69,789  $   72,470
Operating earnings (loss)................................  $   (3,936) $   4,140  $    (622) $    (177) $  (15,487)

Net earnings (loss)......................................  $   (5,626) $   2,595  $  (2,353) $  (1,541) $  (15,528)
Diluted net earnings (loss) per share....................       $(.25)     $0.13     $(0.13)    $(0.10)     $(1.28)
Shares used in computing diluted net earnings (loss) per
  share..................................................      22,232     20,390     18,515     15,089      12,105

BALANCE SHEET DATA:
Working capital..........................................  $   (3,745) $   5,544  $  (8,273) $  (8,535) $  (16,023)
Total assets.............................................      83,185     78,189     69,715     58,049      55,061
Long-term debt, less current portion.....................       3,705      8,918        394         36         228
Redeemable preferred stock...............................          --         --      1,053         --          --
Total shareholders' equity...............................      29,257     30,774     22,060     18,792       8,922

    Prior years' Results of Operations have been reclassified to conform with the fiscal 1999 presentation.

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

RESULTS OF OPERATIONS

FISCAL YEARS ENDED JUNE 30, 1999, 1998, AND 1997

    The following table sets forth certain items reflected in the Company's consolidated statements of operations as a percentage of total revenues for the periods indicated, and a comparison of such statements is shown as a percentage increase or decrease from the prior year's results:

                                                                          PERCENTAGE OF
                                                                             REVENUE
                                                                            YEAR ENDED
                                                                             JUNE 30,
                                                                        ------------------
                                                                        1999   1998   1997
                                                                        ----   ----   ----
Revenues:
  Software product licenses...........................................   32%    41%    39%
  Consulting and other services.......................................   40     31     29
  Maintenance.........................................................   28     28     32
                                                                        ----   ----   ----
      Total revenues..................................................  100%   100%   100%
                                                                        ----   ----   ----
                                                                        ----   ----   ----


                                                                             PERCENTAGE
                                                                         INCREASE(DECREASE)
                                                                        ---------------------
                                                                        1999/1998   1998/1997
                                                                        ---------   ---------
Revenues:
  Software product licenses...........................................     (15)%        24%
  Consulting and other services.......................................      46          24
  Maintenance.........................................................      11          --
                                                                           ---         ---
      Total revenues..................................................      11%         16%
                                                                           ---         ---
                                                                           ---         ---

                                                                          PERCENTAGE OF
                                                                             REVENUE
                                                                            YEAR ENDED
                                                                             JUNE 30,
                                                                        ------------------
                                                                        1999   1998   1997
                                                                        ----   ----   ----
Operating expenses:
  Costs of software product licenses..................................    4%     4%     4%
  Costs of consulting, maintenance and other services.................   46     39     36
  Software product license sales and marketing........................   31     30     30
  Product development.................................................   12     12     15
  General and administrative..........................................    8      8     10
  Provision for uncollectible accounts................................    2      2      4
  Provision for settlement of litigation claim........................    0      0      1
  Amortization of other assets........................................    1      1      1
                                                                        ----   ----   ----
      Total operating expenses........................................  104     96    101
                                                                        ----   ----   ----
      Operating earnings (loss).......................................   (4)     4     (1)
Other expense, net....................................................   (1)    (1)    (1)
                                                                        ----   ----   ----
      Earnings (loss) before income taxes.............................   (5)     3     (2)
Income tax benefit (expense)..........................................   (1)     0     (1)
                                                                        ----   ----   ----
      Net earnings (loss).............................................   (6)%    3%    (3)%
                                                                        ----   ----   ----


                                                                             PERCENTAGE
                                                                         INCREASE(DECREASE)
                                                                        ---------------------
                                                                        1999/1998   1998/1997
                                                                        ---------   ---------
Operating expenses:
  Costs of software product licenses..................................      (1)%        22%
  Costs of consulting, maintenance and other services.................      16          27
  Software product license sales and marketing........................       4          16
  Product development.................................................      (2)          1
  General and administrative..........................................       3         (10)
  Provision for uncollectible accounts................................      19         (48)
  Provision for settlement of litigation claim........................       0           0
  Amortization of other assets........................................      11          38
                                                                           ---         ---
      Total operating expenses........................................       8          10
                                                                           ---         ---
      Operating earnings (loss).......................................    (210)          0
Other expense, net....................................................     (10)         26
                                                                           ---         ---
      Earnings (loss) before income taxes.............................    (323)       (293)
Income tax benefit (expense)..........................................     (24)        (53)
                                                                           ---         ---
      Net earnings (loss).............................................    (284)%         0%
                                                                           ---         ---

    REVENUES. Total revenues increased 11%, to $101,791,000, in fiscal 1999 from $91,684,000 in 1998. Fiscal 1998 revenues represented a 16% increase from revenues of $78,773,000 in fiscal 1997. Software product license revenues decreased 15% from fiscal 1998 to 1999 and increased 24% from fiscal 1997 to 1998. Consulting revenues increased 46% from fiscal 1998 to 1999 and increased 24% from fiscal 1997 to 1998. Maintenance revenues from first year and renewed maintenance agreements, both of which are recognized ratably over the maintenance period, increased 11% from fiscal 1998 to 1999 and were virtually unchanged from fiscal 1997 to 1998.

    Fiscal 1999 European software product license revenues increased from fiscal 1998's results by 26% or $2,223,000. This increase was offset by decreases in software product license revenues in the North American and Asia/Pacific Rim markets of 30% and 6% or $7,847,000 and $198,000, respectively. The Company believes that the decrease in the North America market is principally a result of an industry-wide slowdown in customers willingness to purchase new software because of issues related to the year 2000 date recognition problem (Y2K). The Y2K issue arises because certain electronic data processing systems use two digits rather than four to define the applicable year which may preclude proper date recognition after December 31, 1999. The Company believes that the decrease in the Asia/Pacific Rim markets was due to the continued depressed economic conditions that exist in this area. The Company believes that the increase in the European market is largely a result of its increased marketing and sales effort in this region during fiscal 1999 in order to maintain presence and increase market share in this area. Software product license revenues in France, U.K., and other European countries increased 157%, 88%, and 74% or $1,758,000, $1,241,000, and $1,113,000, respectively. These increases were somewhat offset by decreases in the Spanish and German Markets. The Company's open systems applications represented approximately 93% of software product license revenues for fiscal 1999, 1998, and 1997.

    Fiscal 1998 North American and European software product license revenues increased from fiscal 1997's results by 32% and 30%, or $6,336,000 and $1,986,000, respectively. This increase was offset by a decrease in software product license revenues from the Asia/Pacific Rim market of $842,000, or 20%. The Company believes that the decrease in Asia/Pacific Rim market was largely a result of depressed economic conditions in that area. The Company believes the increase in North American revenues was principally a result of increased demand for the Company's Open-Systems products during fiscal 1998. The Company believes that increased North American demand is attributable to several factors, including increased marketing focus on Client Server applications by the Company during fiscal 1998, and the release of new functionality in the Company's 4.x version of Renaissance CS. European revenues increased principally as a result of the addition of the Company's Spanish subsidiary and one large agreement that significantly impacted revenues in Germany. Software product license revenues in Spain and Germany increased 184% and 853%, or $2,347,000 and $768,000, respectively. These increases were somewhat offset by declines in the Benelux and UK markets.

    Revenues from consulting and other services (which are recognized as performed) correlate with software product license revenues (which are recognized upon delivery), so that when software product license revenues increase, future period services revenues generally increase as a result. Fiscal 1999 consulting and other services revenues increased 46%, or $13,047,000, over fiscal 1998 results. The Company experienced growth in the North American and European markets of 51% and 40%, respectively. A fiscal 1999 decline of 6% in Asia/Pacific Rim consulting revenues offset the North American and European gains. The Company believes that the decrease in the Asia/Pacific Rim market was due largely to the continued depressed economic conditions in that area. The Company believes that the North American gains are largely a result of the Company's acquisitions of Bizware in fiscal 1998 and Hipoint in the early part of fiscal 1999, as well as continued management focus on increasing revenues in this product line. Furthermore, the company believes that the European gains are attributable largely to the increase in software product license revenues over the prior fiscal year. Additionally, the Company has increased its consulting capacity by expanding the number of outside consultants used to perform implementations, consulting and other professional services. These consultants normally cost more and generate lower gross margins than services performed by Company employees, but are necessary to meet the growing demand for consulting services related to the Company's products. Fiscal 1998 consulting and other services revenues increased 24%, or $5,393,000 from fiscal 1997 results. For the year, North American and European consulting revenues increased 29% and 17%, or $4,270,000 and $1,315,000, respectively. The Company also had consulting services revenue in the Pacific Rim of $505,000 in fiscal 1998. The Company believes that consulting revenues increased during fiscal 1998 as a result of the increase in software product license revenue over fiscal 1997.

    Maintenance agreements are renewed annually by most of the Company's maintenance customers. Maintenance revenues increased 11%, or $2,882,000, from fiscal 1998 to fiscal 1999. Maintenance revenues were virtually unchanged from fiscal 1997 to 1998. Maintenance revenues have increased slightly over the past three years as a net result of increases in the Company's Renaissance CS maintenance revenues offset to a lesser extent by some maintenance contracts which have expired without renewal.

    As a percentage of total revenues, the Company's international operations have remained relatively consistent at 33%, 31% and 33% in fiscal years 1999, 1998 and 1997, respectively. In fiscal 1999, the Company experienced growth in Europe, partially offset by a decrease in Asia/Pacific Rim revenues. European revenues for fiscal 1999 increased 25%, or $6,011,000, offset by a decrease in Asia/Pacific Rim of 7%, or $295,000.

    The Company's large Pacific Rim contract represents a distributor agreement with a Japanese company (the "Distributor") whereby the Distributor has an exclusive license to reproduce and sell certain Ross products in the Pacific Rim. In exchange for this distribution right, the agreement, which is renewable annually, called for the Company to receive at least a "minimum annual royalty" equal to $2.5 million in fiscal 1997 and 1998, $4 million in fiscal 1999 and $4.5 million in fiscal 2000. These royalty payments are based on sales quotas for the period that the Distributor agrees to meet or exceed in order to keep its exclusive distributorship. The Distributor met its quota for fiscal 1997, 1998 and 1999. In August 1998 the Distributor agreed to renew its exclusive distributor relationship with the Company for fiscal 1999. The Company recognizes revenue at the greater of the annual minimum royalty amount or a contractually defined amount determined from licenses sold by the distributor. However, due to economic conditions in Asia/Pacific Rim, the Company and the Distributor renegotiated the distributor agreement for fiscal 1999 to an annual minimum royalty of $2.5 million. Furthermore, the Company expects to recognize $2.0 million from the Distributor in fiscal 2000.

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

    Revenues have been derived from a relatively large number of customers. No single customer accounted for more than 10% of revenues during fiscal 1999, 1998 or 1997.

    COSTS OF SOFTWARE PRODUCT LICENSES. Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the mix of third-party products being sold. Many of the Company's newer products have third party royalty obligations associated with them that had not existed previously. Costs of software product licenses for fiscal 1999 increased by 10% to $3,895,000 from $3,536,000 in fiscal 1998. This increase was due to a greater amount of third-party products being bundled with the Company's product. Costs of software product licenses for fiscal 1998 increased by 22% from $2,905,000 in fiscal 1997. The 1998 over 1997 increase is directly related to the increase in the Company's software product license revenues for the same periods. The Company's gross profit margin resulting from software product license revenues for fiscal 1999 was 88%, a decrease from 91% in fiscal 1998 and a decrease from 90% in fiscal 1997. Increases in third party royalty expenses led to the decline in these margins from fiscal 1997 to 1998. The margin increased slightly in fiscal 1998 from fiscal 1997 as a result of selling a different mix of third party products resulting in higher margins for the Company.

    COSTS OF CONSULTING, MAINTENANCE AND OTHER SERVICES. Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. The Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services increased 29% to $46,410,000 in fiscal 1999 from $36,106,000 in fiscal 1998. These cost increases related directly to increased consulting revenues which were attributable to the full year effect of the Bizware acquisition and the 10 month effect of the Hipoint Systems acquisition. Furthermore, the Company experienced some consulting revenue increases from software license agreements entered into during fiscal 1998. Fiscal 1998 costs of consulting, maintenance and other services increased 27% from $28,511,000 in fiscal 1997. As software license activity increased in fiscal 1998 over fiscal 1997, more internal and outside consultants were required by the Company to service these new customers. The increase in costs over the prior year is largely a result of the additional fiscal 1998 expenses related to the Company's fiscal 1997 acquisition of its Spanish subsidiary and the fiscal 1998 acquisition of its business partner Bizware, as well as additional services personnel hired by the company during fiscal 1998. The additional fiscal 1998 expenses related to the Spanish and Bizware subsidiaries were approximately $3,158,000. The fiscal 1998 increase was principally a result of increased personnel-related expenses of $3,558,000 (including the increases from the acquisition of the Spanish and Bizware subsidiaries), increases in costs related to outside consultants of $2,601,000 and increased travel expenditures of $485,000 compared to the prior year. While the Company trained its additional staff, it incurred higher outside consulting expenses to meet short-term customer demands.

    GROSS PROFIT MARGINS. The Company's gross profit margins resulting from consulting, maintenance and other services revenues for fiscal 1999, 1998 and 1997 were 33%, 32% and 41%, respectively. The increase in gross profit margins from fiscal 1998 to 1999 was due largely to better management of variable expenses. Furthermore, the consulting revenues represent a larger portion of the revenue mix and lower gross profit.

Additionally, in order to meet increasing customer demands and fill services and consulting personnel vacancies, there were increases in personnel expenses related to the hiring and training of new services and consulting personnel who must undergo training before beginning to generate revenue. The deterioration in the gross profit margin from fiscal 1997 to 1998 was due largely to the increase in personnel expenses related to the hiring and training of new services and consulting personnel and the time required until these new personnel begin to generate revenue.

    SOFTWARE PRODUCT LICENSE SALES AND MARKETING EXPENSES. Software product license sales and marketing expenses increased 16% in fiscal 1999 over 1998, and increased 13% in fiscal 1998 over 1997. The increases for fiscal 1999 over fiscal 1998, are directly related an increased headcount, as well as increased sales and marketing efforts. Employee related expenses, including compensation increased approximately $3,200,000, travel and trade show related expenses increased approximately $475,000 and advertising related expenses increased approximately $400,000. A portion of the increase for fiscal 1998 over fiscal 1997, was due to the aforementioned acquisition of the Spanish subsidiary at the end of the second quarter of fiscal 1997 and the acquisition of Bizware in January 1998. Additionally, the Company experienced a general increase in personnel-related expenses, along with the additional commission expenses related to the aforementioned increases in software product license revenue from fiscal 1997 to 1998. For fiscal 1998, the additional expenses attributable to the Spanish and Bizware subsidiaries were approximately $1,226,000 over the same period of the prior year. Also for fiscal 1998, personnel-related expenses including salaries and commissions increased approximately $2,097,000, facilities expenses increased approximately $315,000 and travel-related expenses increased approximately $526,000 from the same period in the prior year as a result of increases in sales and marketing personnel (inclusive of the Spanish and Bizware increases).

    PRODUCT DEVELOPMENT EXPENSES. A summary of the components of product development expenditures for the past three years follows (in thousands):

                                                                                         YEAR ENDED JUNE 30,
                                                                                   -------------------------------
                                                                                     1999       1998       1997
                                                                                   ---------  ---------  ---------
Expenses.........................................................................     11,959  $  10,960  $  10,880
Amortization of previously capitalized software development costs................     (8,806)    (7,520)    (7,112)
                                                                                   ---------  ---------  ---------
Expenses, net of amortization....................................................      3,153      3,440      3,768
Capitalized software development costs...........................................     11,572     10,055      8,879
                                                                                   ---------  ---------  ---------
    Total expenditures...........................................................  $  14,725  $  13,495  $  12,647
                                                                                   ---------  ---------  ---------
Total expenditures as a percent of total revenues................................        14%        15%        16%
                                                                                   ---------  ---------  ---------
Capitalized software, net of amortization, as a percent of total expenditures....        19%        19%        14%
                                                                                   ---------  ---------  ---------

    As a percentage of total revenues, fiscal 1999 as well as fiscal 1998 product development expenditures decreased from 1997 expenditures. This decrease is largely attributable to the growth in revenues experienced during fiscal 1999 and 1998. Total development expenditures increased slightly from fiscal 1997 levels. Product development expenditures during fiscal 1999 and fiscal 1998 have been primarily focused on continued enhancements to existing products and developing new products. During fiscal 1999 and fiscal 1998, software development costs capitalized included amounts attributable to the development of additional international features for the Company's Renaissance CS products, developing the 4.X series of Renaissance CS, and developing Y2K compliance for the Company's Renaissance Classic products. The Company does not expect to have any additional expenditures related to the Y2K compliance upgrade on its Renaissance Classic products. The Company believes that its Renaissance CS products have been Y2K compliant since their introduction in 1992.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 15% to $8,337,000 in fiscal 1999 from $7,258,000 in fiscal 1998.
Fiscal 1998 represented an decrease of 10% from $8,050,000 in fiscal 1997. The increase from 1998 to 1999 was due to several factors. Primarily, expenses related to upgrading the Company's computer systems and communications systems related to Y2K increased by approximately $368,000. Travel expenses increased approximately $200,000 as a result of increased management focus on the Company's European operations. Legal and Professional expenses increased approximately $185,000 primarily due to the Company's re-incorporation during fiscal 1999 as well the adoption of the shareholders rights agreement during fiscal 1999. Furthermore, employee expense related to severance increased approximately $172,000. Finally, rent expense increased approximately $154,000 as a result of standard rent escalations as well as the full year effect of certain acquired leases related to business acquisitions and office relocations. The major cause of the decrease in fiscal 1998 related to personnel and travel related expenses. During fiscal 1997, the Company moved its finance and administrative headquarters to Atlanta from California and therefore incurred an increased level of employee and travel costs.

    PROVISION FOR DOUBTFUL ACCOUNTS AND RETURNS. In fiscal 1999, 1998 and 1997, the Company recorded provisions of $2,421,000, $1,830,000, and $3,534,000, respectively. These provisions represent management's best estimate of the doubtful accounts for each period.

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

    AMORTIZATION OF OTHER ASSETS. Amortization of intangible assets resulted in charges of $1,263,000, $1,024,000, and $742,000 in fiscal 1999, 1998 and 1997, respectively. These charges related to the purchase of the Company in 1988 and its subsequent acquisitions of other products and companies. During fiscal 1999, the Company purchased HiPoint Systems Inc. The related intangible assets are being amortized over periods ranging from two to seven years. Increases in fiscal 1999 are directly related to the acquisition of Hipoint Systems. During fiscal 1998, the Company purchased Bizware, Inc. The related intangible assets are being amortized over periods ranging from two to seven years. Also during fiscal 1998, the Company capitalized approximately $431,000 of debt issuance costs related to the receipt of $10,000,000 of convertible debenture financing. For a description of the convertible debenture financing, see "Liquidity and Capital Resources." These costs are being amortized over five years. During fiscal 1997, the Company acquired its Spanish distributor. The related goodwill of $1,541,000 is being amortized over seven years.

    OTHER INCOME AND EXPENSE. Fiscal 1999, 1998 and 1997 other income is composed largely of interest income of $195,000, $100,000 and $110,000, respectively. Fiscal 1999 interest income increased from 1998 as a result of higher invested cash balances compared to fiscal 1998. Fiscal 1998 interest income declined from 1997 as a result of lower invested cash balances compared to fiscal 1997. Interest expense increased from fiscal 1997 to 1998 and increased from fiscal 1998 to fiscal 1999 as a result of increased borrowings under the Company's revolving credit facilities and increased capital lease activities.

    INCOME TAXES. The Company recorded income tax expense of $321,000 during fiscal 1999. This expense relates to a refund received for a carryback of certain net operating losses against prior period income ($414,000), foreign withholding taxes expensed during the year ($473,000), an accrual for federal alternative minimum taxes ($89,000) and accruals for other state taxes payable ($173,000). At June 30, 1999, the Company had net income taxes payable of $145,000, related primarily to various taxing jurisdictions in North America, principally Canada where the Company has used all of its net operating loss carryforwards. The Company anticipates recording significant future foreign withholding tax expenses related to the aforementioned Japanese distributorship agreement, representing 10% of future annual royalty payments from this agreement. The Company recorded income tax expense of $382,000 during fiscal 1998. This expense relates to foreign withholding taxes expensed during the year ($337,000), and accruals for other state taxes payable ($45,000). At June 30, 1998, the Company had net income taxes payable of $397,000, related primarily to various taxing jurisdictions in North America, principally Canada where the Company has used all of its net operating loss carryforwards. The Company recorded income tax expense of $809,000 during fiscal 1997. This expense relates to foreign withholding taxes paid during the year ($722,000) and accruals for other state taxes payable ($87,000). At June 30, 1997, the Company had income taxes payable of approximately $199,000, which primarily related to taxes payable to various taxing jurisdictions within North America. At June 30, 1999, the Company had net operating loss carryforwards of approximately $31,555,000, $10,331,000, and $26,146,000 for federal, California and foreign tax purposes, respectively. These carryforwards, if not utilized, will expire between fiscal 2000 and 2014, with the majority expiring in 2009 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 1999, net cash provided by operating activities decreased $5,742,000 compared to the prior year. An aggregate net increase in the non-cash charges for depreciation, amortization and provisions for bad debt of $1,741,000 and an aggregate increase in the cash effect of accounts payable of $6,412,000 were offset by decreased Company earnings of $8,008,000, an extraordinary charge of $213,000 and cash used to fund increased accounts receivable and other assets and liabilities of $5,674,000. The increased receivables portfolio was a result of timing of revenues recognized, payment terms of longer than normal but less than a year on some contracts and some degradation of the receivables turnover in Europe. Management feels that the risk of uncollectibility has been appropriately assessed and reflected in the consolidated financial statements.

    During fiscal 1999, the Company required $13,091,000 for investing activities versus $11,618,000 in the prior year, an increase of $1,473,000. Investment in property and equipment increased by $571,000 over the prior year as a result of the Company's continued expansion in Europe and Y2K preparedness activities. The worldwide growth in its consultancy organization also necessitated increased investment. Capitalized computer software costs increased by $1,517,000 due to timing of development work performed. Other investment items including payment of debt issuance cost and expenses related to acquisitions and divestitures decreased by $615,000. The Company financed its continuing operations during fiscal 1999 through cash generated from operations and available credit facilities.

    Cash flows from financing activities increased by $3,066,000 versus the prior fiscal year. The cash used in the convertible debenture redemption of $2,667,000 face amount of the debentures was offset by increased cash provided by borrowing under the Company's existing credit facility, which was also necessary to fund the decrease in the net cash provided from operating activities. Other financing activities resulted in an increase in cash of approximately $611,000. The lack of convertible debenture issuance in fiscal 1999 resulted in a decrease in cash of $10,000,000.

    At June 30, 1999, the Company had $6,294,000 of cash and cash equivalents. The Company also has a revolving credit facility with an asset-based lender with a maximum credit line of $15,000,000, a maturity date of October 31, 2000, and an interest rate equaling the Prime Rate plus 2%. Borrowings under the credit facility are collateralized by substantially all assets of the Company. At June 30, 1999, the Company had $11,981,000 outstanding against the $15,000,000 revolving credit facility, and based on the eligible accounts receivable at June 30, 1999, the Company's cash and remaining borrowing capacity under the revolving credit facility total approximately $6,344,000.

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

    On April 23, 1998, the Company issued and sold 353,000 shares of its Common Stock to this investor upon the exercise of the warrant to purchase 640,000 shares of the Company's Common Stock mentioned above. The Company and the investor also agreed to cancel the remaining 287,000 shares of Common Stock subject to the warrant. The aggregate exercise price paid by this investor was $1,141,946, representing a per share exercise price of $3.23. The Company and the investor agreed to reduce the exercise price from that set forth in the warrant certificate, dated July 3, 1996, representing the warrant in consideration for the cancellation. The Company has used the proceeds from this exercise to fund its current operations. On April 24, 1998, the Company issued 286,633 shares of it's Common Stock to this investor upon the conversion of the remaining 107 shares of the Series E Mandatory Redeemable Convertible Preferred Stock. Because this transaction involved the exchange of one security for another security, the investor paid no additional consideration to the Company

    On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The Investors invested $6,000,000 on February 6, 1998 and $4,000,000 on June 11, 1998. The material agreements between the Company and each Investor have been filed as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on February 12, 1998. $8,461,000 and $3,033,000 of these debentures remained outstanding at June 30, 1998 and June 30, 1999, respectively. With the exception of the redemption described below, the difference between the original $10,000,000 borrowing and amounts outstanding at the above mentioned dates represents conversion of the debt into shares of the Company's Common Stock at various conversion prices as determined in accordance with the convertible debenture agreement. The Company notified the Investors that it would redeem $4,000,000 of the convertible subordinated debentures on October 7, 1998 (the "Redemption Date") at a redemption price of $4,320,000 (108 percent of the face value of the redeemed debentures) plus interest accrued through the redemption date. On the Redemption Date, the Company actually redeemed $2,667,000 of the convertible subordinated debentures at a redemption price of $2,880,000. The difference between the face amount of debentures redeemed and the total redemption price paid represents the conversion premium which has been reported as an extraordinary item during fiscal 1999. The company and the Investor holding the convertible subordinated debenture that was not redeemed negotiated certain changes to the conversion features of the debenture that, among other things, precludes conversion prior to October 7, 1999.

    The Company's ability to meet its cash requirements for operations and recurring capital expenditures will depend upon funds expected to be generated from operations, the remaining proceeds from the aforementioned convertible debentures, and amounts available under its line of credit facility. However, the Company may be required to seek additional financing. The company may raise additional funds through public or private financing or other arrangements. The company cannot assure you that additional funding, if sought, will be available on favorable terms. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The company's failure to raise capital when needed may harm its business and operating results.

NEW ACCOUNTING PRONOUNCEMENTS

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

    On September 18, 1998 the Board of Directors of the Company approved an adjustment to the exercise price for certain outstanding stock options held by all current employees, which have an exercise price of $3.00 and above. In consideration for this repricing offer, officers of the Company participating in the option repricing were required to forfeit 10% of the shares subject to each option being repriced, while non-officer employees participating in the option repricing are subject to a one year limitation on the exercisability of repriced options subject to certain exceptions. The one year limitation on ability to exercise will expire on September 28, 1999. The revised exercise price was established by reference to the closing price of the Company's Common Stock on September 28, 1998, which was approximately $2.59. Approximately 90 employees participated in the repricing with approximately 1,336,000 options being repriced. Of the stock options repriced, options to purchase approximately 831,000 shares were held by executive officers of the Company.

    On January 7, 1999, the Company entered into employment agreements with each of J. Patrick Tinley, the Company's President and Chief Operating Officer and member of the Board of Directors, and Dennis V. Vohs, the Company's Chairman of the Board of Directors and Chief Executive Officer (the Employment Agreements). In addition to a salary and benefits, each employment agreement provides the employee with a continuation of salary and benefits for a twenty-four month period immediately following the employee's termination of employment by the Company "without cause" (as that term is defined in the Employment Agreement). In addition, if within the first nine months following a "change of control" of the Company the employee terminates his employment of the surviving corporation for "good reason" or the surviving corporation terminates the employee's employment for any reason other than "cause" or "disability" (as each of these terms in quotes is defined in the Employment Agreements), the employee shall then be entitled to a continuation of then applicable salary for the twenty-four month period immediately following the termination date and all unvested stock options and similar rights shall become vested and exercisable. Mr. Tinley's and Mr. Vohs Employment Agreements have been filed as Exhibit 10.3 and Exhibit 10.4, respectively to the Company's Quarterly Report on Form 10-Q for the third quarter of fiscal 1999, filed May 17, 1999.

    On September 17, 1999, the Company entered into an employment agreement with Robert B. Webster, the Chief Financial Officer and Secretary of the Company.In addition to a salary and benefits, the employment agreement provides the employee with a continuation of salary and benefits for a twelve month period immediately following the employee's termination of employment by the Company "without cause" (as that term is defined in the Employment Agreement). In addition, if within the first nine months following a "change of control" of the Company the employee terminates his employment of the surviving corporation for "good reason" or the surviving corporation terminates the employee's employment for any reason other than "cause" or "disability" (as each of these terms in quotes is defined in the Employment Agreements), the employee shall then be entitled to a continuation of then applicable salary for the twelve month period immediately following the termination date and all unvested stock options and similar rights shall become vested and exercisable. Mr. Webster's Employment Agreement has been filed as Exhibit 10.5 to Company's Annual Report on this Form 10-K.

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

    THE COMPANY'S STATE OF READINESS

    The Year 2000 project plan, including assessment, improvement, testing and implementation, has been established. The implementation phase is 99% complete and should be finalized in September 1999 upon receipt of all remaining supplier Year 2000 readiness inquiries and completed migration of certain internal systems.

    Assessment of the Year 2000 compliance of third parties with whom the Company has material relationships is in process. The Company's material third party relationships include the following:

        (a) Software vendors: The Company has upgraded all purchased software to a Year 2000 compliant version and has completed the testing phase;

        (b) Equipment vendors: The response to the Year 2000 readiness inquiries from equipment vendors, which includes all embedded chip equipment, is at 95%; and

        (c) Service providers: The response to the Year 2000 readiness inquiries from third party service providers, which includes utilities, phone service and all facility related services, is at 100%.

    Thus far, the responses received, from the Company's third party vendors and suppliers indicate compliance on or before November 1999.

    The preliminary assessment of internal information technology and non-information technology systems has been completed. Internal non-compliant items have been identified and prioritization of internal non-compliant items is in process. A system for tracking Remediation has been established and non-compliant items identified are expected to be completed in September 1999. Based on the findings of the planning and assessment phases completed to date, the Company does not believe independent verification or validation processes will be necessary.

    COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

    The current estimate of the cost of Remediation and equipment and software replacement ranges between $330,000 and $350,000, of which approximately $330,000 has been incurred to date, and is summarized as follows:

Code modification and testing:                               $260,000-$275,000
Personal computer, software and other upgrades                $70,000-$75,000

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

    The contingency plan, which is largely a subset of the company's existing disaster recovery plan, is designed to ensure that the necessary backup measures for computer processing are identified.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    FOREIGN EXCHANGE: The Company has a world-wide presence and as such maintains offices and derives revenues from sources overseas. For fiscal 1999, International revenues as a percentage of total revenues was approximately 33%. The Company's international business is subject to typical risks of an international business, including, but not limited to: differing economic conditions, changes in political climates, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in fiscal 1999 was not material.

    INTEREST RATES: The Company's exposure to interest rates relates primarily to the Company's cash equivalents and certain debt obligations. The Company invests in financial instruments with original maturities of three months or less. Any interest earned on these investments is recorded as interest income on the Company's statement of operations. Because of the short maturity of our investments, a near-term change in interest rates would not materially effect our financial position, results of operations, or cash flows. Certain of the Company's debt obligations include a variable rate of interest. A significant, near-term change in interest rates could materially effect our financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is incorporated by reference herein from Part IV Item 14(a) (1) and (2) of this Form 10-K Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company filed a Current Report on Form 8-K/A dated July 2, 1998 which reported under Item 4, that the Company terminated, by dismissal, its relationship with Coopers & Lybrand L.L.P. as principal accountants. At the same time, the Company announced the engagement of Arthur Andersen L.L.P. as its principal accountants. The decision to change accountants was approved by the Audit Committee of the Board of Directors. The Company also stated that there were no disagreements between Coopers & Lybrand L.L.P. and the Company.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement.

EXECUTIVE OFFICERS

    The executive officers of the Company and their ages at June 30, 1999 are as follows:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Dennis V. Vohs.......................................          55   Chairman of the Board and Chief Executive Officer
J. Patrick Tinley....................................          51   President, Chief Operating Officer and Director
Robert B. Webster....................................          51   Vice President, Chief Financial Officer and Secretary
Joseph L. Southworth.................................          49   Exec. Vice President Product Development & Support
Donald F. Campbell...................................          48   Vice President, Worldwide Marketing
Malcolm Marais.......................................          43   Vice President, Professional Services
Peter Van Houten.....................................          46   Vice President, North American Sales
Oscar Pierre.........................................          43   Vice President, European and Latin American
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

    MR. VOHS has served as Chairman of the Board and Chief Executive Officer since November 1988. Prior to joining the Company, Mr. Vohs held various executive positions with Management Science America, Inc. over an 18 year period. Prior to MSA, he held various technical positions at IBM. Mr. Vohs received a Bachelors of Science in Industrial Engineering from Georgia Tech University.

    MR. TINLEY joined the Company in November 1988 as Executive Vice President, Business Development and has served as Executive Vice President, Product Development and Executive Vice President, Product Development & Client Services. Mr. Tinley was promoted to President and Chief Operating Officer in 1995 and has been a director of the Company since 1993. Prior to 1988, Mr. Tinley held management positions with Management Science of America, Inc. and Royal Crown Companies. Mr. Tinley received a Bachelors in Science from Columbus College.

    MR. WEBSTER joined the Company in June 1998 as Vice President, Chief Financial Officer and Secretary. Prior to joining the Company, Mr. Webster served, since February 1995, as Executive Vice President/CFO of Americom Holdings, Inc. a direct mail marketing company and prior to that as Vice President/CFO of Sunds Defibrator, Inc. a pulp and paper process machinery and technology supplier. Mr. Webster is a Certified Public Accountant in the State of Georgia. Mr. Webster received both a Bachelor of Science in

Accounting and Computer Science as well as a Masters of Business Administration in Information Systems from the Jesuit College of New Jersey, St.Peter's College.

    MR. SOUTHWORTH joined the Company in 1988 and has served as the Executive Vice President, Development and Support since May 1996. Prior to 1996, Mr. Southworth served as Vice President, Advanced Technology Consulting, Vice President, Worldwide Marketing and Vice President, Consulting Services. Prior to joining the Company, he was Director of Information Technology at Coopers & Lybrand. Mr. Southworth received a Bachelors of Arts in Economics from The College of William & Mary.

    MR. CAMPBELL joined the Company in November 1994 as Vice President, Worldwide Marketing. Prior to joining the Company, Mr. Campbell served as the Senior Vice President, Marketing for Comdata Corporation from August 1989 to April 1994. From April 1994 to November 1994, Mr. Campbell was an independent consultant. Mr. Campbell received a Bachelor of Arts from Hartwick College.

    MR. MARAIS has served as Vice President Professional Services since June of 1998. Prior to that, he was Director of Client Services Marketing from December 1996 to June 1998. For the period May 1995 to December 1996, he worked as a Director of Business Development for a unit of Deloitte & Touche Consulting Services Group. For the prior two years, he was independently employed as a consultant. Mr. Marais has diplomas from overseas universities in the areas of Management and Computer Science.

    MR. VANHOUTEN was promoted to Vice President, North American Sales in January 1996. From January 1987 to January 1996, Mr. Van Houten served in various sales capacities, most recently as Regional Vice President, Northeastern Sales. Prior to joining the Company, he served for the company as Vice President of Sales & Marketing at Lifelines Technologies. Mr. VanHouten received a Bachelors of Arts Degree in Business Administration from William Paterson College. Mr. VanHouten also received a Masters in Business Administration from Pace University.

    MR. PIERRE joined the Company in 1997 as Vice President, European and Latin American Operations following the company's acquisition of its Spanish subsidiary. Prior to the acquisition, he was the majority shareholder of the Company's Spanish subsidiary. From April 1990 to 1995, Mr. Pierre was founder and majority shareholder of Software International S.A. Mr. Pierre received a degree in Industrial Engineering overseas from The University Technical School of Barcelona.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Report:

    1. CONSOLIDATED FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Ross Systems, Inc. are filed as part of this report:

                                                                                                      PAGE
                                                                                                      -----
Fiscal 1999 and 1998 Report of Arthur Andersen LLP, Independent Public Accountants...............         F-1
Fiscal 1997 Report of Coopers & Lybrand L.L.P., Independent Accountants..........................         F-2

Consolidated Balance Sheets as of June 30, 1999 and 1998.........................................         F-3
Consolidated Statements of Operations--Years Ended June 30, 1999, 1998, and 1997.................         F-4
Consolidated Statements of Cash Flows--Years Ended June 30, 1999, 1998, and 1997.................         F-5
Consolidated Statements of Shareholders' Equity--Years Ended June 30, 1999, 1998, and 1997.......         F-6
Notes to Consolidated Financial Statements.......................................................         F-7

    2. FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of Ross Systems, Inc. for the Years Ended June 30, 1999, 1998, and 1997 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Ross Systems, Inc.

SCHEDULE                                                                   PAGE
-------------------------------------------------------------------------  ----
II Valuation and Qualifying Accounts.....................................  S-1

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

    On April 2, 1999, the Company filed a report on form 8-K which stated under item 5 that the Company had made a press release with regards to the financial results of its third quarter of fiscal 1999, ended March 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 28th day of September, 1999.

                                ROSS SYSTEMS, INC.

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board and
      /s/ DENNIS V. VOHS          Chief Executive Officer
------------------------------    (Principal Executive      September 28, 1999
        Dennis V. Vohs            Officer)

                                Vice President, Finance
                                  and Administration,
    /s/ ROBERT B. WEBSTER         Chief Financial Officer
------------------------------    (Principal Financial and  September 28, 1999
      Robert B. Webster           Accounting Officer) and
                                  Secretary

    /s/ J. WILLIAM GOODHEW
------------------------------  Director                    September 28, 1999
      J. William Goodhew

     /s/ MARIO M. ROSATI
------------------------------  Director                    September 28, 1999
       Mario M. Rosati

      /s/ BRUCE J. RYAN
------------------------------  Director                    September 28, 1999
        Bruce J. Ryan

    /s/ J. PATRICK TINLEY
------------------------------  President, Chief Operating  September 28, 1999
      J. Patrick Tinley           Officer and Director

                               ROSS SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 1999
                               ROSS SYSTEMS, INC.
                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                                   DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
     3.1   Certificate of the Registrant, as amended (1)

     3.2   Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock of the
           Registrant (3)

     3.4   Certificate of Amendment to the Bylaws of the Registrant

     4.3   Form of the subordinated debenture agreement due February 6, 2003 issued by the Registrant to each investor (3)

     4.4   Registration Rights Agreement between the Registrant and each Investor (3)

    10.1   Preferred Share Rights Agreement, dated September 4, 1999 between the Registrant and BankBoston N.A. (2)

    10.2A  Extension Agreement and Amendment to Loan Documents dated March 21, 1997 between Registrant and Coast
           Business Credit, a division of Southern Pacific Thrift and Loan Association. (4)

    10.2B  Extension Agreement and Amendment to Loan Documents dated August 18, 1995 between Registrant and
           CoastFed Business Credit Corporation ("Coast") (4)

    10.2C  First Amendment to Loan and Security Agreement dated June 30, 1995 between Registrant and Coast (4)

    10.2D  Loan and Security Agreement dated October 11, 1994 between Registrant and Coast (4)

    10.3   Employment Agreement dated January 7, 1999, between Mr. Patrick Tinley and the
           Registrant (5)

    10.4   Employment Agreement dated January 7, 1999, between Mr. Dennis Vohs and the
           Registrant (5)

    10.5   Employment Agreement dated September 13, 1999, between Mr. Robert B. Webster and the Registrant

    21.1   Listing of Subsidiaries of Registrant

    23.1   Consent of Arthur Andersen LLP

    23.2   Consent of PriceWaterhouseCoopers LLP

    24.1   Power of Attorney (included on signature page)

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

(5) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed May 17, 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Ross Systems, Inc.:

    We have audited the accompanying consolidated balance sheet of Ross Systems, Inc. and subsidiaries as of June 30, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ross Systems, Inc. and subsidiaries as of June 30, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

                                          Arthur Andersen LLP

Atlanta, Georgia

August 20, 1999

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    6,294  $    7,248
  Accounts receivable, less allowance for doubtful accounts and returns of $2,884 and
    $1,974 in 1999 and 1998, respectively.................................................      37,593      34,878
  Prepaid and other current assets........................................................       2,591       1,915
                                                                                            ----------  ----------
    Total current assets..................................................................      46,478      44,041
Property and equipment....................................................................       5,172       5,885
Computer software costs...................................................................      27,261      24,339
Other assets..............................................................................       4,274       3,924
                                                                                            ----------  ----------
    Total assets..........................................................................  $   83,185  $   78,189
                                                                                            ----------  ----------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of debt............................................................  $   12,536  $    4,607
  Accounts payable........................................................................      10,232       6,359
  Accrued expenses........................................................................       8,743       8,950
  Income taxes payable....................................................................         145         397
  Deferred revenues.......................................................................      18,567      18,184
                                                                                            ----------  ----------
    Total current liabilities.............................................................      50,223      38,497
Long-term debt, less current installments.................................................       3,705       8,918
                                                                                            ----------  ----------
    Total liabilities.....................................................................      53,928      47,415
                                                                                            ----------  ----------
Shareholders' equity:
  Common stock, $0.001 par value; 35,000,000 shares authorized; 22,904,312 and 21,106,867
    shares issued and outstanding at June 30, 1999 and 1998, respectively.................          23          21
Preferred stock, no par value 5,000,000 shares authorized; 0 shares issued and
  outstanding.............................................................................          --          --
  Additional paid-in capital..............................................................      84,261      79,646
  Accumulated deficit.....................................................................     (53,372)    (47,745)
  Accumulated other comprehensive income (deficit)........................................      (1,655)     (1,148)
                                                                                            ----------  ----------
    Total shareholders' equity............................................................      29,257      30,774
                                                                                            ----------  ----------
Total liabilities and shareholders' equity................................................  $   83,185  $   78,189
                                                                                            ----------  ----------

          See accompanying Notes to Consolidated Financial Statements.

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

                                          COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
August 21, 1997

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        YEARS ENDED JUNE 30,
                                                                                   -------------------------------
                                                                                     1999       1998       1997
                                                                                   ---------  ---------  ---------
Revenues:
  Software product licenses......................................................  $  32,207  $  38,029  $  30,549
  Consulting and other services..................................................     41,258     28,211     22,818
  Maintenance....................................................................     28,326     25,444     25,406
                                                                                   ---------  ---------  ---------
    Total revenues...............................................................    101,791     91,684     78,773
                                                                                   ---------  ---------  ---------
Operating expenses:
  Costs of software product licenses.............................................      3,895      3,536      2,905
  Costs of consulting, maintenance and other services............................     46,410     36,106     28,511
  Software product license sales and marketing...................................     31,442     27,211     24,158
  Product development............................................................     11,959     10,960     10,880
  General and administrative.....................................................      8,337      7,258      8,050
  Provision for uncollectible accounts...........................................      2,421      1,830      3,534
  Provision / settlement of litigation claim.....................................         --       (381)       615
  Amortization of other assets...................................................      1,263      1,024        742
                                                                                   ---------  ---------  ---------
    Total operating expenses.....................................................    105,727     87,544     79,395
                                                                                   ---------  ---------  ---------
    Operating earnings (loss)....................................................     (3,936)     4,140       (622)
Other income (expense):
  Interest income................................................................        196        100        110
  Interest expense...............................................................     (1,352)    (1,263)    (1,032)
                                                                                   ---------  ---------  ---------
    Earnings (loss) before income taxes..........................................     (5,092)     2,977     (1,544)
Extraordinary Item, net of tax...................................................       (213)        --         --
Income tax expense...............................................................        321        382        809
                                                                                   ---------  ---------  ---------
    Net earnings (loss)..........................................................  $  (5,626) $   2,595  $  (2,353)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Net earnings (loss) per common share--basic (Note 1).............................  $   (0.25) $    0.13  $   (0.13)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Net earnings (loss) per common share--diluted (Note 1)...........................  $   (0.25) $    0.13  $   (0.13)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Shares used in per share computation--basic (Note 1).............................     22,232     19,734     18,515
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Shares used in per share computation--diluted (Note 1)...........................     22,232     20,390     18,515
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

          See accompanying Notes to Consolidated Financial Statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                         YEARS ENDED JUNE 30,
                                                                                    -------------------------------
                                                                                      1999       1998       1997
                                                                                    ---------  ---------  ---------
Cash flows from operating activities:
  Net earnings (loss).............................................................  $  (5,413) $   2,595  $  (2,353)
  Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
    Extraordinary loss on early debt extinguishment...............................       (213)        --         --
    Litigation settlements and expenses...........................................         --         --        615
    Depreciation and amortization of property and equipment.......................      2,526      2,902      2,220
    Amortization of computer software costs.......................................      8,806      7,520      7,112
    Amortization of other assets..................................................      1,263      1,024        742
    Provision for uncollectible accounts..........................................      2,422      1,830      3,534
    Changes in operating assets and liabilities, net of acquisition:
      Accounts receivable.........................................................     (5,394)    (4,225)    (8,306)
      Prepaid and other current assets............................................       (721)       320       (624)
      Income taxes recoverable/payable............................................       (256)       188        582
      Accounts payable............................................................      3,811     (2,601)     2,025
      Accrued expenses............................................................       (732)       521       (677)
      Deferred revenues...........................................................        350      2,207     (1,638)
      Other, net..................................................................          4        (86)       (13)
                                                                                    ---------  ---------  ---------
        Net cash provided by (used in) operating activities.......................      6,453     12,195      3,219
                                                                                    ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of property and equipment.............................................     (1,813)    (1,242)    (1,677)
  Computer software costs capitalized.............................................    (11,572)   (10,055)    (8,879)
  Acquisitions and divestitures...................................................         --         69        (48)
  Other...........................................................................        294       (390)       311
                                                                                    ---------  ---------  ---------
        Net cash used in investing activities.....................................    (13,091)   (11,618)   (10,293)
                                                                                    ---------  ---------  ---------
Cash flows from financing activities:
  Net line of credit activity.....................................................      8,576     (7,856)     3,381
  Capital lease payments..........................................................       (432)      (263)       (58)
  Payment of debt issuance costs..................................................     (2,667)      (431)        --
  Proceeds from issuance of convertible debentures................................         --     10,000         --
  Proceeds from issuance of common stock..........................................        301      1,262        254
  Proceeds from private equity financings, net....................................         --         --      5,720
                                                                                    ---------  ---------  ---------
        Net cash provided by financing activities.................................      5,778      2,712      9,297
                                                                                    ---------  ---------  ---------
Effect of exchange rate changes on cash...........................................        (94)       (51)       (75)
                                                                                    ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..............................       (954)     3,238      2,148
                                                                                    ---------  ---------  ---------
Cash and cash equivalents at beginning of fiscal year.............................      7,248      4,010      1,862
                                                                                    ---------  ---------  ---------
Cash and cash equivalents at end of fiscal year...................................  $   6,294  $   7,248  $   4,010
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

          See accompanying Notes to Consolidated Financial Statements

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                         ACCUMULATED
                                          COMMON STOCK                                      OTHER           TOTAL
                                    ------------------------   PAID IN   ACCUMULATED    COMPREHENSIVE   SHAREHOLDERS'
                                      SHARES       AMOUNT      CAPITAL     DEFICIT     INCOME(DEFICIT)     EQUITY
                                    -----------  -----------  ---------  ------------  ---------------  -------------
Balances as of June 30, 1996......      17,847    $  67,435          --   $  (47,987)     $    (656)      $  18,792
Exercise of stock options.........          44          125          --           --             --             125
Issuance of stock for purchase of
  distributor.....................         217        1,297          --           --             --           1,297
Issuance of stock in private
  equity financings, net..........       1,079        4,667          --           --             --           4,667
Issuance of stock pursuant to
  employee stock purchase plan....          58          232          --           --             --             232
Effect of foreign currency
  translation.....................          --           --          --           --           (700)           (700)
Net loss..........................          --           --          --       (2,353)            --          (2,353)
                                    -----------  -----------  ---------  ------------       -------     -------------
Comprehensive income (deficit)....
Balances as of June 30, 1997......      19,245    $  73,756          --   $  (50,340)     $  (1,356)      $  22,060
Exercise of stock options.........          11           35          --           --             --              35
Exercise of common stock
  warrants........................         353        1,142          --           --             --           1,142
Conversion of preferred stock.....         287        1,053          --           --             --           1,053
Conversion of convertible
  debentures......................         392        1,616          --           --             --           1,616
Issuance of stock for
  acquisition.....................         703        2,057          --           --             --           2,057
Issuance of stock pursuant to
  employee stock purchase plan....         116          301          --           --             --             301
Stock issuance costs..............          --         (293)         --           --             --            (293)
Effect of foreign currency
  translation.....................          --           --          --           --            208             208
Reincorporation...................          --      (79,646)     79,646           --             --              --
Net earnings......................          --           --          --        2,595             --           2,595
                                    -----------  -----------  ---------  ------------       -------     -------------
Comprehensive income (deficit)....
Balances as of June 30, 1998......      21,107    $      21   $  79,646   $  (47,745)     $  (1,148)      $  30,774
                                    -----------  -----------  ---------  ------------       -------     -------------
Exercise of stock options.........          92                      104           --             --             104
Issuance of stock for
  acquisition.....................         467            1       1,546           --             --           1,547
Issuance of stock pursuant to
  employee stock purchase plan....         122           --         322           --             --             322
Stock issuance costs..............          --                      (52)          --             --             (52)
Effect of foreign currency
  translation.....................          --           --                       --           (507)           (507)
Conversion of convertible
  debentures......................       1,116            1       2,694                                       2,695
Net loss..........................          --           --          --       (5,626)            --          (5,626)
                                    -----------  -----------  ---------  ------------       -------     -------------
Comprehensive income (deficit)....
Balances as of June 30, 1999......      22,904    $      23   $  84,260   $  (53,371)     $  (1,655)      $  29,257
                                    -----------  -----------  ---------  ------------       -------     -------------
                                    -----------  -----------  ---------  ------------       -------     -------------

                                     COMPREHENSIVE
                                        INCOME
                                    ---------------
Balances as of June 30, 1996......
Exercise of stock options.........
Issuance of stock for purchase of
  distributor.....................
Issuance of stock in private
  equity financings, net..........
Issuance of stock pursuant to
  employee stock purchase plan....
Effect of foreign currency
  translation.....................          (700)
Net loss..........................        (2,353)
                                         -------
Comprehensive income (deficit)....        (3,053)
                                         -------
                                         -------
Balances as of June 30, 1997......
Exercise of stock options.........
Exercise of common stock
  warrants........................
Conversion of preferred stock.....
Conversion of convertible
  debentures......................
Issuance of stock for
  acquisition.....................
Issuance of stock pursuant to
  employee stock purchase plan....
Stock issuance costs..............
Effect of foreign currency
  translation.....................           208
Reincorporation...................
Net earnings......................         2,595
                                         -------
Comprehensive income (deficit)....         2,803
                                         -------
                                         -------
Balances as of June 30, 1998......
Exercise of stock options.........
Issuance of stock for
  acquisition.....................
Issuance of stock pursuant to
  employee stock purchase plan....
Stock issuance costs..............
Effect of foreign currency
  translation.....................          (507)
Conversion of convertible
  debentures......................
Net loss..........................        (5,627)
                                         -------
Comprehensive income (deficit)....        (6,134)
                                         -------
                                         -------
Balances as of June 30, 1999......

          See accompanying Notes to Consolidated Financial Statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) BUSINESS OF THE COMPANY

    Ross Systems, Inc. (the "Company") develops and markets proprietary financial, manufacturing, distribution and human resources software packages, complemented by a relational fourth generation programming environment. It also provides services such as professional consulting services, custom application development, education and on-line support. The Company operates in one business segment and no individual customer accounted for more than 10% of total revenues. The Company does not have a concentration of credit risk in any one industry or geographic region.

    (B) BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                                                                   FOR THE YEAR ENDED JUNE 30,
                                                                 -------------------------------
                                                                   1999       1998       1997
                                                                 ---------  ---------  ---------
Net earnings (loss)............................................  $  (5,626) $   2,595  $  (2,353)
Payment in kind interest on convertible debentures.............         --         77         --
                                                                 ---------  ---------  ---------
Net earnings (loss) for use in per share calculations..........  $  (5,626) $   2,672  $  (2,353)
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    When the company is profitable, the only difference between the denominator for basic and diluted net earnings per share is the effect of common stock equivalents. In years of a loss, the denominator does not change because it would be anti-dilutive.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (F) AMORTIZATION OF OTHER ASSETS

    The other assets described in Note 4 are amortized using the straight-line method over the following estimated useful lives:

Acquired software technology.................  3 to 5 years
Covenants not to compete.....................  3 to 5 years
Goodwill.....................................  7 to 10 years

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

    Service revenues generated from professional consulting and training services are recognized as the services are performed. Maintenance revenues, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally 12 months. The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-02).

    (H) COMPUTER SOFTWARE COSTS

    The Company capitalizes computer software product development costs incurred in developing a product once technological feasibility has been established and until the product is available for general release to customers. Technological feasibility is established when the Company either (i) completes a detail program design that encompasses product function, feature and technical requirements and is ready for coding and confirms that the product design is complete, that the necessary skills, hardware and software technology are available to produce the product, that the completeness of the detail program design is consistent with the product design by documenting and tracing the detail program design to the product specifications, and that the detail program design has been reviewed for high- risk development issues and any related uncertainties have been resolved through coding and testing or (ii) completes a

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) product design and working model of the software product, and the completeness of the working model and its consistency with the product design have been confirmed by testing. The Company evaluates realizability of the capitalized amounts based on expected revenues from the product over the remaining product life. Where future revenue streams are not expected to cover remaining amounts to be amortized, the Company either accelerates amortization or expenses remaining capitalized amounts. Amortization of such costs is computed on a straight-line basis over the expected economic life of the product (not to exceed five years). As of June 30, 1999 and 1998, capitalized computer software costs approximated $69,698,000 and $57,885,000, respectively, and related accumulated amortization totaled $42,437,000 and $33,546,000, respectively. Software costs related to the development of new products incurred prior to establishing technological feasibility or after general release are expensed as incurred.

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

    (K) RECLASSIFICATIONS

    Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 financial statement presentation.

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

    (M) ADVERTISING COSTS

    The Company generally expenses advertising costs as incurred. Advertising costs for the fiscal years ended June 30, 1999, 1998 and 1997 were $2,360,682, $1,819,535 and $1,617,494, respectively.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (N) COMPREHENSIVE INCOME

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" as of July 1, 1998. SFAS 130 requires disclosure of total non-shareholder changes in equity in interim periods and additional disclosures of the components of shareholder changes on an annual basis. Total non-shareholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to shareholders. The Company has restated information for all prior periods reported below to conform to this standard (in thousands):

                                                                   FOR THE YEAR ENDED JUNE 30,
                                                                 -------------------------------
                                                                   1999       1998       1997
                                                                 ---------  ---------  ---------
Net earnings (loss)............................................  $  (5,626) $   2,595  $  (2,353)
Foreign currency translation adjustments.......................       (507)       208       (700)
                                                                 ---------  ---------  ---------
Total Comprehensive income (loss)..............................  $  (6,133) $   2,803  $  (3,053)
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    (O) SEGMENT INFORMATION

    The Company has adopted the Financial Accounting Standards Board's statement of Financial Accounting Standards No. 131, or SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS 131 supersedes Statement of Financial Accounting standards No. 14, or SFAS 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information.

    The Company markets its products and related services primarily in North America, Europe and Asia and primarily measures its business performance based upon geographic results of operations. Selected balance sheet and income statement information pertaining to the various significant geographic areas of operation are as follows:

    As of and for the fiscal year ended June 30, 1999:

                                                                       NET INCOME     DEPRECIATION        CAPITAL
                                             GROSS ASSETS    REVENUE     (LOSS)     AND AMORTIZATION   EXPENDITURES
                                             -------------  ---------  -----------  -----------------  -------------
Belgium....................................          720        1,400      (1,873)             63               28
Netherlands................................        1,553        4,409        (480)             76               44
France.....................................        4,691        6,616      (3,709)             73               47
Germany....................................          281        1,533         (68)              6                0
Spain......................................        5,028        6,615      (4,226)            492              727
United Kingdom.............................        4,505        9,355      (1,098)            232              155
North America..............................       66,407       71,863       5,828           1,584              812
                                                  ------    ---------  -----------          -----            -----
Total......................................       83,185      101,791      (5,626)          2,526            1,813
                                                  ------    ---------  -----------          -----            -----
                                                  ------    ---------  -----------          -----            -----

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    As of and for the year ended June 30, 1998:

                                                                       NET INCOME     DEPRECIATION        CAPITAL
                                             GROSS ASSETS    REVENUE     (LOSS)     AND AMORTIZATION   EXPENDITURES
                                             -------------  ---------  -----------  -----------------  -------------
Belgium....................................          786        1,947        (248)             46               38
Netherlands................................        1,284        3,649        (789)             84               77
France.....................................        3,429        3,127      (2,447)             21               51
Germany....................................          508        1,952         376               9               14
Spain......................................        5,035        5,858        (515)            356              329
United Kingdom.............................        3,406        7,111      (2,588)            218              164
North America..............................       63,741       68,040       8,806           2,168              569
                                                  ------    ---------  -----------          -----            -----
Total......................................       78,189       91,684       2,595           2,902            1,242
                                                  ------    ---------  -----------          -----            -----
                                                  ------    ---------  -----------          -----            -----

    As of and for the year ended June 30, 1997:

                                                                       NET INCOME     DEPRECIATION        CAPITAL
                                             GROSS ASSETS    REVENUE     (LOSS)     AND AMORTIZATION   EXPENDITURES
                                             -------------  ---------  -----------  -----------------  -------------
Belgium....................................        1,424        1,877         (74)             54               39
Netherlands................................        2,580        4,678        (789)            115               72
France.....................................        3,134        2,485         505              62               56
Germany....................................          445          345        (107)             13                9
Spain......................................        3,562        2,643        (347)             56              558
United Kingdom.............................        5,077        8,011        (695)            251              182
North America..............................       53,493       58,734        (846)          1,669              760
                                                  ------    ---------  -----------          -----            -----
Total......................................       69,715       78,773      (2,353)          2,220            1,677
                                                  ------    ---------  -----------          -----            -----
                                                  ------    ---------  -----------          -----            -----

    The Company has no customers that represent ten percent or more of annual revenues.

    (P) NEW ACCOUNTING PRONOUNCEMENTS

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

(2) ACQUISITIONS AND DIVESTITURES

    On August 26, 1998, the Company acquired a 100% ownership interest in HiPoint Systems Corporation ("HiPoint"), a privately held computer consulting firm based in Ontario, Canada, in exchange for shares of the Company's Common Stock valued at approximately $1,547,000. HiPoint had been a consulting partner on many of the Company's software implementation and consulting projects over the past several years. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of the acquired business have been included in the Company's results of operations from the

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(2) ACQUISITIONS AND DIVESTITURES (CONTINUED) date of acquisition. The pro forma effects on total revenues, net earnings
(loss), and net earnings (loss) per share of including this subsidiary in the Company's Consolidated Statement of Operations from the beginning of fiscal 1999 and 1998 are not significant to the Company as a whole.

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

(3) PROPERTY AND EQUIPMENT

    A summary of property and equipment follows:

                                                                               JUNE 30,
                                                                        ----------------------
                                                                           1999        1998
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Computer equipment....................................................  $   14,209  $   12,596
Furniture and fixtures................................................       3,025       3,009
Leasehold improvements................................................       1,819       1,635
                                                                        ----------  ----------
                                                                            19,053      17,240
                                                                        ----------  ----------
Less accumulated depreciation and amortization........................     (13,881)    (11,355)
                                                                        ----------  ----------
                                                                        $    5,172  $    5,885
                                                                        ----------  ----------
                                                                        ----------  ----------

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(4) OTHER ASSETS

    A summary of other assets follows:

                                                                                 JUNE 30,
                                                                           --------------------
                                                                             1999       1998
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Covenants not to compete.................................................  $   1,285  $   1,285
Goodwill.................................................................      7,479      5,461
Other....................................................................      2,153      2,590
                                                                           ---------  ---------
                                                                              10,917      9,336
Less accumulated amortization............................................     (6,643)    (5,412)
                                                                           ---------  ---------
                                                                           $   4,274  $   3,924
                                                                           ---------  ---------
                                                                           ---------  ---------

(5) ACCRUED EXPENSES

    A summary of accrued expenses follows:

                                                                                   JUNE 30,
                                                                             --------------------
                                                                               1999       1998
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Accrued vacation and other employee benefits...............................  $   1,120  $     876
Accrued commissions........................................................      2,125      3,144
Deferred rent..............................................................        120        136
Sales and use taxes payable................................................      1,807      1,429
Interest payable...........................................................        100        115
Professional fees..........................................................        101        110
Royalties..................................................................        696      1,326
Other......................................................................      2,674      1,814
                                                                             ---------  ---------
                                                                             $   8,743  $   8,950
                                                                             ---------  ---------
                                                                             ---------  ---------

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

(6) DEBT

    The Company has a $15,000,000 revolving credit facility which is collateralized by substantially all assets of the Company. The revolving credit facility expires on October 31, 2000, carries an interest rate at the prime rate plus 2% (9.75% at June 30, 1999), and restricts the Company's ability to enter into any acquisition or merger not in the Company's regular line of business and to pay any cash dividends on the Company's stock. The revolving credit facility may be withdrawn if (a) the Company fails to pay any principal or interest amount due or (b) there is a material impairment of the Company's business which

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(6) DEBT (CONTINUED)
would prevent loan repayment and (c) any of these events are not remedied by the Company within allowable periods. At June 30, 1999 and 1998, $11,981,000 and $3,770,000 were outstanding under the Company's revolving credit facility, respectively.

    Long term debt consists of convertible debentures. (See note 8.)

    As of June 30, 1999 and 1998, the Company had outstanding capital lease obligations aggregating $267,000 and $421,000, respectively. As of June 30, the Company's future obligations under capital leases are as follows (in thousands):

                                                                             1999       1998
                                                                           ---------  ---------
Fiscal Year:
2000.....................................................................  $     205  $     205
2001.....................................................................        132        119
                                                                           ---------  ---------
Total future capital lease payments......................................        337        324
Less amounts representing interest.......................................         70         66
                                                                           ---------  ---------
                                                                           $     267  $     258
                                                                           ---------  ---------
                                                                           ---------  ---------

(7) COMMITMENTS AND CONTINGENCIES

    The Company leases facilities and certain equipment under operating leases which expire at various dates through fiscal 2016. Certain leases include renewal options and rental escalation clauses to reflect changes in price indices, real estate taxes, and maintenance costs. As of June 30, 1999, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

FISCAL YEAR
-----------------------------------------------------------------------------------
2000...............................................................................  $   3,355
2001...............................................................................      2,763
2002...............................................................................      1,783
2003...............................................................................        933
2004...............................................................................        839
Thereafter.........................................................................      2,770
                                                                                     ---------
Total future minimum lease payments................................................  $  12,443
                                                                                     ---------
                                                                                     ---------

    The Company has an irrevocable letter of credit outstanding in the amount of $670,000 which was issued in exchange for a waiver of an event of default under an operating lease covenant in 1997. Rent expense approximated $3,829,000 $3,510,000, and $3,084,000, for fiscal 1999, 1998, and 1997, respectively.
Included in fiscal 1999 rent expense is income from certain noncancelable subleases of approximately $190,000.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(8) CAPITAL STOCK

    (A) MANDITORILY REDEEMABLE PREFERRED STOCK

    In fiscal 1991, the Company authorized a new class of no par value preferred stock consisting of 5,000,000 shares. The Board of Directors is authorized to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the shareholders. All preferred stock was issued with a mandatory redemption factor. As of June 30, 1999 and 1998, the Company had no shares of its Manditorily redeemable convertible preferred stock outstanding.

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

    In connection with the issuance of the Company's Series A Manditorily redeemable convertible preferred stock and the subsequent issuance's of the Company's Series B and Series C Manditorily redeemable convertible preferred stock, the Company granted a warrant to the investor to purchase 400,000 shares of the Company's Common Stock at an exercise price of $5.576 per share during the period from and including July, 1, 1997 through and including December 29, 2000. Additionally, in connection with the subsequent issuance of the Company's Series E Manditorily redeemable convertible preferred stock, the Company granted another warrant to the investor to purchase 640,000 shares of the Company's Common Stock at a maximum exercise price of $8.00 per share during the period from and including July, 1, 1997 through and including December 29, 2000.

    On April 23, 1998, the Company issued and sold 353,000 shares of its Common Stock to this investor upon the exercise of the warrant to purchase 640,000 shares of the Company's Common Stock mentioned above. The Company and the investor also agreed to cancel the remaining 287,000 shares of Common Stock subject to the warrant. The aggregate exercise price paid by this investor was $1,141,946, representing a per share exercise price of $3.234975. The Company and the investor agreed to reduce the exercise

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(8) CAPITAL STOCK (CONTINUED)
price from that set forth in the warrant certificate, dated July 3, 1996, representing the warrant in consideration for the cancellation.

    (C) CONVERTIBLE DEBENTURES

    On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The investors invested $6,000,000 on February 6, 1998 and $4,000,000 on June 11, 1998. As of June 30, 1999, the
remaining balance after conversions and redemption's is $3,033,000. The material agreements between the Company and each Investor have been filed as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on February 12, 1998. The salient points of the convertible subordinated debenture agreement are as follows:

    INTEREST: The interest rate is four percent per annum for the first six months after the original issuance date of the convertible debenture and six percent per annum thereafter, subject to increases (up to the legal maximum rate) if the Company is in default under the convertible debenture. Accrued interest is due and payable in shares of the Company's Common Stock semi-annually on the last day of June and December of each year. The value for such shares of Common Stock is the average of the two lowest closing bid prices for the Company's Common Stock as reported by the Bloomberg Service for the thirty trading days immediately before the interest payment date.

    CONVERSION PRICE: The conversion price for the convertible debentures is (P+I) divided by the Conversion Date Market Price where P equals the outstanding principal amount of the convertible debenture submitted for conversion, I equals accrued but unpaid interest as of the conversion date and Conversion Date Market Price equals the lesser of the maximum conversion price (as defined below) or 101% of the average of the two lowest closing bid prices for the Company's Common Stock as reported by the Bloomberg Service for the thirty trading days immediately before the conversion date. The maximum conversion price is (i) until December 31, 1998, $7.00 subject to a downward adjustment if the Company issues shares in a private placement financing transaction at a per share price less than $7.00 and (ii) commencing January 1, 1999, 115% of the average closing bid price of the Common Stock as reported by the Bloomberg Service over the 1998 calendar year. A portion of the convertible debentures issued in June 1998 (the "Second Closing Debentures") were redeemed by the Company.

    During fiscal 1999 and fiscal 1998, through the issuance of additional common shares, the Company paid interest in kind of $270,354 and $77,000, respectively, related to these debentures. When the company is profitable, this payment in kind interest is added back to net earnings in the determination of diluted earnings per share. In years of loss, this amount in not added back as it would be anti-dilutive. (See note 1.)

    (D) REINCORPORATION

    In June, 1998, the Company effected a change in its legal domicile from California to Delaware by creating a Delaware corporation which was the surviving entity of a merger with the California corporation. With this reincorporation, the shares of the Delaware corporation have a stated par value of $0.001 per share.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(9) EMPLOYEE STOCK PLANS

    At June 30, 1999, the Company had three stock-based compensation plans, which are described below. The Company applies Accounting Principles Board opinion no. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Stock Option Plan and its Stock Purchase Plan. Had compensation cost for the Company's Stock Option and Stock Purchase Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement 123, the Company's net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):

                                                                       YEAR ENDED JUNE 30,
                                                                 -------------------------------
                                                                   1999       1998       1997
                                                                 ---------  ---------  ---------
Net earnings (loss):
  As reported..................................................  $  (5,626) $   2,595  $  (2,353)
  Pro forma....................................................     (7,087)       951     (4,414)
Net earnings (loss) per share:
  As reported basic............................................     $(0.25)     $0.13     $(0.13)
  As reported diluted..........................................      (0.25)      0.13      (0.13)
  Pro forma basic..............................................      (0.32)      0.08      (0.24)
  Pro forma diluted............................................      (0.32)      0.08      (0.24)

    For purposes of computing the pro forma amounts above, the Black-Scholes option pricing model was used. The assumptions used in this model are disclosed for the individual plans below.

    (A) STOCK OPTION PLAN

    The Company has reserved 2,100,000 shares of common stock for issuance under its 1988 Incentive Stock Plan (the "Plan") and 1,900,000 shares of common stock for issuance under its 1998 Incentive Stock Plan. Under the Plan, the Company may issue options to purchase shares of the Company's common stock to eligible employees, officers, directors, independent contractors and consultants. The term of the options issued under the Plan cannot exceed ten years from the date of grant. Options granted to date generally become exercisable over four to five years based on the grantees' continued service with the Company.

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

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(9) EMPLOYEE STOCK PLANS (CONTINUED)
    A summary of the status of the Company's Plan as of June 30, 1999, 1998 and 1997 and activity for the fiscal years then ended is presented below:

                                                    NUMBER OF   WEIGHTED AVERAGE
                                                     SHARES      EXERCISE PRICE    EXERCISABLE
                                                   -----------  -----------------  -----------
Balance as of June 30, 1996......................    1,249,000      $    4.43
Granted (at fair value)..........................      584,000      $    5.62
Exercised........................................      (44,000)     $    3.47
Canceled.........................................     (239,000)     $    4.56
                                                   -----------
Balance as of June 30, 1997......................    1,550,000      $    4.88         620,000

Granted (at fair value)..........................      728,000      $    4.46
Exercised........................................      (78,000)     $    3.59
Canceled.........................................     (312,000)     $    5.02
                                                   -----------
Balance as of June 30, 1998......................    1,888,888      $    4.76         749,000

Granted (at fair value)..........................    1,731,000      $    2.79
Exercised........................................      (25,000)     $    2.59
Canceled.........................................   (1,808,000)     $    4.66
                                                   -----------
Balance as of June 30, 1999......................    1,786,000      $    2.97         860,000
                                                   -----------
                                                   -----------

    The weighted average estimated grant date fair value of options granted during fiscal 1999, 1998 and 1997 was $2.79, $3.76 and $3.38, respectively.

    The following table summarizes information about the stock options outstanding at June 30, 1999:

                                               OPTIONS OUTSTANDING
                                          -----------------------------
                                                       WEIGHTED AVERAGE                          OPTIONS EXERCISABLE
                                                          REMAINING                         ------------------------------
                                            SHARES       CONTRACTUAL     WEIGHTED AVERAGE     SHARES     WEIGHTED AVERAGE
        RANGE OF EXERCISE PRICES          OUTSTANDING        LIFE         EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
----------------------------------------  -----------  ----------------  -----------------  -----------  -----------------
$2.03--$2.03............................      56,000        9.8 years        $    2.03               0               0
$2.59--$2.59............................   1,213,000        7.6 years             2.59         675,000            2.59
$2.75--$3.50............................     189,000        8.0 years             2.84          73,000            2.90
$3.63--$3.88............................     199,000        8.5 years             3.82          47,000            3.77
$4.13--$5.13............................      48,000        6.7 years             4.82          13,000            4.87
$5.25--$5.25............................       9,000        5.4 years             5.25           9,000            5.25
$5.50--$5.50............................      10,000        7.2 years             5.50           6,000            5.50
$6.50--$6.50............................      39,000        7.4 years             6.50          22,000            6.50
$6.75--$6.75............................      22,000        7.1 years             6.75          15,000            6.75
Totals..................................   1,786,000        7.7 years        $    2.97         860,000       $    2.94
                                          -----------        --------            -----      -----------          -----

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(9) EMPLOYEE STOCK PLANS (CONTINUED)
    The following weighted average assumptions for the Company's Stock Option Plan were used to determine the pro forma amounts noted above:

                                                                            YEAR ENDED JUNE 30,
                                                                           ----------------------
                                                                              1999        1998
                                                                           ----------  ----------
Expected life............................................................   2.7 years   4.5 years
Expected volatility......................................................       79.9%       75.1%
Risk-free interest rate..................................................        5.8%        5.8%
Expected dividend yield..................................................      *           *

*   Not applicable

    (B) EMPLOYEE STOCK PURCHASE PLAN

    The Company has reserved 800,000 shares of common stock for issuance under its 1991 Employee Stock Purchase Plan ("ESPP"). Under the ESPP, the Company's employees may purchase, through payroll deductions of 1% to 10% of compensation, shares of common stock at a price per share that is the lesser of 85% of its fair market value as of the beginning or end of the offering period. Under the ESPP, the Company sold 121,861 shares, 116,000 shares and 57,803 shares to employees in fiscal 1999, 1998 and 1997, respectively. The weighted average fair value of those purchase rights granted in fiscal 1999 and 1998 was $1.64 and $1.21, respectively. As of June 30, 1999, 738,000 shares had been issued under the ESPP.

    The following weighted average assumptions for the Company's ESPP were used to determine the pro forma amounts noted above:

                                                                            YEAR ENDED JUNE 30,
                                                                           ----------------------
                                                                              1999        1998
                                                                           ----------  ----------
Expected life............................................................   0.5 years   0.5 years
Expected volatility......................................................       74.7%       75.5%
Risk-free interest rate..................................................        5.6%        5.5%
Expected dividend yield..................................................      *           *

*   Not applicable

    (C) OTHER EMPLOYEE PLAN

    In June 1992, the Company reserved 200,000 shares of common stock for issuance to certain employees as payment under compensation agreements. As of June 30, 1999, 10,000 shares had been issued under the plan.

(10) INCOME TAXES

    Earnings (losses) before income taxes include foreign losses before income taxes of approximately $11,450,000, $6,200,000, and $1,377,000 for fiscal 1999,
1998 and 1997, respectively. During fiscal 1999, the Company forgave approximately $6,702,000 in intercompany debt, but elected to treat the forgiveness as an infusion of capital at the subsidiary level. During fiscal 1997, the Company forgave approximately $4,200,000 of intercompany debt owed from its foreign subsidiaries. This forgiveness resulted in lower fiscal 1997 losses among the subsidiaries.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(10) INCOME TAXES (CONTINUED)
    Income tax expense (benefit) for the years ended June 30, 1999, 1998 and 1997 consists of the following (in thousands):

                                                                          1999       1998       1997
                                                                        ---------  ---------  ---------
Current:
  Federal.............................................................  $    (325) $      --  $      --
  Foreign.............................................................        473        337        722
  State...............................................................        173         45         87
                                                                        ---------  ---------  ---------
                                                                              321        382        809
                                                                        ---------  ---------  ---------
Deferred:
  Federal.............................................................         --         --         --
  Foreign.............................................................         --         --         --
  State...............................................................         --         --         --
                                                                        ---------  ---------  ---------
                                                                               --         --         --
                                                                        ---------  ---------  ---------
                                                                        $     321  $     382  $     809
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    For the years ended June 30, 1999, 1998 and 1997, the reconciliation between the amounts computed by applying the United States federal statutory tax rate of 34% to earnings (loss) before income taxes and the actual tax expense follows (in thousands):

                                                                    1999       1998       1997
                                                                  ---------  ---------  ---------
Income tax (benefit) expense at statutory rate..................  $  (1,804) $   1,012  $    (525)
State income tax (benefit) expense, net of federal income tax
  benefit.......................................................       (159)        46         58
Change in beginning of year valuation allowance.................      1,437     (1,604)      (908)
Losses for which no benefit is recognized.......................        538        395      1,081
Rate differential related to foreign income and foreign tax
  withholdings..................................................        473        339        951
Amortization of other assets and other permanent differences....        326        209        167
Federal income tax benefit from net operating loss carryback....       (414)
                                                                  ---------  ---------  ---------
Other...........................................................        (76)       (15)       (15)
                                                                  ---------  ---------  ---------
                                                                  $     321  $     382  $     809
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(10) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 1999 and 1998 were as follows (in thousands):

                                                                           1999        1998
                                                                        ----------  ----------
Accruals and reserves.................................................  $      868  $    1,164
Net operating loss carryforward (federal).............................      10,728      12,368
Net operating loss carryforward (state)...............................         887          97
Net operating loss carryforward (foreign).............................       8,890       5,035
Foreign tax and research credit carryforwards.........................       3,453       2,914
                                                                        ----------  ----------
    Total gross deferred tax assets...................................      24,826      21,578
    Less valuation allowance..........................................     (13,902)    (12,465)
                                                                        ----------  ----------
    Net deferred tax assets...........................................      10,924       9,113
                                                                        ----------  ----------
Capitalized computer software costs...................................     (10,649)     (8,492)
Undistributed earnings of subsidiary..................................        (234)       (271)
Fixed assets depreciation differences.................................         (41)       (350)
                                                                        ----------  ----------
    Total gross deferred liabilities..................................     (10,924)     (9,113)
                                                                        ----------  ----------
Net deferred taxes....................................................  $       --  $       --
                                                                        ----------  ----------
                                                                        ----------  ----------

    The net change in total valuation allowance for the year ended June 30, 1999 was an increase of $1,437,000. The valuation allowance has been established to recognize the uncertainty of utilizing loss and credit carryovers and certain deferred assets.

    At June 30, 1999, the Company had net operating loss carryforwards of approximately $31,555,000, $10,331,000 and $26,146,000 for federal, California and foreign tax purposes, respectively. At June 30, 1999, the Company also had unused research and other credit carryforwards of approximately $2,899,000 and $554,000 for federal and California tax purposes, respectively. The loss and research credit carryforwards, if not utilized, will expire between fiscal 2000 and 2014.

(11) EXTRAORDINARY ITEMS

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

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(12) SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information for the years ended June 30, 1999, 1998 and 1997 follows (in thousands):

                                                                     1999       1998       1997
                                                                   ---------  ---------  ---------
Cash payments:
  Interest.......................................................  $   1,289  $   1,321  $   1,013
  Income taxes...................................................  $     686  $     187  $     435
Noncash investing and financing activities:
  Conversion of preferred stock..................................         --  $   1,053  $   4,667
  Product purchased in exchange for distribution agreement.......         --         --  $   1,300
  Acquisition of equipment under capital lease obligations.......         --  $     479  $      29
  Conversion of convertible debentures...........................  $   2,761  $   1,539         --
  Issuance of stock in settlement of litigation..................         --         --         --
  Issuance of stock for product/business acquisitions............  $   2,067  $   2,057  $   3,727
  Acquisition of distributor's customer base.....................         --         --         --

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

(13) SELECTED UNAUDITED QUARTERLY INFORMATION

    Selected unaudited quarterly financial information for the years ended June 30, 1999 and 1998 follows (in thousands, except per share data):

                                                   JUNE 30,    MARCH 31,   DEC. 31,   SEPT. 30,
                                                     1999        1999        1998       1997
                                                   ---------  -----------  ---------  ---------
Total revenues...................................  $  25,747   $  24,371   $  26,154  $  25,519
Operating earnings (loss)........................  $  (3,755)  $  (2,126)  $     568  $   1,377
Net earnings (loss)..............................  $  (4,180)  $  (2,414)  $     157  $     811
Net earnings (loss) per common share.............     $(0.19)     $(0.11 )     $0.01      $0.04

                                                   JUNE 30,    MARCH 31,   DEC. 31,   SEPT. 30,
                                                     1998        1998        1997       1997
                                                   ---------  -----------  ---------  ---------
Total revenues...................................  $  27,526   $  24,314   $  20,025  $  19,819
Operating earnings (loss)........................  $   2,049   $   2,079   $    (897) $     909
Net earnings (loss)..............................  $   1,852   $   1,678   $  (1,283) $     348
Net earnings (loss) per common share.............       $.10        $.08      $(0.07)     $0.02

                                                                     SCHEDULE II

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                    ADDITIONS
                                                              ----------------------
                                                 BALANCE AT   CHARGED TO    CHARGED
                                                  BEGINNING    COSTS AND   TO OTHER                   BALANCE AT
DESCRIPTION                                       OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS(1)  END OF PERIOD
-----------------------------------------------  -----------  -----------  ---------  -------------  -------------
Year ended June 30, 1999 allowance for doubtful
  accounts and returns.........................   $   1,974    $   2,421   $      --    $   1,511      $   2,884
                                                 -----------  -----------  ---------       ------         ------
Year ended June 30, 1998 allowance for doubtful
  accounts and returns.........................   $   3,495    $   1,830   $      --    $   3,351      $   1,974
                                                 -----------  -----------  ---------       ------         ------
Year ended June 30, 1997 allowance for doubtful
  accounts and returns.........................   $   2,634    $   3,534   $      --    $   2,673      $   3,495
                                                 -----------  -----------  ---------       ------         ------

------------------------

(1) Represents net charge-offs of specific receivables.