Form 10-Q
period 1999-09-30
ROSS SYSTEMS INC/CA
filed 1999-11-15
CIK 873594

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19092

                               ROSS SYSTEMS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                    94-2170198
               ---------                                   ------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                  Identification Number)

 TWO CONCOURSE PARKWAY, SUITE 800, ATLANTA, GEORGIA            30328
 --------------------------------------------------           -------
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

                                                              OUTSTANDING
                                                              -----------
               CLASS                                        OCTOBER 29, 1999
               -----                                        ----------------
    Common stock, $0.001 par value                             23,334,992

--------------------------------------------------------------------------------

This is page 1 of 23 pages.

                        Index to exhibits is on page 23.

-------------------------------------------------------------------------------

                               ROSS SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
                        --------------------------------

                                TABLE OF CONTENTS

                                                                       PAGE NO.
-------------------------------------------------------------------------------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations -
             Three months ended September 30, 1999 and 1998                3

         Condensed Consolidated Balance Sheets -
             September 30, 1999 and June 30, 1999                          4

         Condensed Consolidated Statements of Cash Flows -
             Three months ended September 30, 1999 and 1998                5

         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       19

-------------------------------------------------------------------------------
PART II  OTHER INFORMATION

Item 2.  Changes in Securities                                            20

Item 6.  Exhibits and Reports on Form 8-K                                 20

-------------------------------------------------------------------------------
SIGNATURES                                                                22
-------------------------------------------------------------------------------

                            PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        ROSS SYSTEMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              Three months ended
                                                                 September 30,
                                                         -----------------------------
                                                              1999            1998
                                                              ----            ----
Revenues:
    Software product licenses                            $     5,970      $   10,262
    Consulting and other services                             10,201           8,299
    Maintenance                                                7,092           6,958
                                                         -----------      ----------
            Total revenues                                    23,263          25,519
                                                         -----------      ----------
Operating expenses:
    Costs of software product licenses                         1,001           1,356
    Costs of consulting,
       maintenance and other services                         11,030           9,862
    Sales and marketing                                        5,214           6,914
    Product development                                        2,454           3,332
    General and administrative                                 1,998           2,075
    Provision for uncollectible accounts                         401             283
    Amortization of other assets                                 260             320
                                                         -----------      ----------
             Total operating expenses                         22,358          24,142
                                                         -----------      ----------

Operating earnings                                               905           1,377

    Other expenses, net                                         (351)           (161)
                                                         -----------      ----------
Earnings before taxes                                            554           1,216
    Income tax expense                                           208             405
                                                         -----------      ----------
Net earnings                                             $       346      $      811
                                                         ===========      ==========

Net earnings per common share - basic                    $      0.02      $     0.04
                                                         ===========      ==========
Net earnings  per common share - diluted                 $      0.02      $     0.04
                                                         ===========      ==========

Shares used in per share computation - basic                  22,973          21,498
                                                         ===========      ==========
Shares used in per share computation - diluted                23,532          24,306
                                                         ===========      ==========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ROSS SYSTEMS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE RELATED DATA)


                                                                    September 30,                    June 30,
                                                                        1999                           1999
                                                                        ----                           ----
                                        ASSETS

Current assets:
       Cash and cash equivalents                                  $             3,219             $           6,294
       Accounts receivable, less allowance
           for doubtful accounts and returns                                   35,807                        37,593
       Prepaids and other current assets                                        1,943                         2,591
                                                                  -------------------             -----------------
             Total current assets                                              40,969                        46,478

Property and equipment                                                          4,670                         5,172
Computer software costs                                                        28,364                        27,261
Other assets                                                                    3,998                         4,274
                                                                  -------------------             -----------------
             Total assets                                         $            78,001             $          83,185
                                                                  ===================             =================


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current installments of debt                               $            10,556             $          12,536
       Accounts payable                                                         8,815                        10,232
       Accrued expenses                                                         8,467                         8,743
       Income taxes payable                                                       106                           145
       Deferred revenues                                                       16,922                        18,567
                                                                  -------------------             -----------------
             Total current liabilities                                         44,866                        50,223
                                                                  -------------------             -----------------

Long-term debt, less current installments                                       2,774                         3,705
                                                                  -------------------             -----------------

Shareholders' equity:
       Common stock, $.001 par value; 35,000,000 shares                            23                            23
       authorized, 23,334,992  and  22,904,312 shares issued
       and outstanding at September 30, 1999 and June 30, 1999,
       respectively. Preferred stock, no par value; 5,000,000
       shares authorized, 0 outstanding.
       Additional paid-in capital                                              85,083                        84,261
       Accumulated deficit                                                    (53,026)                      (53,372)
       Accumulated comprehensive income (deficit)                              (1,719)                       (1,655)
                                                                  -------------------             -----------------
             Total shareholders' equity                                        30,361                        29,257
                                                                  -------------------             -----------------

             Total liabilities and shareholders' equity           $            78,001             $          83,185
                                                                  ===================             =================


The accompanying notes are an integral part of the condensed consolidated balance sheets.

                     ROSS SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                                (UNAUDITED)

                                                                                    Three months ended
                                                                                       September 30,
                                                                           ---------------------------------------
                                                                                1999                     1998
                                                                                ----                     ----
Cash flows from operating activities:
    Net earnings                                                           $       346               $      811
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization of property and equipment                    663                      937
        Amortization of computer software costs                                  1,861                    2,381
        Amortization of other assets                                               260                      320
        Provision for uncollectible accounts                                       401                      283
        Changes in operating assets and liabilities, net of acquisitions:
             Accounts receivable                                                 1,342                   (1,766)
             Prepaids and other current assets                                     628                     (121)
             Income taxes payable / recoverable                                    (40)                    (110)
             Accounts payable                                                   (1,461)                     198
             Accrued expenses                                                     (273)                  (1,949)
             Deferred revenues                                                  (1,697)                    (593)
        Other, net                                                                  (1)                       2
                                                                           -----------               ----------
             Net cash provided by operating activities                           2,029                      393
                                                                           -----------               ----------
Cash flows from investing activities:
        Purchases of property and equipment                                       (223)                    (699)
        Computer software costs capitalized                                     (3,002)                  (2,622)
        Other                                                                      105                     (139)
                                                                           -----------               ----------
             Net cash used for investing activities                             (3,120)                  (3,460)
                                                                           -----------               ----------
Cash flows from financing activities:
        Net line of credit activity                                             (1,979)                   3,875
        Capital lease payments                                                    (110)                     (20)
        Proceeds from issuance of common stock, net                                  0                      220
                                                                           -----------               ----------
             Net cash provided (used) by financing activities                   (2,089)                   4,075
                                                                           -----------               ----------

Effect of exchange rate changes on cash                                            105                       46
                                                                           -----------               ----------

Net increase (decrease) in cash and cash equivalents                            (3,075)                   1,054

Cash and cash equivalents at beginning of period                                 6,294                    7,248
                                                                           -----------               ----------
Cash and cash equivalents at end of period                                 $     3,219               $    8,302
                                                                           ===========               ==========
Noncash investing and financing activities:
        Business acquisitions for common stock & forgiveness
           of debt                                                         $         0               $    2,067
                                                                           ===========               ==========
        Conversion of convertible debentures                               $       822               $      878
                                                                           ===========               ==========

The accompanying notes are an integral part of the condensed consolidated financial sheets.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A)       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Ross Systems, Inc. (the "Company") reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of September 30, 1999, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

         These unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission on September 28, 1999.

         Certain fiscal 1999 amounts have been reclassified to conform to the fiscal 2000 financial statement presentation.

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

D)       ACCOUNTS RECEIVABLE

         As of the dates shown, accounts receivable consisted of the following (in thousands):

                                                                  September 30,      June 30,
                                                                      1999             1999
                                                                      ----             ----
              Trade accounts receivable                             $37,867          $40,477
              Less allowance for doubtful accounts and returns       (2,060)          (2,884)
                                                                   --------         --------
                                                                    $35,807          $37,593
                                                                   ========         ========

E)       PROPERTY AND EQUIPMENT

         As of the dates shown, property and equipment consisted of the following (in thousands):

                                                                   September 30,    June 30,
                                                                       1999           1999
                                                                       ----           ----
              Computer equipment                                    $14,349          $14,209
              Furniture and fixtures                                  3,079            3,025
              Leasehold improvements                                  1,852            1,819
                                                                   --------         --------
                                                                     19,280           19,053
              Less accumulated depreciation and amortization        (14,610)         (13,881)
                                                                   --------         --------
                                                                   $  4,670         $  5,172
                                                                   ========         ========

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

G)        CONVERTIBLE DEBT

         On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The investors invested $6,000,000 on February 6, 1998 and $4,000,000 on June 11, 1998. As of September 30, 1999, the remaining balance after conversions and redemptions is $2,233,000. The material agreements between the Company and each Investor have been filed as exhibits to the Current Report on Form 8-K

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

filed with the Securities and Exchange Commission by the Company on February 12, 1998. The salient points of the convertible subordinated debenture agreement are as follows:

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

CONVERSION PRICE: The conversion price for the convertible debentures is (P + I) divided by the Conversion Date Market Price where P equals the outstanding principal amount of the convertible debenture submitted for conversion, I equals accrued but unpaid interest as of the conversion date and Conversion Date Market Price equals the lesser of the maximum conversion price (as defined below) or 101% of the average of the two lowest closing bid prices for the Company's Common Stock as reported by the Bloomberg Service for the thirty trading days immediately before the conversion date. The maximum conversion price is (i) until December 31, 1998, $7.00 subject to a downward adjustment if the Company issues shares in a private placement financing transaction at a per share price less than $7.00 and (ii) commencing January 1, 1999, 115% of the average closing bid price of the Common Stock as reported by the Bloomberg Service over the 1998 calendar year. A portion of the convertible debentures issued in June 1998 (the "Second Closing Debentures") were redeemed by the Company. See paragraph (H) below and "Part I, Item 2 of this Quarterly Report on Form 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the company's redemption of a portion of the second closing debentures.

H)        COMPREHENSIVE INCOME

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                              Three months ended
                                                                 September 30,
                                                              1999          1998
                                                              ----          ----
         Net earnings                                          $346         $811
         Foreign currency translation adjustments               (64)         148
                                                              -----         ----
         Total comprehensive income                            $282         $959
                                                              =====         ====

I)        NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         Basic earnings per common share are computed by dividing net earnings or net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common and common equivalent share is computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents are not considered in the calculation of net loss per share when their effect would be antidilutive.

The following is a reconciliation of the numerators of diluted earnings per share, (in thousands):

                                                          Three months ended
                                                            September 30,
                                                           1999       1998
                                                           ----       ----
         Net earnings                                       $346       $811
         Payment in kind interest on
         convertible debentures                               44         76
                                                            ----        ---
         Numerator for diluted calculation                  $390       $887
                                                            ====       ====

The only difference between the denominator for basic and diluted earnings per share for the three month periods ended September 30, 1999 and 1998 is the effect of common stock equivalents.

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

         On September 17, 1999, the Company entered into an employment agreement with Robert B. Webster, the Chief Financial Officer and Secretary of the Company. In addition to a salary and benefits, the employment agreement provides the employee with a continuation of salary and benefits for a twelve-month period immediately following the employee's termination of employment by the Company "without cause" (as that term is defined in the Employment Agreement). In addition, if within the first nine months following a "change of control" of the Company the employee terminates his employment of the surviving corporation for "good reason" or the surviving corporation terminates the employee's employment for any reason other than "cause" or "disability" (as each of these terms in quotes is defined in the Employment Agreements), the employee shall then be entitled to a continuation of then applicable salary for the twelve month period immediately following the termination date and all unvested stock options and similar rights shall become vested and exercisable. Mr. Webster's Employment Agreement has been filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year 1999, filed September 28, 1999.

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

RESULTS OF OPERATIONS

REVENUES

         Total revenues for the quarter ended September 30, 1999 decreased 9% to $23,263,000 from $25,519,000 in the same quarter of fiscal 1999. Software product license revenues decreased 42%, while consulting and other services revenues increased 23%, and maintenance revenues increased 2% from the same quarter of the prior year.

         Software product license revenues were $5,970,000 during the quarter ended September 30, 1999, a decrease of $4,292,000, or 42%, from the same quarter in fiscal 1999. The Company experienced a decrease over the same quarter of fiscal 1999 in the North American market of approximately $3,141,000, or 59%. This North American decrease relates to a decrease of approximately $1,533,000 in U.S. revenues and $1,608,000 in Canadian revenues due to a fewer number of contracts recorded during the quarter than in the same quarter of the prior year. The Company experienced a net decrease of $1,151,000, or 23%, in the European, Asian and Pacific Rim ("International") markets over the same quarter in fiscal 1999. The Asia/Pacific Rim markets experienced a $599,000, or 23% decrease in revenues from the same quarter in the prior year due largely to a fewer number of contracts closed. European revenues decreased $551,000 or 24% over the same quarter in the prior year. This was due largely to decreases in France of $521,000, other European countries of $255,000, Benelux of $153,000, and UK of $98,000 partially offset by increases in Spain of $476,000. The company believes that the decrease in software product licenses is principally a result of an industry-wide slowdown in customers willingness to purchase new software because of issues related to the year 2000 date recognition problem (Y2K). The Y2K issue arises because certain electronic data processing systems use two digits rather than four to define the applicable year which may preclude proper date recognition after December 31, 1999.

         Consulting and other services revenues for the first quarter of fiscal 2000 increased 23% to $10,201,000 from $8,299,000 in the same quarter of fiscal 1999. Revenues from consulting and other services (which are typically recognized as performed) are generally correlated with software product license revenues (which are typically recognized upon delivery), so that when software product license revenues fluctuate, future period services revenues generally show a corresponding fluctuation. For the quarter ended September 30, 1999, North American services revenues increased by $1,345,000, or 22%, over the same quarter in the prior year which is attributable largely to software product licensing activity during the previous quarters. Additionally, the Company has increased its service capacity with the acquisition of HiPoint during the first quarter of fiscal 1999. HiPoint delivers services and consulting and had worked with several of the Company's customers prior to the acquisitions. During the first quarter of fiscal 2000, the Company has reduced the number of outside consultants used to perform implementations, consulting, and other professional services. The outside consultants normally cost more and generate lower gross margins than services performed by Company employees. International services revenues increased $557,000, or 26% over the same quarter in the prior year.

         Maintenance revenues for the first quarter increased by $134,000, or 2% in fiscal 2000 versus the same quarter in the prior year. As compared to the same quarter of the previous fiscal year, maintenance revenues increased $188,000, or 4% in North America offset by decreases in the Europe and Asia/Pacific Rim Markets of $5,000, or 1% and $49,000 or 43%, respectively. Increases are principally attributable to software licensing activity during fiscal 1999, and decreases are typically due to customers with older installations not renewing their contracts. Maintenance contracts sold by third party distributors are included by the Company in software product license revenues because the Company has no support obligations to any of the distributors' customers.

         International revenues as a percentage of total revenues for the first quarter of fiscal 2000 increased to 36% from 35% for the same quarter in fiscal 1999. International revenues decreased $648,000 or 7% over the same quarter in the prior year. The Company's Spanish subsidiary accounted for an increase of $388,000. The remaining countries all experienced net decreases as follows; Asia/Pacific Rim markets $621,000, France $129,000, and other European countries of $286,000. These fluctuations are related to the quantity, scope and timing of contracts closed. The aggregate first quarter increase (decrease) in international revenues over the same quarter of fiscal 1999 is (23%) for software licenses, 26% for consulting services and (3%) for maintenance revenue.

         North American revenues comprised 64% of the first quarter 1999 total revenues down from 65% in the same quarter of the prior year. North American revenues decreased 10% over the same quarter of the previous fiscal year. The aggregate decrease of $1,608,000 is comprised of a 59% decrease in software licenses, offset by increases of 22% and 4% for consulting services and maintenance revenues, respectively. Decreases are due to reduction of the number of software agreements entered into during the current quarter. The increases in consulting services and maintenance revenues are a result of the revenue generated from acquired companies and the increased focus on consulting services.

OPERATING EXPENSES

         Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the number of third party products being sold by the Company. Major third party products sold by the Company include Oracle databases and other optional software including implementation, reporting, and productivity tools. Costs of software product licenses for the first quarter of fiscal 2000 decreased by 26% to $1,001,000 from $1,356,000 in the first quarter of fiscal 1999. As a percentage of software product license revenue, the costs of software product licenses increased to 17% in the first quarter of fiscal 2000 compared to 13% in the same quarter of fiscal 1999. The increase in these items for the three month period was primarily due to the number of agreements entered into in fiscal 2000 which, when compared to the prior year, contained a greater amount of third party software resulting in increased third party royalty expenses incurred by the Company.

         Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. The Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services increased by 12% to $11,030,000 in the first quarter of fiscal 2000, as compared to $9,862,000 in the first quarter of fiscal 1999. The increase in these costs for the three month period relates in part to the Company's increased services activity, resulting in the Company hiring more internal consultants. Additionally, during the first quarter of fiscal 1999, the Company acquired Hipoint. For the first quarter of fiscal 2000, the incremental expenses attributable to HiPoint are $659,000. The Company's gross profit margin resulting from consulting, maintenance and other services revenues for the first quarter of fiscal 2000 was 36%, up from 35% in the same quarter of fiscal 1999. The improvement in the gross profit margin for the three month period was due largely to better utilization rates of consultants and the related decrease in non-billable travel expenses.

         Sales and marketing expenses for the quarter ended September 30, 1999 decreased by 25%, to $5,214,000 from $6,914,000 in the same quarter of the prior year. For the quarter ended September 30, 1999, travel related expenditures decreased by $759,000 over the same period of the prior year. Additionally, personnel-related expenses, including salaries and commissions decreased approximately $476,000 over the same period of the prior year. Furthermore, communications costs related to telemarketing efforts and facilities related expenses decreased $117,000 for the three month period versus the same period of the prior year. Likewise, for the quarter ended September 30, 1999, supplies and outside services related expenses decreased approximately $135,000 over the same quarter of the prior year. Media and advertising expenses for the three month period ended September 30,1999 decreased $80,000 as compared to the same period of the prior year. Finally, other expense categories experienced a net decrease of $133,000 for the three-month period versus the prior year. These decreases were primarily a result of decreased headcount combined with an increased control of discretionary spending.

         Product development (research and development) expenses decreased by 26%, to $2,454,000 in the first quarter of fiscal 2000 from $3,332,000 in the same quarter of the prior year. The following table summarizes product development expenditures (in thousands):

                                                          Three months ended
                                                             September 30,
                                                           1999         1998
                                                           ----         ----
         Gross Expenditures for Product Development       $3,595        $3,573
         Less: Expenses capitalized                       (3,002)       (2,622)
         Plus: Amortization of previously
                  capitalized amounts                      1,861         2,381
                                                          ------         -----
         Total Product Development Expenses               $2,454        $3,332
                                                          ======        ======

         As a percentage of total revenues, product development expenditures for the three-month period ended September 30, 1999 increased over expenditures in the same period of the prior year. Product development expenditures during fiscal 2000 have been primarily focused on continued enhancements to existing products and developing new products. During the three months ended September 30, 1999, software development costs capitalized included amounts attributable to the development of the Company's new e-business architecture known as iRenaissance Internet Applications (RNA), and the new browser based version of it's core product known as iRenaissance. The Company does not expect to have any additional expenditures related to the year 2000 compliance upgrade on its Renaissance Classic products. The Company believes that its Renaissance CS products have been Year 2000 compliant since their introduction in 1992.

         General and administrative expenses for the quarter ended September 30, 1999 decreased by 4%, to $1,998,000 from $2,075,000 in the same quarter of the prior year. The major reasons for the decrease in these expenses from the same period in the prior year was due to renegotiated telecommunications contracts and the resultant savings, thereof.

         In the three month period ended September 30, 1999, the Company recorded a provision for doubtful accounts of $401,000, as compared to $283,000 recorded in the first quarter of fiscal 1999. The fiscal 2000 and 1999 provisions consisted primarily of specific customer accounts identified as being potentially uncollectible.

         Amortization of other assets decreased to $260,000 in the first quarter of fiscal 2000 from $320,000 in the same quarter of the prior year. This amortization relates to the purchase of the Company in 1988 and its subsequent acquisitions of other products and companies. The decrease is attributable to previously purchased products and companies becoming fully amortized.

OTHER EXPENSE, NET

         Other expense for the quarter ended September 30, 1999 was $351,000, as compared to $161,000 in the same quarter of fiscal 1999. These amounts primarily consisted of interest expense related to the increased borrowing by the Company under its existing line of credit facility during the three month period ended September 30, 1999 versus the same period of fiscal 1999.

INCOME TAX  EXPENSE

         During the first quarter of fiscal 2000, the Company recorded income tax expense of $208,000 compared with an income tax expense of $405,000 recorded during the same quarter in fiscal 1999. Income tax expense includes withholding taxes accrued in certain foreign jurisdictions where the Company had either no available net operating losses or had to pay treaty-based taxes.

LIQUIDITY AND CAPITAL RESOURCES

         In the first three months of fiscal 2000, net cash provided by operating activities increased $1,636,000 compared to the same period of the prior year. An aggregate net decrease in the non-cash charges for depreciation, amortization and provisions for bad debt of $736,000 and an aggregate decrease in the combined cash effect of accounts payable and accrued expenses changes of $1,090,000 and by decreased Company earnings of $465,000 were offset by cash provided by decreased accounts receivable of $3,108,000. The decrease in accounts payable and certain other current liabilities is a function of the timing of the business cycle. The decreased receivables portfolio was a result of timing of revenues recognized, increased collection efforts, and some improvement of the receivables turnover in Europe. Management feels that the risk of uncollectibility has been appropriately assessed and reflected in the accompanying condensed, consolidated financial statements. Changes in prepaid expenses, accrued income taxes and other miscellaneous accounts resulted in a further increase in cash of $819,000.

         In the first three months of fiscal 2000, the Company required $3,120,000 for investing activities versus $3,460,000 over the same period of the prior year, a decrease of $340,000. Investment in property and equipment decreased by $476,000 over the same period of the prior year as a result of the Company's continued expansion in Europe. The worldwide growth in its consultancy organization also necessitated increased investment. Capitalized computer software costs increased by $380,000 due to timing of development work performed. Other investment items decreased by $244,000. The Company financed its continuing operations for the three months ended September 30, 1999 through cash generated from operations and available credit facilities.

Cash flows from financing activities decreased by $6,164,000 versus the same three-month period of the prior fiscal year. Repayments of amounts previously borrowed under the Company's line of credit resulted in a decrease in cash of $5,854,000. Capital lease payments utilized an incremental $90,000 of cash versus the same quarter of the prior year. No common stock was issued in the first quarter of fiscal 2000 which resulted in a further decrease in cash of $220,000 when compared to the same quarter of the prior year.

         At September 30, 1999 the Company had $3,219,000 of cash and cash equivalents. The Company also has a revolving credit facility with an asset-based lender with a maximum credit line of $15,000,000, a maturity date of October 31, 2000, and an interest rate equal to the Prime

Rate plus 2%. Borrowings under the credit facility are collateralized by substantially all assets of the Company. At September 30, 1999, the Company had $10,374,000 outstanding against the $15,000,000 revolving credit facility, and based on eligible accounts receivable at September 30, 1999, the Company's cash and remaining borrowing capacity under the revolving credit facility totaled approximately $4,420,000.

         The Company's ability to meet its cash requirements for operations and recurring capital expenditures will depend upon funds expected to be generated from operations and amounts available under its line of credit facility. In the future, the Company may need to seek additional financing which may be in the form of debt or equity. If required additional debt financing would increase company's interest expense while additional equity financing would increase the number shares outstanding.

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

         THE COMPANY'S STATE OF READINESS

         The Year 2000 project plan, including assessment, improvement, testing and implementation, has been established. The implementation phase is 99% complete and should be finalized in November 1999 upon receipt of all remaining supplier Year 2000 readiness inquiries and completed migration of certain internal systems.

         Assessment of the Year 2000 compliance of third parties with whom the Company has material relationships is in process. The Company's material third party relationships include the following:

         (a) Software vendors: The Company has upgraded all purchased software to a Year 2000 compliant version and has completed the testing phase;

         (b) Equipment vendors: The response to the Year 2000 readiness inquiries from equipment vendors, which includes all embedded chip equipment, is at 96%; and

         (c) Service providers: The response to the Year 2000 readiness inquiries from third party service providers, which includes utilities, phone service and all facility related services, is at 100%.

         Thus far, the responses received, from the Company's third party vendors and suppliers indicate compliance on or before November 1999.

         The preliminary assessment of internal information technology and non-information technology systems has been completed. Internal non-compliant items have been identified and prioritization of internal non-compliant items is in process. A system for tracking Remediation has been established and non-compliant items identified was completed in September 1999. Based on the findings of the planning and assessment phases completed to date, the Company does not believe independent verification or validation processes will be necessary.

         COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         The current estimate of the cost of Remediation and equipment and software replacement ranges between $330,000 and $350,000, of which approximately $330,000 has been incurred to date, and is summarized as follows:


         Code modification and testing:                     $260,000 - $275,000
         Personal computer, software and other upgrades     $ 70,000 - $75,000

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         FOREIGN EXCHANGE: The company has a world-wide presence and as much maintains offices and derives revenues from sources overseas. For the first quarter of fiscal 2000,. International revenues as a percentage of total revenues was approximately 36%. The company's international business is subject to typical risks of an international business, including, but not limited to: differing economic conditions, changes in political climates, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the first three months of fiscal 2000 was not material.

         INTEREST RATES: The Company's exposure to interest rates relates primarily to the Company's cash equivalents and certain debt obligations. The company invests in financial instruments with original maturities of three months or less. Any interest earned on these investments is recorded as interest income on the Company's statement of operations. Because of the short maturity of our investments, a near-term change in interest rates would not materially effect our financial position, results of operations, or cash flows. Certain of the Company's debt obligations include a variable rate of interest. A significant, near term change in interest rates could materially effect our financial position, results of operations or cash flows.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         During the first quarter of fiscal 1999, the Investors converted an aggregate principal amount of $800,000 plus accrued interest through the date of conversion into 420,000 shares of the Company's Common Stock through several transactions which were priced and executed in accordance with the convertible debenture agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.

3.1      Certificate of Incorporation of the Registrant, as amended (1)
3.2      Bylaws of the Registrant (1)
4.3      Form of the subordinated debenture agreement due February 6, 2003 issued by the
         Registrant to each Investor (3)
4.4      Registration rights agreement between the Registrant and each Investor (3)
10.1     Preferred Shares Rights Agreement, dated as of September 4, 1998 between the
         Registrant and BankBoston, N.A. (2)
10.2A    Extension Agreement and Amendment to Loan Documents dated March 21,
         1997 between Registrant and Coast Business Credit, a division of
         Southern Pacific Thrift and Loan Association (4)
10.2B    Extension Agreement and Amendment to Loan Documents dated August 18, 1995 between Registrant and CoastFed Business Credit Corporation ("Coast") (4)
10.2C    First Amendment to Loan and Security Agreement dated June 30, 1995 between
         Registrant and Coast (4)
10.2D    Loan and Security Agreement dated October 11, 1994 between Registrant and Coast (4)
10.3     Employment Agreement, dated as of January 7, 1999, between Mr. Patrick Tinley and the
         Registrant (5)
10.4     Employment Agreement, dated as of January 7, 1999, between Mr. Dennis Vohs and the Registrant (5)
10.5     Employment Agreement, dated as of September 17, 1999, between Mr. Robert Webster and the Registrant (6)
27.1     Financial Data Schedule

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

(5) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 10-Q filed May 17,. 1999.

(6) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 10-K filed September 28, 1999.


(b)      Reports on Form 8-K

ITEMS 1, 4 AND 5 HAVE BEEN OMITTED, AS THEY ARE NOT APPLICABLE.

                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ROSS SYSTEMS, INC.


Date:  November 15, 1999                 /s/ ROBERT B. WEBSTER
                                        --------------------------
                                         Robert B. Webster
                                         Vice President, Finance and
                                           Administration and Chief
                                           Financial Officer

                                         (Principal Financial and Accounting
                                         Officer and Duly Authorized Officer)

                               ROSS SYSTEMS, INC.

                               INDEX TO EXHIBITS

         EXHIBIT
           NO.       DESCRIPTION
           ---       -----------
          27.1       Financial Data Schedule


-----------