Form 10-Q
period 1999-12-31
ROSS SYSTEMS INC/CA
filed 2000-02-14
CIK 873594

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19092

                            ------------------------

                               ROSS SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                     DELAWARE                                          94-2170198
         (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                         Identification Number)

TWO CONCOURSE PARKWAY, SUITE 800, ATLANTA, GEORGIA                       30328
     (Address of principal executive offices)                          (Zip code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                         OUTSTANDING
            CLASS                     JANUARY 31, 2000
------------------------------        -----------------
Common stock, $0.001 par value         23,415,707

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
This is page 1 of 22 pages

                        Index to exhibits is on page 22

                               ROSS SYSTEMS, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                        QUARTER ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements........................................

         Condensed Consolidated Statements of Operations--Three and
           six months ended December 31, 1999 and 1998...............      3

         Condensed Consolidated Balance Sheets--December 31, 1999 and
           June 30, 1999.............................................      4

         Condensed Consolidated Statements of Cash Flows--Six months ended
           December 31, 1999 and 1998................................      5

         Notes to Condensed Consolidated Financial Statements........      6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     12

Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................     17

PART II  OTHER INFORMATION

Item 2.  Changes in Securities.......................................     19

Item 6.  Exhibits and Reports on Form 8-K............................     19

SIGNATURES...........................................................     21

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            DECEMBER 31,          DECEMBER 31,
                                                         -------------------   -------------------
                                                           1999       1998       1999       1998
                                                         --------   --------   --------   --------
Revenues:
  Software product licenses............................  $  5,077   $ 8,799    $11,047    $19,061
  Consulting and other services........................     9,834    10,335     20,035     18,634
  Maintenance..........................................     6,931     7,020     14,023     13,978
                                                         --------   -------    -------    -------
      Total revenues...................................    21,842    26,154     45,105     51,673
                                                         --------   -------    -------    -------
Operating expenses:
  Costs of software product licenses...................       781       834      1,933      2,190
  Costs of consulting, maintenance and other
    services...........................................    11,025    11,051     21,905     20,913
  Sales and marketing..................................     5,426     8,019     10,640     14,933
  Product development..................................     2,311     2,985      4,765      6,317
  General and administrative...........................     1,870     2,124      3,867      4,199
  Provision for uncollectible accounts.................       835       244      1,236        527
  Amortization of other assets.........................       260       329        520        649
                                                         --------   -------    -------    -------
      Total operating expenses.........................    22,508    25,586     44,866     49,728
                                                         --------   -------    -------    -------
Operating earnings (loss)..............................      (666)      568        239      1,945
  Other expenses, net..................................      (324)     (171)      (676)      (332)
                                                         --------   -------    -------    -------
Earnings (loss) before extraordinary item..............      (990)      397       (437)     1,613
  Extraordinary expense, net of tax effect.............                 213                   213
  Income tax expense...................................        83        27        291        432
                                                         --------   -------    -------    -------
Net earnings (loss)....................................  $ (1,073)  $   157    $  (728)   $   968
                                                         ========   =======    =======    =======
Net earnings (loss) per common share--basic............  $  (0.05)  $  0.01    $ (0.03)   $  0.04
                                                         ========   =======    =======    =======
Net earnings (loss) per common share--diluted..........  $  (0.05)  $  0.01    $ (0.03)   $  0.05
                                                         ========   =======    =======    =======
Shares used in per share computation--basic............    23,336    22,190     23,155     21,845
                                                         ========   =======    =======    =======
Shares used in per share computation--diluted..........    23,336    23,640     23,155     23,824
                                                         ========   =======    =======    =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   (IN THOUSANDS, EXCEPT SHARE RELATED DATA)

                                                              DECEMBER 31,   JUNE 30
                                                                  1999         1999
                                                              ------------   --------
                                                              (UNAUDITED)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................    $  2,139     $  6,294
  Accounts receivable, less allowance for doubtful accounts
    and returns.............................................      31,834       37,593
  Prepaids and other current assets.........................       1,358        2,591
                                                                --------     --------
    Total current assets....................................      35,331       46,478
Property and equipment......................................       3,957        5,172
Computer software costs.....................................      30,087       27,261
Other assets................................................       3,627        4,274
                                                                --------     --------
    Total assets............................................    $ 73,002     $ 83,185
                                                                ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of debt..............................    $  9,857     $ 12,536
  Accounts payable..........................................       8,968       10,232
  Accrued expenses..........................................       6,948        8,743
  Income taxes payable......................................          18          145
  Deferred revenues.........................................      14,869       18,567
                                                                --------     --------
    Total current liabilities...............................      40,660       50,223
                                                                --------     --------
Long-term debt, less current installments...................       3,027        3,705
                                                                --------     --------
Shareholders' equity:
  Common stock, $.001 par value; 35,000,000 shares
    authorized, 23,415,707 and 22,904,312 shares issued and
    outstanding at December 31, 1999 and June 30, 1999,
    respectively. Preferred stock, no par value; 5,000,000
    shares authorized, 0 outstanding........................          23           23
  Additional paid-in capital................................      85,262       84,261
  Accumulated deficit.......................................     (54,100)     (53,372)
  Accumulated comprehensive income (deficit)................      (1,870)      (1,655)
                                                                --------     --------
    Total shareholders' equity..............................      29,315       29,257
                                                                --------     --------
    Total liabilities and shareholders' equity..............    $ 73,002     $ 83,185
                                                                ========     ========

   The accompanying notes are an integral part of the condensed consolidated balance sheets.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Cash flows from operating activities:
  Net earnings..............................................  $  (728)   $ 1,181
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Extraordinary loss on early debt extinguishment.......                (213)
      Depreciation and amortization of property and
        equipment...........................................    1,397      1,556
      Amortization of computer software costs...............    3,331      4,762
      Amortization of other assets..........................      520        649
      Provision for uncollectible accounts..................    1,236        527
      Changes in operating assets and liabilities, net of
        acquisitions:
        Accounts receivable.................................    4,448     (7,080)
        Prepaids and other current assets...................    1,207       (980)
        Income taxes payable / recoverable..................     (129)       (89)
        Accounts payable....................................   (1,310)     1,557
        Accrued expenses....................................   (1,768)    (1,847)
        Deferred revenues...................................   (3,770)      (326)
      Other, net............................................       (1)         2
                                                              -------    -------
        Net cash provided by operating activities...........    4,434       (301)
                                                              -------    -------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (233)    (1,123)
  Computer software costs capitalized.......................   (5,965)    (5,033)
  Other.....................................................      (14)       (85)
                                                              -------    -------
      Net cash used for investing activities................   (6,212)    (6,241)
                                                              -------    -------
Cash flows from financing activities:
  Net line of credit activity...............................   (3,672)     8,213
  Capital lease payments....................................    1,137        (40)
  Retirement of convertible debt............................        0     (2,667)
  Proceeds from issuance of common stock, net...............      129        193
                                                              -------    -------
      Net cash provided (used) by financing activities......   (2,406)     5,699
                                                              -------    -------
Effect of exchange rate changes on cash.....................       29         92
                                                              -------    -------
Net increase (decrease) in cash and cash equivalents........   (4,155)      (751)
Cash and cash equivalents at beginning of period............    6,294      7,248
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 2,139    $ 6,497
                                                              =======    =======
Noncash investing and financing activities:
  Business acquisitions for common stock & forgiveness of
    debt....................................................  $     0    $ 2,067
  Conversion of convertible debentures......................  $   848    $   878

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    Ross Systems, Inc. (the "Company") and its e-commerce subsidiary Resynt.com, develop, market and implement a comprehensive system of enterprise resource planning (ERP), advanced planning systems (APS) and supply chain management
(SCM) software. The Company has over 5,000 installations with more than 3,400 customers in 45 countries. The Company's growing global customer base is primarily in three areas: Process manufacturing with unique functionality for food/beverage and other FDA regulated process industries; Healthcare organizations; and Public Sector/Not-for-Profit institutions.

    Ross Systems' software is marketed under the name iRenaissance-Registered Trademark-. This integrated, modular system, which operates in a thin client or browser based internet mode as well as on open system/ client-server platforms, includes a suite of the following solutions: financials; process manufacturing; production planning; finite capacity scheduling; distribution; human resources; payroll; maintenance management; transportation management; materials management; decision support; and business process modeling.

    Resynt.com's internet product and services include a wide range of e-commerce business-to-business features and technology to connect traditional ERM (enterprise resource management) systems over the internet to customers and suppliers thereby tightly linking trading partner supply chains to achieve sustainable competitive advantage.

    The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of December 31, 1999, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

C) CAPITALIZED COMPUTER SOFTWARE COSTS AND OTHER ASSETS

    It is the Company's policy to follow paragraph 8 of SFAS 86 in the computation of annual amortization expense of software costs. The straight-line method has historically yielded the greatest annual expense when compared to the ratio of current gross revenues to current and anticipated future

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

C) CAPITALIZED COMPUTER SOFTWARE COSTS AND OTHER ASSETS (CONTINUED)

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

D) ACCOUNTS RECEIVABLE

    As of the dates shown, accounts receivable consisted of the following (in thousands):

                                                         DECEMBER 31,   JUNE 30,
                                                             1999         1999
                                                         ------------   --------
Trade accounts receivable..............................     $33,455     $40,477
Less allowance for doubtful accounts and returns.......      (1,621)     (2,884)
                                                            -------     -------
                                                            $31,834     $37,593
                                                            =======     =======

E) PROPERTY AND EQUIPMENT

    As of the dates shown, property and equipment consisted of the following (in thousands):

                                                         DECEMBER 31,   JUNE 30,
                                                             1999         1999
                                                         ------------   --------
Computer equipment.....................................     $14,225     $14,209
Furniture and fixtures.................................       3,044       3,025
Leasehold improvements.................................       1,662       1,819
                                                            -------     -------
                                                             18,931      19,053
Less accumulated depreciation and amortization.........     (14,974)    (13,881)
                                                            -------     -------
                                                            $ 3,957     $ 5,172
                                                            =======     =======

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

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

G) CONVERTIBLE DEBT

    On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The investors invested $6,000,000 on February 6, 1998 and $4,000,000 on June 11, 1998. As of December 31, 1999, the remaining balance after conversions and redemptions is $2,233,000. The material agreements between the Company and each Investor have been filed as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on February 12, 1998. The salient points of the convertible subordinated debenture agreement are as follows:

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

    CONVERSION PRICE: The conversion price for the convertible debentures is (P + I) divided by the Conversion Date Market Price where P equals the outstanding principal amount of the convertible debenture submitted for conversion, I equals accrued but unpaid interest as of the conversion date and Conversion Date Market Price equals the lesser of the maximum conversion price (as defined below) or 101% of the average of the two lowest closing bid prices for the Company's Common Stock as reported by the Bloomberg Service for the thirty trading days immediately before the conversion date. The maximum conversion price is 115% of the average closing bid price of the Common Stock as reported by the Bloomberg Service over the 1998 calendar year. A portion of the convertible debentures issued in June 1998 (the "Second Closing Debentures") were redeemed by the Company. See paragraph (H) below and "Part I, Item 2 of this Quarterly Report on Form 10-Q--Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's redemption of a portion of the Second Closing Debentures.

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

I) COMPREHENSIVE INCOME

    The Company adopted Statement of Financial Accounting Standards (SFAS)
No. 130, "Reporting Comprehensive Income" as of July 1, 1998. SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

I) COMPREHENSIVE INCOME (CONTINUED)

Company has restated information for all prior periods reported below to conform to this standard (in thousands):

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                            DECEMBER 31,          DECEMBER 31,
                                         -------------------   -------------------
                                           1999       1998       1999       1998
                                         --------   --------   --------   --------
Net earnings...........................  $(1,073)    $ 157       (728)     $ 968
Foreign currency translation
  adjustments..........................     (152)     (266)      (215)      (118)
                                         -------     -----      -----      -----
Total comprehensive income.............  $(1,225)    $(109)     $(943)     $(850)
                                         =======     =====      =====      =====

J) NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

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

    The following is a reconciliation of the numerators of diluted earnings per share, (in thousands):

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                            DECEMBER 31,          DECEMBER 31,
                                         -------------------   -------------------
                                           1999       1998       1999       1998
                                         --------   --------   --------   --------
Net earnings...........................   (1,073)     157        (728)       968
Payment in kind interest on convertible
  debentures...........................       --       69          --        173
                                          ------      ---        ----      -----
Numerator for diluted calculation......   (1,073)     226        (728)     1,141
                                          ------      ---        ----      -----

    The only difference between the denominator for basic and diluted earnings per share for the three month periods ended December 31, 1999 and 1998 is the effect of common stock equivalents.

K) OTHER MATTERS

    On September 1, 1998, the Board of Directors of the Company approved a Preferred Shares Rights Agreement dated September 4, 1998, as amended, whereby the Board has declared a dividend distribution of one Preferred Shares Purchase Right (the "Rights") on each outstanding share of the Company's Common Stock. Each Right will entitle stockholders to buy 1/1000(th) of a share of the Company's Series B Participating Preferred Stock at an exercise price of $21.75. The Rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more of the Company's Common Stock or announces commencement of a tender offer the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock. The Company will be entitled to redeem the Rights at $.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's Common Stock.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

K) OTHER MATTERS (CONTINUED)

    On September 18, 1998, the Board of Directors of the Company approved an adjustment to the exercise price for certain outstanding stock options held by all current employees, which have an exercise price of $3.00 and above. In consideration for this repricing offer, officers of the Company participating in the option repricing were required to forfeit 10% of the shares subject to each option being repriced, while non-officer employees participating in the option repricing are subject to a one year limitation on the exercisability of repriced options subject to certain exceptions. The one-year limitation on ability to exercise expired on September 28, 1999. The revised exercise price was established by reference to the closing price of the Company's Common Stock on September 28, 1998, which was approximately $2.59. Approximately 90 employees participated in the repricing with approximately 1,336,000 options being repriced. Of the stock options repriced, options to purchase approximately 831,000 shares were held by executive officers of the Company.

    On January 7, 1999, the Company entered into employment agreements with each of J. Patrick Tinley, the Company's President and Chief Operating Officer and member of the Board of Directors, and Dennis V. Vohs, the Company's Chairman of the Board of Directors and Chief Executive Officer (the "Employment Agreements"). In addition to a salary and benefits, each Employment Agreement provides the employee with a continuation of salary and benefits for a twenty-four month period immediately following the employee's termination of employment by the Company "without cause" (as that term is defined in the Employment Agreement). In addition, if within the first nine months following a "change of control" of the Company the employee terminates his employment with the surviving corporation for "good reason" or the surviving corporation terminates the employee's employment for any reason other than "cause" or "disability" (as each of these terms in quotes is defined in the Employment Agreements), the employee shall then be entitled to a continuation of then applicable salary for the twenty-four month period immediately following the termination date and all unvested stock options and similar rights shall become vested and exercisable. Mr. Tinley's and Mr. Vohs Employment Agreements have been filed as Exhibit 10.3 and Exhibit 10.4, respectively, to the Company's Quarterly Report on Form 10-Q for the third quarter of fiscal 1999, filed
May 17, 1999.

    On September 17, 1999, the Company entered into an employment agreement with Robert B. Webster, the Chief Financial Officer and Secretary of the Company. In addition to a salary and benefits, the employment agreement provides the employee with a continuation of salary and benefits for a twelve-month period immediately following the employee's termination of employment by the Company "without cause" (as that term is defined in Mr. Webster's employment agreement). In addition, if within the first nine months following a "change of control" of the Company the employee terminates his employment of the surviving corporation for "good reason" or the surviving corporation terminates the employee's employment for any reason other than "cause" or "disability" (as each of these terms in quotes is defined in the employment agreements), the employee shall then be entitled to a continuation of then applicable salary for the twelve month period immediately following the termination date and all unvested stock options and similar rights shall become vested and exercisable. Mr. Webster's employment agreement has been filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year 1999, filed September 28, 1999.

L) NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "REPORTING COMPREHENSIVE INCOME" ("Statement 130") and Statement of Financial

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

L) NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

RESULTS OF OPERATIONS

REVENUES

    Total revenues for the quarter ended December 31, 1999 decreased 16% to $21,842,000 from $26,154,000 in the same quarter of fiscal 1999. Software product license revenues decreased 42%, consulting and other services revenues decreased 5%, and maintenance revenues decreased 1% from the same quarter of the prior year.

    For the six-month period ended December 31, 1999, total revenues decreased 13% to $45,105,000, from $51,673,000 in the same period of fiscal 1999. Software product license revenues decreased 42%, service revenues increased 8%, and maintenance revenues were basically unchanged from the same period of the prior year.

    Software product license revenues were $5,077,000 during the quarter ended December 31, 1999, a decrease of $3,722,000, or 42%, from the same quarter in fiscal 1999. The Company experienced a decrease over the same quarter of fiscal 1999 in the North American market of approximately $2,694,000, or 49%. This North American decrease relates to a decrease of approximately $1,418,000 in U.S. revenues and $1,276,000 in Canadian revenues due to a fewer number of contracts recorded during the quarter than during the same quarter of the prior year. The Company experienced a net decrease of $1,028,000, or 31%, in the European, Asian and Pacific Rim ("International") markets over the same quarter in fiscal 1999. The Asia/Pacific Rim markets experienced a $180,000, or 77% decrease in revenues from the same quarter in the prior year due largely to a fewer number of contracts recorded during the quarter than in the same quarter of the prior year. European revenues decreased $848,000, or 28%, over the same quarter in the prior year. This decrease was due largely to decreases in France of $277,000, other European countries of $472,000, Benelux of $198,000, and Spain of $385,000, partially offset by increases in UK of $484,000. The Company believes that the decrease in software product licenses is principally a result of an industry-wide slowdown in customers willingness to purchase new software because of issues related to the year 2000 date recognition problem (Y2K). The Y2K issue arises because certain electronic data processing systems use two digits rather than four to define the applicable year which may preclude proper date recognition after December 31, 1999. Maintenance contracts sold by third party distributors are included by the Company in software product license revenues because the Company has no support obligations to any of the distributors' customers. For the six-month period ended December 31, 1999, software product license revenues decreased $8,014,000 or 42%, from the same period in the prior year. The Company experienced decreases, as compared to the same period of the prior year, in all markets as follows, North American $5,835,000 or 54%, European $1,399,000 or 26%, and Asian Pacific Rim $780,000 or
27%.

    Consulting and other services revenues for the second quarter of fiscal 2000 decreased 5% to $9,834,000 from $10,335,000 in the same quarter of fiscal 1999. Revenues from consulting and other services (which are typically recognized as performed) are generally correlated with software product license revenues (which are typically recognized upon delivery), so that when software product license revenues fluctuate, future period services revenues generally show a corresponding fluctuation. For the quarter ended December 31, 1999, North American services revenues decreased by $94,000, or 1%, over the same quarter in the prior year which is attributable largely to a decline of software product licensing activity during the previous quarters. Additionally, the Company has increased its service capacity with the acquisition of HiPoint during the first quarter of fiscal 1999. HiPoint delivers services and consulting and had worked with several of the Company's customers prior to the acquisitions. During the second quarter of fiscal 2000, the Company continued to reduce the number of outside consultants used to perform implementations, consulting, and other professional services. The outside consultants normally cost more and generate lower gross margins than services performed by Company employees. International services revenues decreased $407,000, or 13% over the same quarter in the prior year. For six-month period ended December 31, 1999, service revenues increased $1,401,000 or 8% as compared to the same period of the prior fiscal year. For the six month period ended December 31,1999, North American services revenues increased $1,251,000 or 9%, while International services revenues increased $150,000 or 1% as compared to the same period of the prior fiscal year. Management feels that the decrease in services revenues for the quarter ended December 31, 1999 is a result of customers focusing their resources toward the year 2000 issue.

    Maintenance revenues for the second quarter decreased by $89,000, or 1% in fiscal 2000 versus the same quarter in the prior year. As compared to the same quarter of the previous fiscal year, maintenance revenues decreased $25,000, or less than 1% in North America. Decreases were also experienced in the Europe and Asia/Pacific Rim Markets of $29,000, or 2% and $35,000 or 38%, respectively. Decreases are typically due to customers with older installations not renewing their contracts. Maintenance contracts sold by third party distributors are included by the Company in software product license revenues because the Company has no support obligations to any of the distributors' customers. For the six-month period ended December 31, 1999, maintenance revenues increased $45,000 or less than 1% to $14,023,000 as compared to the same period of the prior fiscal year. For the six month period ended December 31,1999, North American maintenance revenues increased $163,000 or 2%, while International maintenance revenues decreased $118,000 or 3% as compared to the same period of the prior fiscal year.

    International revenues as a percentage of total revenues for the second quarter of fiscal 2000 decreased to 32% from 36% for the same quarter in fiscal 1999. International revenues decreased $1,499,000 or 18% over the same quarter in the prior year. The Company's UK subsidiary accounted for an increase of $494,000. The remaining countries all experienced net decreases as follows; Spain $800,000, Asia/Pacific Rim markets $373,000, Benelux $166,000, France $119,000, and other European countries of $535,000. These fluctuations are related to the quantity, scope and timing of contracts closed. The aggregate second quarter (decrease) in international revenues over the same quarter of fiscal 1999 is (31%) for software licenses, (13%) for consulting services and (3%) for maintenance revenue. As a percentage of total revenues for the six-month period ended December 31, 1999, International revenues remained constant at 34% of total revenues as compared to the same period of the prior fiscal year.

    North American revenues as a percentage of total revenues for the second quarter of 2000 increased to 68% from 64% in the same quarter of prior fiscal year. North American revenues decreased 16% over the same quarter of the previous fiscal year. The aggregate decrease of $2,813,000 is comprised of a 49% decrease in software licenses, a decrease of 1% for consulting services and a decrease of less than 1% for maintenance revenues as compared to the same period of the prior fiscal year. Decreases are due to reduction of the number of software agreements entered into during the current quarter. For the six month period ended December 31, 1999, the aggregate decrease of $4,421,000 is comprised of a 54% decrease in software licenses, offset by increases of 9% and 2% for consulting services and maintenance revenues, respectively, as compared to the same period of the prior fiscal year. Increases in maintenance revenues are a function of previously sold software licenses, whereas increases in consulting services are a result of revenue generated from acquired companies and an increased focus on consulting services.

OPERATING EXPENSES

    Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the number of third party products being sold by the Company in a particular quarter. Major third party products sold by the Company include Oracle databases and other optional software including implementation, reporting, and productivity tools. Costs of software product licenses for the second quarter of fiscal 2000 decreased by 6% to $781,000 from $834,000 in the second quarter of fiscal 1999. For the six months ended December 31, 1999, the cost of software product licenses decreased 12% to $1,933,000 from $2,190,000 for the same period in fiscal 1999. As a percentage of software product license revenue, the costs of software product licenses increased to 15% in the second quarter of fiscal 2000 compared to 9% in the same quarter of fiscal 1999. Likewise, for the six month period ended December 31, 1999 the costs of product licenses as a percent of software license revenues increased to 17% from 11% as compared to the same period of the prior fiscal year. The increase in these items for the three and six month periods was primarily due to the number of agreements entered into in fiscal 2000 which, when compared to the prior year, contained a greater amount of third party software resulting in increased third party royalty expenses incurred by the Company.

    Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. The Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services decreased by less than 1% to $11,025,000 in the second quarter of fiscal 2000, as compared to $11,051,000 in the second quarter of fiscal 1999. For the six month period ended December 31, 1999, costs of consulting, maintenance, and other services increased 5% to $21,905,000 from $20,913,000 in the same period of fiscal 1999. The increase in these costs for the six-month period relates in part to the Company's increased services activity, resulting in the Company hiring more internal consultants. Additionally, during the first quarter of fiscal 1999, the Company acquired HiPoint. For the six months ended
December 31, 1999, the incremental expenses attributable to HiPoint are $659,000. The Company's gross profit margin resulting from consulting, maintenance and other services revenues for the second quarter of fiscal 2000 was 34%, down from 36% in the same quarter of fiscal 1999. The decline in the gross profit margin for the quarter was primarily a result of a decline in revenues versus a relatively fixed cost base. For the six-month periods ended December 31, 1999 and 1998, the gross profit margin remained unchanged at 36%.

    Sales and marketing expenses for the quarter ended December 31, 1999 decreased by 32%, to $5,426,000 from $8,019,000 in the same quarter of the prior year. For the six-month period ended December 31, 1999, sales and marketing expenses decreased 29% to $10,640,000 from $14,933,000 as compared to the same period of the prior fiscal year. These decreases were primarily a result of decreased headcount combined with an increased control of discretionary spending. For the three and six months ended December 31, 1999, travel related expenditures decreased by $707,000 and $1,491,000, respectively, over the same period of the prior year. Additionally, personnel-related expenses, including salaries and commissions decreased approximately $1,282,000 and $1,877,000, respectively, for the three and six months period ended December 31, 1999 as compared to the same period of the prior year. Furthermore, communications costs related to telemarketing efforts and facilities related expenses decreased $210,000 and $358,000 for the three-month and six-month periods ended
December 31, 1999 versus the same period of the prior year. Likewise, for the three and six months ended December 31, 1999, supplies and outside services related expenses decreased approximately $285,000 and $442,000, respectively, over the same period of the prior fiscal year. Furthermore, other expense categories experienced net decreases of $109,000 and $125,000 for the three and six month periods, respectively, versus the prior same periods of the prior fiscal year.

    Product development (research and development) expenses decreased by 23%, to $2,311,000 in the second quarter of fiscal 2000 from $2,985,000 in the same quarter of the prior year. For the six-month period ended December 31, 1999, these expenses decreased 25% to $4,765,000 from $6,317,000 in the same period of the prior fiscal year. The following table summarizes product development expenditures (in thousands):

                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      DECEMBER 31,          DECEMBER 31,
                                                   -------------------   -------------------
                                                     1999       1998       1999       1998
                                                   --------   --------   --------   --------
Gross Expenditures for Product Development.......  $ 3,642    $ 3,015    $ 7,238    $ 6,588
Less: Expenses capitalized.......................   (2,963)    (2,411)    (5,965)    (5,033)
Plus: Amortization of previously capitalized
  amounts........................................    1,632      2,381      3,492      4,762
                                                   -------    -------    -------    -------
Total Product Development Expenses...............  $ 2,311    $ 2,985    $ 4,765    $ 6,317
                                                   =======    =======    =======    =======

    As a percentage of total revenues, product development expenditures for the three-month period ended December 31, 1999 remained constant at 11%, as compared to the same period of the prior fiscal year. For the six month period ended December 31, 1999, as a percentage of total revenues, product development expenditures decreased from 12% to 11% as compared to the same period of the prior fiscal year. Product development expenditures during fiscal 2000 have been primarily focused on continued enhancements to existing products and developing new products. During the three and six months ended December 31, 1999, software development costs capitalized included amounts attributable to the development of the Company's new e-business architecture known as iRenaissance Internet Applications (RNA), and the new browser based version of the Company's core product known as iRenaissance. The Company does not expect to have any additional expenditures related to the year 2000 compliance upgrade on its Renaissance Classic products. The Company believes that its Renaissance CS products have been Year 2000 compliant since their introduction in 1992.

    General and administrative expenses for the quarter ended December 31, 1999 decreased by 12%, to $1,870,000 from $2,124,000 in the same quarter of the prior year. For the six month period ended December 31, 1999, general and administrative expenses decreased 8% to $3,867,000 from $4,199,000 in the same period of the prior fiscal year. The major reasons for the decrease in these expenses from the same period in the prior year was due to renegotiated telecommunications contracts and the savings that resulted, therefrom.

    During the three month period ended December 31, 1999, the Company recorded a provision for doubtful accounts of $835,000, as compared to $244,000 recorded in the second quarter of fiscal 1999. For the six-month period ended
December 31, 1999, the company recorded a provision for doubtful accounts of $1,236,000 as compared to $527,000 for the same period of the prior fiscal year. The fiscal

2000 and 1999 provisions consisted primarily of specific customer accounts identified as being potentially uncollectible.

    Amortization of other assets decreased to $260,000 in the second quarter of fiscal 2000 from $329,000 in the same quarter of the prior year. For the six-month period ended December 31, 1999, amortization of other assets decreased to $520,000 from $649,000 during the same period of the prior fiscal year. This amortization relates to the purchase of the Company in 1988 and its subsequent acquisitions of other products and companies. The decrease is attributable to previously purchased products and companies becoming fully amortized.

OTHER EXPENSE, NET

    Other expense for the quarter ended December 31, 1999 was $324,000, as compared to $171,000 in the same quarter of fiscal 1999. For the six-month period ended December 31, 1999, other expense was $676,000, as compared to $332,000 in the same period of fiscal 1999. These amounts primarily consisted of interest expense related to the increased borrowing by the Company under its existing line of credit facility during the three month and six-month periods ended December 31, 1999 versus the same period of fiscal 1999.

INCOME TAX EXPENSE

    During the second quarter of fiscal 2000, the Company recorded income tax expense of $83,000 compared with an income tax expense of $27,000 recorded during the same quarter in fiscal 1999. For the six month period ended
December 31, 1999, the company recorded income tax expense of $291,000 compared with an income tax expense of $432,000 recorded during the same period of fiscal 1999. Income tax expense includes withholding taxes accrued in certain foreign jurisdictions where the Company had either no available net operating losses or had to pay treaty-based taxes.

LIQUIDITY AND CAPITAL RESOURCES

    In the first six months of fiscal 2000, net cash provided by operating activities increased $4,735,000 compared to the same period of the prior year. An aggregate net decrease in the non-cash charges for depreciation, amortization and provisions for bad debt of $1,010,000 and an aggregate decrease in the combined cash effect of accounts payable and accrued expenses changes of $2,788,000 and by decreased Company earnings of $1,909,000 were offset by cash provided through decreased accounts receivable of $11,528,000. The decrease in accounts payable and certain other current liabilities is a function of the timing of the business cycle. The decreased receivables portfolio was a result of timing of revenues recognized, increased collection efforts, and some improvement of the receivables turnover. Management feels that the risk of uncollectibility has been appropriately assessed and reflected in the accompanying condensed, consolidated financial statements. Early debt extinguishments, which resulted in a decrease in cash of $213,000 for the six months ended December 31, 1998, were not repeated in the current fiscal year. Changes in prepaid expenses, accrued income taxes and other miscellaneous accounts resulted in a further increase in cash of $2,145,000. However, cash was decreased by $3,444,000 due to work performed in fulfillment of the company's deferred revenue obligations.

    In the first six months of fiscal 2000, the Company required $6,212,000 for investing activities versus $6,241,000 over the same period of the prior year, a decrease of $29,000. Investment in property and equipment decreased by $890,000 over the same period of the prior year as a result of the Company's ongoing austerity measures. Capitalized computer software costs increased by $932,000 due to increased effort on the Company's iRennaisance suite and related offerings. Other investment items decreased by $71,000. The Company financed its continuing operations for the six months ended December 31, 1999 through cash generated from operations and available credit facilities.

    Cash flows from financing activities decreased by $8,105,000 versus the same six-month period of the prior fiscal year. Repayments of amounts previously borrowed under the Company's line of credit resulted in a decrease in cash of $11,885,000. The company entered into two capital lease arrangements related previously purchased assets. These new arrangements, net of repayments on existing leases during the period, resulted in increased cash of $1,177,000. There were no retirements of convertible debt in the current fiscal year, compared with $2,667,000 of retirements in the prior fiscal year period. Proceeds from issuance of common stock decreased by $64,000.

    At December 31, 1999 the Company had $2,139,000 of cash and cash equivalents. The Company also has a revolving credit facility with an asset-based lender with a maximum credit line of $15,000,000, a maturity date of October 31, 2000, and an interest rate equal to the Prime Rate plus 2%. Borrowings under the credit facility are collateralized by substantially all assets of the Company. At December 31, 1999, the Company had $8,151,000 outstanding against the $15,000,000 revolving credit facility, and based on eligible accounts receivable at December 31, 1999, the Company's cash and remaining borrowing capacity under the revolving credit facility totaled approximately $4,324,000.

    The Company's ability to meet its cash requirements for operations and recurring capital expenditures will depend upon funds expected to be generated from operations and amounts available under its line of credit facility. In the future, the company may need to seek additional financing which may be in the form of debt or equity. If required, additional debt financing would increase the Company's interest expense while additional equity financing would increase the number of shares outstanding, resulting in dilution for current stockholders.

THE YEAR 2000 ISSUE

    The Year 2000 issue arises because certain electronic data processing systems use two digits rather than four to define the applicable year which may preclude proper date recognition after December 31, 1999.

    The Company expended approximately $350,000 related to year 2000 preparedness of its internal systems. Management of the Company believes that the preparations were adequate, and there have been no year 2000 related problems in the Company's internal systems between December 31, 1999 and the date of filing of this Report on Form 10-Q. Further, Management believes that the more recent versions of its product were developed as year 2000 compliant while older versions of its product were brought into year 2000 compliance through updates provided in conjunction with customer's ongoing maintenance contracts. Management believes that its product design was adequate, and Management has not been made aware of any year 2000 processing problems in the Company's products between December 31, 1999 and the date of the filing of this Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    FOREIGN EXCHANGE: The Company has a worldwide presence and as such maintains offices and derives revenues from sources overseas. For the second quarter of fiscal 2000, international revenues as a percentage of total revenues were approximately 32%. For the six-month period ended December 31, 1999, international revenues as a percentage of total revenues were approximately 34%. The Company's international business is subject to typical risks of an international business, including, but not limited to: differing economic conditions, changes in political climates, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the first six months of fiscal 2000 was not material.

    INTEREST RATES: The Company's exposure to interest rates relates primarily to the Company's cash equivalents and certain debt obligations. The Company invests in financial instruments with original maturities of three months or less. Any interest earned on these investments is recorded as interest income on the Company's statement of operations. Because of the short maturity of our investments, a near-term change in interest rates would not materially effect our financial position, results of operations, or cash flows. Certain of the Company's debt obligations include a variable rate of interest. A significant, near term change in interest rates could materially effect the Company's financial position, results of operations or cash flows.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

    During the first six months of fiscal 2000, the Investors converted an aggregate principal amount of $800,000 plus accrued interest through the date of conversion into 446,000 shares of the Company's Common Stock through several transactions which were priced and executed in accordance with the agreements between the Company and each of the Investors regarding the convertible subordinated debentures.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Shareholders was held on November 17, 1999. The following table shows voting information for each item voted upon:

NOMINEES FOR
ELECTION AS DIRECTORS                                        FOR        AGAINST     WITHELD
  Dennis V. Vohs........................................  18,966,658   1,738,124   3,290,210
  Mario M. Rosati.......................................  19,056,798   1,647,984   3,290,210
  Bruce J. Ryan.........................................  19,059,838   1,644,944   3,290,210
  J. Patrick Tinley.....................................  19,025,958   1,678,824   3,290,210
  J. William Goodhew....................................  19,062,088   1,642,694   3,290,210

RATIFICATION OF
APPOINTMENT OF
INDEPENDENT AUDITORS....................................  20,345,051    203,139      156,592

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

(b) Reports on Form 8-K

ITEMS 1 AND 5 HAVE BEEN OMITTED, AS THEY ARE NOT APPLICABLE.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ROSS SYSTEMS, INC.

Date: February 14, 2000                                /s/ ROBERT B. WEBSTER
                                                       ---------------------------------------------
                                                       ROBERT B. WEBSTER
                                                       VICE PRESIDENT, FINANCE AND ADMINISTRATION
                                                       AND CHIEF FINANCIAL OFFICER

                                                       (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                                                       AND DULY AUTHORIZED OFFICER)

                               ROSS SYSTEMS, INC.

                               INDEX TO EXHIBITS

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
        27.1            Financial Data Schedule