Form 10-Q
period 2000-03-31
ROSS SYSTEMS INC/CA
filed 2000-05-15
CIK 873594

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

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                  OR
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    COMMISSION FILE NUMBER 0-19092

                             ---------------------

                               ROSS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      94-2170198
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

 TWO CONCOURSE PARKWAY, SUITE 800, ATLANTA,                        30328
                   GEORGIA                                      (Zip code)
  (Address of principal executive offices)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    OUTSTANDING
                CLASS                             APRIL 28, 2000
-------------------------------------  -------------------------------------
   Common stock, $0.001 par value                   23,434,532

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ROSS SYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
                               TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------
PART I                  FINANCIAL INFORMATION

Item 1.                 Financial Statements........................................      3

                        Condensed Consolidated Statements of Operations--Three and
                          nine months ended March 31, 2000 and 1999.................      3

                        Condensed Consolidated Balance Sheets--March 31, 2000 and
                          June 30, 1999.............................................      4

                        Condensed Consolidated Statements of Cash Flows--Nine months
                          ended March 31, 2000 and 1999.............................      5

                        Notes to Condensed Consolidated Financial Statements........      6

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     11

Item 3.                 Quantitative and Qualitative Disclosures about Market
                          Risk......................................................     18

PART II                 OTHER INFORMATION

Item 2.                 Changes in Securities.......................................     19

Item 6.                 Exhibits and Reports on Form 8-K............................     19

SIGNATURES..........................................................................     21

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                MARCH 31,             MARCH 31,
                                                           -------------------   -------------------
                                                             2000       1999       2000       1999
                                                           --------   --------   --------   --------
Revenues:
  Software product licenses..............................  $ 4,146    $ 6,357    $14,929    $25,419
  Consulting and other services..........................    7,402     10,908     27,436     29,542
  Maintenance............................................    6,929      7,106     21,217     21,083
                                                           -------    -------    -------    -------
      Total revenues.....................................   18,477     24,371     63,582     76,044
                                                           -------    -------    -------    -------
Operating expenses:
  Costs of software product licenses.....................      759        713      2,692      2,903
  Costs of consulting, maintenance and other services....    9,760     11,907     31,667     32,820
  Sales and marketing....................................    4,858      7,993     15,498     22,926
  Product development....................................    2,524      3,058      7,289      9,375
  General and administrative.............................    1,914      2,056      5,780      6,255
  Provision for uncollectible accounts...................      770        442      2,006        968
  Amortization of other assets...........................      237        328        757        977
  Non-recurring costs....................................    1,145          0      1,145          0
                                                           -------    -------    -------    -------
      Total operating expenses...........................   21,967     26,497     66,834     76,224
                                                           -------    -------    -------    -------
Operating loss...........................................   (3,490)    (2,126)    (3,252)      (180)
  Other expenses, net....................................     (359)      (329)    (1,034)      (662)
                                                           -------    -------    -------    -------
Loss before extraordinary item...........................   (3,849)    (2,455)    (4,286)      (842)
  Extraordinary expense, net of tax effect...............                                       213
  Income tax expense (benefit)...........................        4        (41)       295        391
                                                           -------    -------    -------    -------
Net loss.................................................  $(3,853)   $(2,414)   $(4,581)   $(1,446)
                                                           =======    =======    =======    =======
Net loss per common share--basic.........................  $ (0.16)   $ (0.11)   $ (0.20)   $ (0.07)
                                                           =======    =======    =======    =======
Net loss per common share--diluted.......................  $ (0.16)   $ (0.11)   $ (0.20)   $ (0.07)
                                                           =======    =======    =======    =======
Shares used in per share computation--basic..............   23,416     22,650     23,250     22,111
                                                           =======    =======    =======    =======
Shares used in per share computation--diluted............   23,416     22,650     23,250     22,111
                                                           =======    =======    =======    =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   (IN THOUSANDS, EXCEPT SHARE RELATED DATA)

                                                               MARCH 31,    JUNE 30,
                                                                 2000         1999
                                                              -----------   --------
                                                              (UNAUDITED)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................    $  3,590    $  6,294
  Accounts receivable, less allowance for doubtful accounts
    and returns.............................................      27,177      37,593
  Prepaids and other current assets.........................         866       2,591
                                                                --------    --------
      Total current assets..................................      31,633      46,478
Property and equipment......................................       3,494       5,172
Computer software costs.....................................      31,783      27,261
Other assets................................................       3,428       4,274
                                                                --------    --------
      Total assets..........................................    $ 70,338    $ 83,185
                                                                ========    ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of debt..............................    $ 11,415    $ 12,536
  Accounts payable..........................................       7,532      10,232
  Accrued expenses..........................................       7,403       8,743
  Income taxes payable......................................         106         145
  Deferred revenues.........................................      15,657      18,567
                                                                --------    --------
      Total current liabilities.............................      42,113      50,223
                                                                --------    --------
Long-term debt, less current installments...................       2,977       3,705
                                                                --------    --------
Shareholders' equity:
  Common stock, $.001 par value; 35,000,000 shares
    authorized, 23,415,707 and 22,904,312 Shares issued and
    outstanding at March 31, 2000 and June 30, 1999,
    respectively. Preferred stock, no par value; 5,000,000
    shares authorized, 0 outstanding........................          23          23
  Additional paid-in capital................................      85,235      84,261
  Accumulated deficit.......................................     (57,953)    (53,372)
  Accumulated comprehensive income (deficit)................      (2,057)     (1,655)
                                                                --------    --------
      Total shareholders' equity............................      25,248      29,257
                                                                --------    --------
      Total liabilities and shareholders' equity............    $ 70,338    $ 83,185
                                                                ========    ========

   The accompanying notes are an integral part of the condensed consolidated balance sheets.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
Cash flows from operating activities:
  Net loss..................................................  $(4,581)      $(1,233)
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Extraordinary loss on early debt extinguishment.........                   (213)
    Depreciation and amortization of property and
      equipment.............................................    1,954         2,304
    Amortization of computer software costs.................    4,977         6,888
    Amortization of other assets............................      757           977
    Provision for uncollectible accounts....................    2,006           969
    Changes in operating assets and liabilities, net of
      acquisitions:
      Accounts receivable...................................    8,275        (7,232)
      Prepaids and other current assets.....................    1,691          (991)
      Income taxes payable / recoverable....................      (43)         (113)
      Accounts payable......................................   (2,768)        2,466
      Accrued expenses......................................   (1,271)       (2,244)
      Deferred revenues.....................................   (2,994)         (444)
    Other, net..............................................        0             2
                                                              -------       -------
      Net cash provided by operating activities.............    8,004         1,136
                                                              -------       -------

Cash flows from investing activities:
  Purchases of property and equipment.......................     (306)       (1,675)
  Computer software costs capitalized.......................   (9,355)       (8,574)
  Other.....................................................      (25)         (182)
                                                              -------       -------
    Net cash used for investing activities..................   (9,686)      (10,431)
                                                              -------       -------

Cash flows from financing activities:
  Net line of credit activity...............................   (1,594)        7,059
  Proceeds from capital leases, net of repayments...........      567          (123)
  Retirement of convertible debt............................        0        (2,667)
  Proceeds from issuance of common stock, net...............       52           286
                                                              -------       -------
    Net cash (used) provided by financing activities........     (975)        4,555
                                                              -------       -------
Effect of exchange rate changes on cash.....................      (47)          (44)
                                                              -------       -------
Net decrease in cash and cash equivalents...................   (2,704)       (4,784)
Cash and cash equivalents at beginning of period............    6,294         7,248
                                                              -------       -------
Cash and cash equivalents at end of period..................  $ 3,590       $ 2,464
                                                              =======       =======

Noncash investing and financing activities:
  Business acquisitions for common stock & forgiveness of
    debt....................................................  $     0       $ 2,067
  Conversion of convertible debentures......................  $   848       $ 2,461

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A) BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of March 31, 2000, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

D) ACCOUNTS RECEIVABLE

    As of the dates shown, accounts receivable consisted of the following (in thousands):

                                                           MARCH 31,   JUNE 30,
                                                             2000        1999
                                                           ---------   --------
Trade accounts receivable................................   $28,842    $40,477
Less allowance for doubtful accounts and returns.........    (1,665)    (2,884)
                                                            -------    -------
                                                            $27,177    $37,593
                                                            =======    =======

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

E) PROPERTY AND EQUIPMENT

    As of the dates shown, property and equipment consisted of the following (in thousands):

                                                           MARCH 31,   JUNE 30,
                                                             2000        1999
                                                           ---------   --------
Computer equipment.......................................   $14,195    $14,209
Furniture and fixtures...................................     3,005      3,025
Leasehold improvements...................................     1,647      1,819
                                                            -------    -------
                                                             18,847     19,053
Less accumulated depreciation and amortization...........   (15,353)   (13,881)
                                                            -------    -------
                                                            $ 3,494    $ 5,172
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

G) CONVERTIBLE DEBT

    On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The investors invested $6,000,000 on February 6, 1998 and $4,000,000 on June 11, 1998. As of March 31, 2000, the
remaining balance after conversions and redemptions is $2,233,000. The material agreements between the Company and each Investor have been filed as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on February 12, 1998. The salient points of the convertible subordinated debenture agreement are as follows:

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

    CONVERSION PRICE: The conversion price for the convertible debentures is (P DIVIDED BY I) divided by the Conversion Date Market Price where P equals the outstanding principal amount of the convertible debenture submitted for conversion, I equals accrued but unpaid interest as of the conversion date and Conversion Date Market Price equals the lesser of the maximum conversion price (as defined below)

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

G) CONVERTIBLE DEBT (CONTINUED)
or 101% of the average of the two lowest closing bid prices for the Company's Common Stock as reported by the Bloomberg Service for the thirty trading days immediately before the conversion date. The maximum conversion price is 115% of the average closing bid price of the Common Stock as reported by the Bloomberg Service over the 1998 calendar year. A portion of the convertible debentures issued in June 1998 (the "Second Closing Debentures") were redeemed by the Company. See paragraph (H) below and "Part I, Item 2 of this Quarterly Report on Form 10-Q--Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's redemption of a portion of the Second Closing Debentures.

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

                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                MARCH 31,             MARCH 31,
                                           -------------------   -------------------
                                             2000       1999       2000       1999
                                           --------   --------   --------   --------
Net earnings.............................  $(3,853)   $(2,414)    (4,581)   $(1,446)
Foreign currency translation
  adjustments............................     (187)       (11)      (402)      (129)
                                           -------    -------    -------    -------
Total comprehensive income...............  $(4,044)   $(2,425)   $(4,983)   $(1,575)
                                           =======    =======    =======    =======

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

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

J) NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE (CONTINUED)
    The following is a reconciliation of the numerators of diluted earnings per share, (in thousands):

                                                  THREE MONTHS           NINE MONTHS
                                                      ENDED                 ENDED
                                                    MARCH 31,             MARCH 31,
                                               -------------------   -------------------
                                                 2000       1999       2000       1999
                                               --------   --------   --------   --------
Net loss.....................................   (3,853)    (2,414)    (4,581)    (1,446)
Payment in kind interest on convertible
  debentures.................................       --         --         --         --
                                                ------     ------     ------     ------
Numerator for diluted calculation............   (3,853)    (2,414)    (4,581)    (1,446)
                                                ======     ======     ======     ======

    Due to a net loss position for all periods presented, there are no differences between the denominator for basic and diluted earnings per share for the three and nine month periods ended March 31, 2000 and 1999.

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

    On January 7, 1999, the Company entered into employment agreements with each of J. Patrick Tinley, the Company's President and Chief Operating Officer and member of the Board of Directors, and Dennis V. Vohs, the Company's Chairman of the Board of Directors and Chief Executive Officer (the "Employment Agreements"). In addition to a salary and benefits, each Employment Agreement provides the employee with a continuation of salary and benefits for a twenty-four month period immediately following the employee's termination of employment by the Company "without cause" (as

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

K) OTHER MATTERS (CONTINUED)
that term is defined in the Employment Agreement). In addition, if within the first nine months following a "change of control" of the Company the employee terminates his employment with the surviving corporation for "good reason" or the surviving corporation terminates the employee's employment for any reason other than "cause" or "disability" (as each of these terms in quotes is defined in the Employment Agreements), the employee shall then be entitled to a continuation of then applicable salary for the twenty-four month period immediately following the termination date and all unvested stock options and similar rights shall become vested and exercisable. Mr. Tinley's and Mr. Vohs Employment Agreements have been filed as Exhibit 10.3 and Exhibit 10.4, respectively, to the Company's Quarterly Report on Form 10-Q for the third quarter of fiscal 1999, filed May 17, 1999.

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

BUSINESS SUMMARY

DESCRIPTION OF BUSINESS

    Ross Systems, Inc. (the "Company") develops, markets and implements a comprehensive system of enterprise resource planning (ERP), advanced planning systems (APS) and supply chain management (SCM) software. The Company has over 5,000 installations with more than 3,400 customers in 45 countries. The Company's growing global customer base is primarily in three areas: Process manufacturing with unique functionality for food/beverage and other FDA regulated process industries; Healthcare organizations; and Public Sector/Not-for-Profit institutions.

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

    In July 1999, the company formed Resynt, a subsidiary focused on e-commerce. Resynt's internet applications and services include a wide range of e-commerce business-to-business (B2B) features and technology to connect traditional ERM (enterprise resource management) systems over the internet to customers and suppliers thereby tightly linking trading partner supply chains to achieve sustainable competitive advantage. These applications are designed to allow companies the ability to leverage the technology of the Internet in order to automate business processes and effectively manage business resources.

    The Resynt product line is currently made up of six modules. All of these applications leverage the domain expertise, vertical industry solutions, and customer base the company has in its core business. These products are designed to compliment and integrate with the company's iRenaissance-Registered Trademark- ERP suite of products. They are as follows:

    1) RESYNT.COMMERCE- This is a comprehensive B2B sell-side e-commerce application. One of the main feature of this product is a customer self-service kiosk which gives buyers access to key information such as order and shipping status, billing and payment data, product catalog, inventory availability and price information. It allows buyers the ability to place orders directly over the internet. Furthermore, the application contains business rules and proprietary logic that is tuned to the needs of the specific industries that the company serves. In addition to the product's ability to integrate tightly with the iRenaissance-Registered Trademark- ERP backbone, it can also integrate with other ERP systems so that data and transactions move seamlessly back and forth between web-based applications and back-office applications.

    2) RESYNT.PROCURE- This is a comprehensive B2B buy-side e-commerce application. Resynt.procure allows companies to cut costs and improve productivity across their purchasing functions. This product will enable customers to use pre-built catalogs, requisitioning, approval, and workflow capabilities to significantly lower the time involved and cost of indirect purchasing. It will also provide connectivity to certain popular markets for the web-based procurement of direct materials used in the manufacturing process.

    3) RESYNT.CONNECT- This application provides connection with the ERP backbone transaction system on the back end. This is the common engine and conduit used to handle all the requisite data transfer and integration issues. It is built using de facto Internet standards, with XML as a core technology. Traditional EDI transactions can be managed and upgraded to XML-based EDI or into more advanced machine-to-machine e-commerce transactions. It also allows web applications to transact not only with the ERP backbone, but also with legacy systems.

    4) RESYNT.EMPLOYEE- This application provides significant web-based services to employees and managers in areas like benefits, human resources, and travel expense reporting. Tight integration to the back office applications allow the company's customers to deploy appropriate functions onto the web on demand while insuring that data and transactions are handled once in an integrated fashion.

    5) RESYNT.COLLABORATE- This product provides optimization of the fulfillment process. This application allows manufacturing companies to collaborate over the web across their supply chain. This covers both upstream and downstream collaboration so that a company can handle demand planning issues like forecasting and vendor managed inventory while also dealing with factory scheduling and optimization.

    6) RESYNT.TRADE- This product provides connections to specific Internet Trading Communities. It is designed to provide pre-integrated links to the key trading communities that are especially important to the vertical industries that the company serves. This helps reduce planning and integration work for customers and makes connecting to and dealing with trading communities a faster and simpler task..

    RESYNT.TRADE and RESYNT.COLLABORATE are scheduled for general availability in the company's fourth quarter, while the other four modules are currently available for customer delivery.

RESULTS OF OPERATIONS

REVENUES

    Total revenues for the quarter ended March 31, 2000 decreased 24% to $18,477,000 from $24,371,000 in the same quarter of fiscal 1999. Software product license revenues decreased 35%, consulting and other services revenues decreased 32%, and maintenance revenues decreased 2% from the same quarter of the prior year.

    For the nine-month period ended March 31, 2000, total revenues decreased 16% to $63,582,000, from $76,044,000 in the same period of fiscal 1999. Software product license revenues decreased 41%, service revenues decreased 7%, and maintenance revenues increased 1% from the same period of the prior year.

    Software product license revenues were $4,146,000 during the quarter ended March 31, 2000, a decrease of $2,211,000, or 35%, from the same quarter in fiscal 1999. The Company experienced a decrease over the same quarter of fiscal 1999 in the North American market of approximately $845,000, or 26%. This North American decrease relates to a decrease of approximately $489,000 in U.S. revenues and $356,000 in Canadian revenues due to a fewer number of contracts recorded during the quarter than during the same quarter of the prior year. The Company experienced a net decrease of $1,366,000, or 45%, in the European, Asian and Pacific Rim ("International") markets over the same quarter in fiscal 1999. The Asia/Pacific Rim markets experienced a $170,000, or 213% increase in revenues from the same quarter in the prior year due largely to a greater number of contracts recorded during the quarter than in the same quarter of the prior year. European revenues decreased $1,536,000, or 51%, over the same quarter in the prior year. This decrease was due largely to decreases in France of $734,000, other European countries of $258,000, Benelux of $363,000, and Spain of $331,000, partially offset by increases in UK of $150,000. The Company believes that the decrease in software product licenses is principally a result of an industry-wide increase in the cycle time for customer to plan, evaluate, and negotiate the agreement to procure ERP software as a replacement for legacy or obsolete software systems. In addition, customers for ERP systems are more carefully evaluating the full range of best of breed solutions for internet/e-commerce enablement. The company expects its Resynt product family to provide a full range of solutions to fill that requirement. Maintenance contracts sold by third party distributors are included by the Company in the software product license revenues because the Company has no support obligations to any of the distributors' customers. For the nine-month period ended
March 31, 2000, software product license revenues decreased $10,490,000 or 41%, from the same period in the prior year. The Company experienced decreases, as compared to the same period of the prior year, in all markets as follows, North American $6,945,000 or 49%, European $2,935,000 or 35%, and Asian Pacific Rim $610,000 or 21%.

    Consulting and other services revenues for the third quarter of fiscal 2000 decreased 32% to $7,402,000 from $10,908,000 in the same quarter of fiscal 1999. Revenues from consulting and other services (which are typically recognized as performed) are generally correlated, with a nine to twelve month lag, with software product license revenues (which are typically recognized upon delivery), so that when software product license revenues fluctuate, future period services revenues show a corresponding effect. For the quarter ended March 31, 2000, North American services revenues decreased by $1,981,000, or 27%, over the same quarter in the prior year which is attributable largely to a decline of software product licensing activity during the previous quarters. During the third quarter of fiscal 2000, the Company continued to reduce the number of outside consultants used to perform implementations, consulting, and other professional services. The outside consultants normally cost more and generate lower gross margins than services performed by Company employees. International services revenues decreased $1,525,000, or 43% over the same quarter in the prior year. For nine-month period ended March 31, 2000, service revenues decreased $2,106,000 or 7% as compared to the same period of the prior fiscal year. For the nine month period ended March 31, 2000, North American services revenues decreased $730,000 or 4%, while International services revenues decreased $1,376,000 or 15% as compared to the same period of the prior fiscal year. Management believes that the decrease in services revenues for the three and nine months ended March 31, 2000 is a result of customers focusing their resources toward the year 2000 issue and the slowdown in sales of software licenses leading up to Y2K crossover as well as extended cycle time for customer purchasing decisions in the ERP software market. The Company expects an increase in services demand related to the introduction of its Resynt B to B e-Commerce modules, which require a larger consulting services content than the Company's traditional ERP products.

    Maintenance revenues for the third quarter decreased by $177,000, or 2% in fiscal 2000 versus the same quarter in the prior year. As compared to the same quarter of the previous fiscal year, maintenance revenues decreased $303,000, or 6% in North America. The decreases in North America were partially offset by increases in the Europe and Asia/Pacific Rim markets of $35,000 or 2% and $91,000 or 106%, respectively. Decreases are typically due to customers with older installations not renewing their contracts. Maintenance contracts sold by third party distributors are included by the Company in software product license revenues because the Company has no support obligations to the distributors' customers. For the nine-month period ended March 31, 2000, maintenance revenues increased $134,000 or 1% to $21,217,000 as compared to the same period of the prior fiscal year. For the nine month period ended March 31, 2000, North American maintenance revenues increased $125,000 or 1%, while International maintenance revenues increased $9,000 or less than 1%, as compared to the same period of the prior fiscal year.

    International revenues as a percentage of total revenues for the third quarter of fiscal 2000 decreased to 30% from 34% for the same quarter in fiscal 1999. International revenues decreased $2,764,000 or 33% over the same quarter in the prior year. The Company's UK and German subsidiaries accounted for increases of $256,000 and $118,000, respectively. Furthermore, the Asia/ Pacific Rim markets experienced an increase in revenues of $150,000. The remaining countries all experienced net decreases as follows; Spain $946,000, Benelux $884,000, France $1,201,000, and other European countries of $257,000. These fluctuations are related not only to the exchange rate impact of 5% for the quarter and 6% in the nine months year to date, but also to the quantity, scope and timing of contracts closed. The aggregate third quarter increase (decrease) in international revenues over the same quarter of fiscal 1999 is (45%) for software licenses, (43%) for consulting services and 7% for maintenance revenue. As a percentage of total revenues for the nine-month period ended March 31, 2000, International revenues decreased to 33% from 34% of total revenues as compared to the same period of the prior fiscal year.

    North American revenues as a percentage of total revenues for the third quarter of 2000 increased to 70% from 66% in the same quarter of prior fiscal year. North American revenues decreased 20% over the same quarter of the previous fiscal year. The aggregate decrease of $3,130,000 is comprised of a 26% decrease in software licenses, a decrease of 25% for consulting services and a decrease of 6% for maintenance revenues as compared to the same period of the prior fiscal year. Decreases are due to reduction of the number of software agreements entered into during the current quarter. For the nine month period ended March 31, 2000, the aggregate decrease of $7,550,000 is comprised of a 49% decrease in software licenses, a 4% decrease in consulting revenues, partially offset by an increase of 1% for maintenance revenues, as compared to the same period of the prior fiscal year. Increases in maintenance revenues are a function of previously sold software licenses. Decreases in consulting revenues are a function of declining software license sales over the prior quarters.

OPERATING EXPENSES

    Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the number of third party products being sold by the Company in a particular quarter. Major third party products sold by the Company include both Microsoft and Oracle databases and other optional software including implementation, reporting, and productivity tools. Costs of software product licenses for the third quarter of fiscal 2000 increased by 6% to $759,000 from $713,000 in the third quarter of fiscal 1999. For the nine months ended March 31, 2000, the cost of software product licenses decreased 7% to $2,692,000 from $2,903,000 for the same period in fiscal 1999. As a percentage of software product license revenue, the costs of software product licenses increased to 18% in the third quarter of fiscal 2000 compared to 11% in the same quarter of fiscal 1999. Likewise, for the nine month period ended March 31, 2000 the costs of product licenses as a percent of software license revenues increased to 18% from 11% as compared to the same period of the prior fiscal year. The increase in these items for the three and nine month periods was primarily due to the number of agreements entered into in fiscal 2000 which, when compared to the prior year, contained a greater amount of third party software resulting in increased third party royalty expenses incurred by the Company.

    Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. The Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services decreased by 18% to $9,760,000 in the third quarter of fiscal 2000, as compared to $11,907,000 in the third quarter of fiscal 1999. For the nine month period ended March 31, 2000, costs of consulting, maintenance, and other services decreased 4% to $31,667,000 from $32,820,000 in the same period of fiscal 1999. The Company's gross profit margin resulting from consulting, maintenance and other services revenues for the third quarter of fiscal 2000 was 32%, down from 34% in the same quarter of fiscal 1999. The decline in the gross profit margin for the quarter was primarily a result of a decline in revenues versus a relatively fixed cost base. For the nine-month periods ended March 31, 2000 and 1999, the gross profit margin remained unchanged at 35%.

    Sales and marketing expenses for the quarter ended March 31, 2000 decreased by 39%, to $4,858,000 from $7,993,000 in the same quarter of the prior year. For the nine-month period ended March 31, 2000, sales and marketing expenses decreased 32% to $15,498,000 from $22,926,000 as compared to the same period of the prior fiscal year. These decreases were primarily a result of decreased headcount combined with an increased control of discretionary spending. For the three and nine months ended March 31, 2000, travel related expenditures decreased by $595,000 and $2,033,000, respectively, over the same period of the prior year. Additionally, personnel-related expenses, including salaries and commissions decreased approximately $2,029,000 and $3,886,000, respectively, for the three and nine months period ended March 31, 1999 as compared to the same period of the prior year. Furthermore, communications costs related to telemarketing efforts and facilities related expenses decreased $150,000 and $479,000 for the three-month and nine-month periods ended March 31, 2000 versus the same period of the prior year. Likewise, for the three and nine months ended March 31, 2000, supplies and outside services related expenses decreased approximately $131,000 and $513,000, respectively, over the same period of the prior fiscal year. Furthermore, other expense categories experienced net decreases of $230,000 and $517,000 for the three and nine month periods, respectively, versus the prior same periods of the prior fiscal year.

    Net product development (research and development) expenses decreased by 17%, to $2,524,000 in the third quarter of fiscal 2000 from $3,058,000 in the same quarter of the prior year. For the nine-month period ended March 31, 2000, these expenses decreased 22% to $7,289,000 from $9,375,000 in the same period of the prior fiscal year. The following table summarizes product development expenditures (in thousands):

                                                               THREE MONTHS
                                                                   ENDED           NINE MONTHS ENDED
                                                                 MARCH 31,             MARCH 31,
                                                            -------------------   -------------------
                                                              2000       1999       2000       1999
                                                            --------   --------   --------   --------
Gross Expenditures for Product Development................   $4,404     $4,473    $11,640    $11,061
Less: Expenses capitalized................................   (3,391)    (3,541)    (9,355)    (8,574)
Plus: Amortization of previously capitalized amounts......    1,511      2,126      5,004      6,888
                                                             ------     ------    -------    -------
Total Product Development Expenses........................   $2,524     $3,058    $ 7,289    $ 9,375
                                                             ======     ======    =======    =======

    As a percentage of total revenues, product development expenditures for the three-month period ended March 31, 2000 increased to 14% from 13%, as compared to the same period of the prior fiscal year. For the nine month period ended March 31, 2000, as a percentage of total revenues, product development expenditures remained constant @ 11% as compared to the same period of the prior fiscal year. Product development expenditures during fiscal 2000 have been primarily focused on continued enhancements to existing products and developing new products. During the three and nine months ended March 31, 2000, software development costs capitalized included amounts attributable to the development of the Company's Resynt Suite of e-Commerce products, and the new browser based version of the Company's core product known as iRenaissance.

    General and administrative expenses for the quarter ended March 31, 2000 decreased by 7%, to $1,914,000 from $2,056,000 in the same quarter of the prior year. For the nine month period ended March 31, 2000, general and administrative expenses decreased 8% to $5,780,000 from $6,255,000 in the same period of the prior fiscal year. The major reasons for the decrease in these expenses from the same period in the prior year was due to renegotiated telecommunications contracts and the savings that resulted, therefrom.

    During the three month period ended March 31, 2000, the Company recorded a provision for doubtful accounts of $770,000, as compared to $442,000 recorded in the third quarter of fiscal 1999. For the nine-month period ended March 31, 2000, the company recorded a provision for doubtful accounts of $2,006,000 as compared to $968,000 for the same period of the prior fiscal year. The fiscal 2000 and 1999 provisions consisted primarily of specific customer accounts identified as being potentially uncollectible.

    Amortization of other assets decreased to $237,000 in the third quarter of fiscal 2000 from $328,000 in the same quarter of the prior year. For the nine-month period ended March 31, 2000, amortization of other assets decreased to $757,000 from $977,000 during the same period of the prior fiscal year. This amortization relates to the purchase of the Company in 1988 and its subsequent acquisitions of other products and companies. The decrease is attributable to previously purchased products and companies becoming fully amortized.

    In connection with streamlining the European operations to a more efficient structure and refocusing the entire Company toward it's Resynt suite of e-commerce application, management terminated certain employees prior to March 31, 2000. The terminated employees will perform no future services for the company. As such, the costs associated with post employment benefits and salary continuation have been accrued. This action resulted in a one-time non-recurring charge of $1,145,000. North America, Spain, and France were primarily affected by this reduction in force. Management estimates that this action will remove $2,000,000 from the annual operating costs of the company.

OTHER EXPENSE, NET

    Other expense for the quarter ended March 31, 2000 was $359,000, as compared to $329,000 in the same quarter of fiscal 1999. For the nine-month period ended March 31, 2000, other expense was $1,034,000, as compared to $662,000 in the same period of fiscal 1999. These amounts primarily consisted of interest expense related to the increased borrowing by the Company under its existing line of credit facility during the three month and nine-month periods ended March 31, 2000 versus the same period of fiscal 1999.

INCOME TAX EXPENSE

    During the third quarter of fiscal 2000, the Company recorded income tax expense of $4,000 compared with an income tax benefit of $41,000 recorded during the same quarter in fiscal 1999. For the nine month period ended March 31, 2000, the company recorded income tax expense of $295,000 compared with an income tax expense of $391,000 recorded during the same period of fiscal 1999. Income tax expense includes withholding taxes accrued in certain foreign jurisdictions where the Company had either no available net operating losses or had to pay treaty-based taxes.

LIQUIDITY AND CAPITAL RESOURCES

    In the first nine months of fiscal 2000, net cash provided by operating activities increased $6,868,000 compared to the same period of the prior year. An aggregate net decrease in the non-cash charges for depreciation, amortization and provisions for bad debt of $1,444,000 and an aggregate decrease in the combined cash effect of accounts payable and accrued expenses changes of $4,261,000 and by decreased Company earnings of $3,348,000 were offset by cash provided through decreased accounts receivable of $15,507,000. The decrease in accounts payable and certain other current liabilities is a function of the timing of the business cycle. The decreased receivables portfolio was a result of timing of revenues recognized, increased collection efforts, and major improvement of the receivables turnover. Management feels that the risk of uncollectibility has been appropriately assessed and reflected in the accompanying condensed, consolidated financial statements. Early debt extinguishments, which resulted in a decrease in cash of $213,000 for the nine months ended March 31, 1999, were not repeated in the current fiscal year. Changes in prepaid expenses, accrued income taxes and other miscellaneous accounts resulted in a further increase in cash of $2,751,000. However, cash was decreased by $2,550,000 due to work performed in fulfillment of the company's deferred revenue obligations.

    In the first nine months of fiscal 2000, the Company required $9,686,000 for investing activities versus $10,431,000 over the same period of the prior year, a decrease of $745,000. Investment in property and equipment decreased by $1,369,000 over the same period of the prior year as a result of the Company's ongoing austerity measures. Capitalized computer software costs increased by $781,000 due to increased effort on the Company's iRennaisance suite and related offerings. Other investment items decreased by $157,000. The Company financed its continuing operations for the nine months ended March 31, 2000 through cash generated from operations and available credit facilities.

    Cash flows from financing activities decreased by $5,530,000 versus the same nine-month period of the prior fiscal year. Repayments of amounts previously borrowed under the Company's line of credit resulted in a decrease in cash of $8,653,000. The company entered into two capital lease arrangements related to previously purchased assets. These new arrangements, net of repayments on existing leases during the period, resulted in increased cash of $690,000. There were no retirements of convertible debt in the current fiscal year, compared with $2,667,000 of retirements in the prior fiscal year period. Proceeds from issuance of common stock decreased by $234,000.

    At March 31, 2000 the Company had $3,590,000 of cash and cash equivalents. The Company also has a revolving credit facility with an asset-based lender with a maximum credit line of $15,000,000, a maturity date of October 31, 2000, and an interest rate equal to the Prime Rate plus 2%. Borrowings under the credit facility are collateralized by substantially all assets of the Company. At
March 31, 2000, the Company had $9,998,000 outstanding against the $15,000,000 revolving credit facility, and based on eligible accounts receivable at March 31, 2000, the Company's cash and remaining borrowing capacity under the revolving credit facility totaled approximately $3,765,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    FOREIGN EXCHANGE: The Company has a worldwide presence and as such maintains offices and derives revenues from sources overseas. For the third quarter of fiscal 2000, international revenues as a percentage of total revenues were approximately 30%. For the nine-month period ended March 31, 2000, international revenues as a percentage of total revenues were approximately 33%. The Company's international business is subject to typical risks of an international business, including, but not limited to: differing economic conditions, changes in political climates, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the first six months of fiscal 2000 was not material.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

    During the first nine months of fiscal 2000, the Investors converted an aggregate principal amount of $800,000 plus accrued interest through the date of conversion into 446,000 shares of the Company's Common Stock through several transactions which were priced and executed in accordance with the agreements between the Company and each of the Investors regarding the convertible subordinated debentures.

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

(b) Reports on Form 8-K

ITEMS 1,4 AND 5 HAVE BEEN OMITTED, AS THEY ARE NOT APPLICABLE.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      ROSS SYSTEMS, INC.

Date: May 15, 2000                                    /s/ ROBERT B. WEBSTER
                                                      ------------------------------------------------
                                                      Robert B. Webster
                                                      EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL
                                                      OFFICER
                                                      (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                                                      AND DULY AUTHORIZED OFFICER)

                               ROSS SYSTEMS, INC.
                               INDEX TO EXHIBITS

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
        27.1            Financial Data Schedule