Form 10-K
period 2000-06-30
ROSS SYSTEMS INC/CA
filed 2000-10-13
CIK 873594

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 13, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                                   (MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19092
                            ------------------------

                               ROSS SYSTEMS, INC.
INCORPORATED IN DELAWARE              IRS EMPLOYER IDENTIFICATION NO. 94-2170198

                        TWO CONCOURSE PARKWAY, SUITE 800
                             ATLANTA, GEORGIA 30328
                                 (770) 351-9600
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                          ON WHICH REGISTERED
---------------------------        -----------------------------------------------
           None                                         None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
        Common Stock, $0.001 par value; Preferred Shares Purchase Rights
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED UPON THE CLOSING SALE PRICE OF THE COMMON STOCK ON OCTOBER 6, 2000 IN THE OVER-THE-COUNTER MARKET AS REPORTED BY NASDAQ, WAS APPROXIMATELY $22,700,000. SHARES OF VOTING STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

    As of September 20, 2000, the Registrant had outstanding 24,434,116 shares of Common Stock.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain items in Part III of this form 10-K Report are incorporated by reference to the Registrant's Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be held November 17, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ROSS SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 2000
                               TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
PART I
Item 1.    Business....................................................      1
Item 2.    Properties..................................................      7
Item 3.    Legal Proceedings...........................................      7
Item 4.    Submission of Matters to a Vote of Security Holders.........      7

PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................      8
Item 6.    Selected Financial Data.....................................      8
Item 7.    Management's Discussion and Analysis of Financial Condition
           and
           Results of Operations.......................................      9
Item 7.A.  Quantitative and Qualitative Disclosures about Market
           Risk........................................................     18
Item 8.    Financial Statements and Supplementary Data.................     19
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and
           Financial Disclosure........................................     19

PART III
Item 10.   Directors and Executive Officers of the Registrant..........     20
Item 11.   Executive Compensation......................................     21
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     21
Item 13.   Certain Relationships and Related Transactions..............     21

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................     22

SIGNATURES.............................................................     23

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

    The Company believes that it is a leading supplier of enterprise-wide business systems and related services to companies installing internet-enabled e-business software products, in particular in the process manufacturing markets. Customers are primarily medium-sized companies (with annual sales of $50 million to $2 billion) upgrading internal systems to improve profitability through the availability of timely and accurate information, or to modernize their management information systems operations in order to reduce costs and provide business-to-business (B2B) linkage with suppliers and customers. The Company licenses its products to customers through a direct sales force in North America and Western Europe as well as independent distributors in 24 other markets worldwide. Since the Company's inception in 1988, the Company has licensed software products to an installed base of over 3,400 customers worldwide.

PRODUCTS

    The Company markets a broad range of sophisticated business application software that addresses B2B electronic commerce including procurement, collaborative planning, financial, manufacturing, distribution, supply chain management, and human resource needs of manufacturers primarily in process manufacturing type industries. In addition, the Company supports a large installed base of companies, which utilize the Company's financial and human resource software products exclusively. The Company's software product license fees are based on the modules licensed, and the number of concurrent users supported by the hardware on which the modules operate.

GENERAL BUSINESS AND MANUFACTURING PRODUCTS

    The Company has developed a series of products designed for the Internet environment which allow users to access and manipulate data from their personal computers using a portal for functional personalization of the user's desktop. These products incorporate an integrated, modular, feature-rich and user-friendly operating environment. The integration of these products allows the sharing of data between application products with a common user interface while integrating frequently visited Web sites and other software tools. The Company's open systems applications function in a relational database management system ("RDBMS") environment that provides for a high degree of data availability and integrity. Additionally, because the Company's iRenaissance financial, manufacturing and distribution applications were developed with the GEMBASE fourth generation language ("4GL"), the Company believes they are easily modified and expanded. GEMBASE is a programming environment that delivers a central data dictionary, complete screen painting, editing and debugging capabilities, and links to several popular RDBMSs. GEMBASE itself is written in the C programming language to facilitate portability across multiple hardware and RDBMS platforms. Because the iRenaissance financial, manufacturing and distribution products were developed in GEMBASE, customers often find it easy to customize their own applications.

    The Company offers a comprehensive Enterprise Resource Planning ("ERP") solution with functionality specifically tailored to the unique formula and specifications-based requirements of process manufacturers, including food and beverage, consumer packaged goods, pharmaceutical and biotechnology, chemical, primary metals, and pulp and paper companies. The Company believes that this native functionality is superior to the alternative presented by many of the Company's competitors, which is to adapt systems designed primarily for the discrete manufacturing sector. The product may be deployed in a thin client mode to permit the greatest performance advantage for companies using remote communications over the internet.

    The Company also markets a strategic management tool called Strategic Application Modeler (SAM) that helps companies define and map their business processes to industry best practices, which are included in the modeler's library. The Company believes that this product shortens the implementation time period of application software systems and allows users to manage those applications throughout their life cycle.

    The Company's iRenaissance Human Resource Series is a comprehensive, human resource management system including payroll processing. The client component has a Windows and NT graphical user interface, which includes the customizable toolbar feature. The host server processing is COBOL based, to efficiently provide for the heavy batch processing requirements of payroll.

    The iRenaissance server applications run on Microsoft's Windows; Compaq Corporation's ("Compaq") Alpha, UNIX, and Open VMS operating systems; International Business Machines Corporation's ("IBM") RS/6000; Hewlett-Packard Company's ("HP") HP-UX; and Fujitsu's DS-90 UNIX. Renaissance CS, the company's legacy products, currently support multiple RDBMS, including: Oracle Systems Corporation's Oracle, RDB, and Microsoft's SQL Server.

    The Company believes that its client components have the "look and feel" of Microsoft Windows PC applications, complete with scroll bars, buttons, pop-up menus, dialog boxes and dynamic data exchange links to popular spreadsheets and word processors. The iRenaissance architecture enables customers to capitalize on the power of the PC.

    The Company's Renaissance classic line of general business accounting applications is feature-rich and well-integrated. The Company has continued to enhance these applications to serve existing customers and has delivered support for customers that use Oracle's RDBMS. The Company will continue to market the Renaissance classic products to its installed base of customers, as well as to accounts that want to operate exclusively in a Compaq/DEC proprietary environment. To provide a long-term growth path for Renaissance classic customers, the Company now offers them the ability to easily upgrade to its new products inexpensively

    The Company introduced support for the Microsoft NT operating environment at the end of fiscal 1997. At the close of fiscal 2000, approximately 70% of all new product licenses were sold on the Microsoft NT environment. The Company believes that it continues to match the marketplace in the growth of new technologies while focusing on maintaining superior functionality.

    PRODUCT LINE EXPANSION

    In fiscal 2000, the Company formed Resynt, a subsidiary focused on e-commerce. Resynt's internet applications and services include a wide range of e-commerce business-to-business (B2B) features and technology to connect traditional ERP (enterprise resource planning) systems over the internet to customers and suppliers, thereby tightly linking trading partner supply chains to achieve sustainable competitive advantage. These applications are designed to allow companies the ability to leverage the technology of the Internet in order to automate business processes and effectively manage business resources

    The Resynt product line is currently comprised of six modules. All of these applications leverage the domain expertise, vertical industry solutions, and customer base retained in the Company's core business. These products are designed to compliment and integrate with the Company's iRenaissance ERP suite of products. They Resynt product line includes:

    1) RESYNT.COMMERCE--This is a comprehensive B2B sell-side e-commerce application. One of the main features of this product is a customer self-service kiosk which gives buyers access to key information such as order and shipping status, billing and payment data, product catalogs, inventory availability and price information. It allows buyers to place orders directly over the Internet. Furthermore, the application contains business rules and proprietary logic that is tuned to the needs of the specific industries and customers that the Company serves. In addition to the product's ability to integrate tightly with the iRenaissance ERP backbone, it can also integrate with other ERP systems so that data and transactions move seamlessly back and forth between web-based applications and back-office applications.

    2) RESYNT.PROCURE--This is a comprehensive B2B buy-side e-commerce application. Resynt.procure allows companies to cut costs and improve productivity across their purchasing functions. This product will enable customers to use pre-built catalogs, requisitioning, approval, and workflow capabilities to significantly lower the time involved and cost of indirect purchasing.

    3) RESYNT.CONNECT--This application provides connection with the ERP backbone transaction system on the back end. This is the common engine and conduit used to handle all the requisite data transfer and integration issues. It is built using extensible mark-up language (XML), an industry data transfer standard technology. It also allows applications to transact not only with the ERP backbone, but also with legacy systems.

    4) RESYNT.EMPLOYEE--This application provides web-based services to employees and managers in areas like benefits, human resources, and travel expense reporting. Tight integration to the back office applications allow the Company's customers to deploy appropriate functions onto the web on demand while insuring that data and transactions are handled once in an integrated fashion.

    5) RESYNT.COLLABORATE--This product provides optimization of the fulfillment process. This application allows manufacturing companies to collaborate over the web across their supply chain. This covers both upstream and downstream collaboration so that a Company can handle demand planning issues like forecasting and vendor managed inventory while also dealing with factory scheduling and optimization.

    6) RESYNT.TRADE--This product provides connections to specific Internet Trading Communities. It is designed to provide pre-integrated links to the key trading communities that are especially important to the vertical industries that the Company serves. This helps reduce planning and integration work for customers and makes connecting to and dealing with trading communities a faster and simpler task. The custom nature of RESYNT.TRADE requires a customer commitment to a specific exchange. The technology to implement RESYNT.TRADE is inherent in the RESYNT.CONNECT product which is sold with services as RESYNT.TRADE.

THIRD-PARTY PRODUCTS

    The Company resells complementary software products licensed from third parties, including applications for custom reporting of information maintained by the Company's programs (Business Objects and FRx), systems management software, and certain middle-ware products. The Company resells other software products licensed from third parties (Clarus, Prescient Systems and Preactor) that are privately labeled. Additionally, the Company has entered into agreements which enable it to resell RDBMS products and other products that are sublicensed to end users in conjunction with certain of the Company's open systems products. License revenues from the products described in this paragraph constitute approximately 18% of total software product license revenue in fiscal 2000.

SERVICES

    The Company's worldwide consulting services operation complements its e-business and enterprise software sales organizations. The Company offers a broad selection of services to install and optimize each available software product. Services provided by the Company fall into two broad categories, Professional Services and Client Support. In addition, the Company has established professional service relationships with large international information systems consulting firms to provide independent service offerings to customers who may prefer a consulting alternative for their project implementation.

PROFESSIONAL SERVICES

    The Company's Professional Services organization provides business application experience, technical expertise and product knowledge to complement the Company's products and to provide solutions to clients' business requirements. The major types of services provided include the following:

    Management Consulting involves in-depth analysis of the client's specific needs and the preparation of detailed plans that list step-by-step actions and procedures necessary to achieve a timely and successful implementation of the Company's software products. These services are generally offered on a time and expense reimbursement basis.

    Technical Consulting involves evaluating and managing the client's needs by supplying custom Web application systems, custom interfaces, data conversions, and system conversions. These consultants participate in a wide range of activities, including requirements definition, and software design, development and implementation. These consultants also provide advanced technology services focused on networking, and database administration and tuning. These services are generally offered on a time and expense reimbursement basis. The Company also provides remote systems management, remote applications management and a complete range of remote application systems hosting services to companies that prefer to outsource their complete information systems infrastructure. The Integris division of Bull and Exodus, are the Company's partners in providing this remote hosting service.

    Education Services are offered to clients either at the Company's education facilities or at the client's location, as either standard or customized classes. These classes are priced at either fixed daily rates or on a per student basis.

    Third party consulting partners have been established to take advantage of specific industry expertise and to support the implementation demands of the Company's growing customer base. The Company has developed relationships with Deloitte & Touche, Andersen Consulting, and PricewaterhouseCoopers to support client implementation service needs worldwide in key vertical markets, as well as specialist consulting companies such as Raytheon Systems. The Company believes that these relationships will help generate new joint business opportunities.

CLIENT SUPPORT SERVICES

    The Company's Client Support functions include web-based support, telephone support, technical publications and product support guides, which are provided under the Company's standard maintenance agreements, under which most of the Company's installed customers are supported. The annual maintenance fee for these services is based upon a percentage of the current price for the licensed software. The standard maintenance agreement also entitles clients to certain new product releases and product enhancements. The Company also offers a premium support service, which, in exchange for an additional fee, entitles the customer to guaranteed response times and access to the Company's most senior support personnel.

MARKETING AND SALES

    The Company sells its products and services in the US and Western Europe primarily through its direct sales force. At June 30, 2000, the Company had 102 sales and marketing employees. In other areas of the world, the Company sells its products through distributors. In support of its sales force and distributors, the Company conducts comprehensive marketing programs which include telemarketing, direct mailings, advertising, promotional material, seminars, trade shows, public relations and on-going customer communication.

    The Company is headquartered in Atlanta, Georgia, with sales, service and support centers in the major U.S. business locations of: Waltham (Boston), Fort Worth, Costa Mesa (Los Angeles), Teaneck (New Jersey), Redwood City, Alameda (San Francisco) and Escondido (San Diego). The Company has subsidiaries in Brussels, Belgium; Toronto, Canada; Paris, France; Berlin, Germany; Utrecht, the Netherlands; Barcelona and Madrid, Spain; Northampton, United Kingdom as well as Hong Kong and Singapore.

    The Company has distribution arrangements with distributors in the following countries: Argentina, Australia, Brazil, Chile, Colombia, Czech Republic, Denmark, Finland, Germany, Greece, Hong Kong, Hungary, Indonesia, Ireland, Italy, Japan, Jordan, Lebanon, Malaysia, Mexico, Morocco, New Zealand, Norway, Pakistan, Peru, Poland, Portugal, Rumania, Russia, Saudi Arabia, Singapore, Slovak Republic, Sweden, Taiwan, Thailand, Uruguay and Venezuela. These distributors pay the Company royalties on the sales of the Company's products and maintenance services.

    International revenues (from foreign operations and export sales) represented approximately 32%, 33%, and 31% of the Company's revenues in fiscal 2000, 1999 and 1998, respectively. The Company intends to broaden its presence in international markets by entering into additional distribution agreements.

PRODUCT DEVELOPMENT, ACQUISITIONS AND ALLIANCES

    To meet the increasingly sophisticated needs of its customers and address potential new markets, the Company continually strives to enhance its existing product functionality and add new product features. The Company surveys the needs of its customers annually through ballots and at its user conference and incorporates many of their recommendations into its products. The Company also conducts a variety of forms of market research with industry analyst groups and targeted industries to determine strategies for new features and functions. The Company is committed to achieving advances in the use of computer systems technology and to expanding the breadth of its product line.

    The Company intends to expand its potential markets by developing new products which address the needs of additional prospective customers, including those in key international markets related to both language, currency and local accounting custom and procedure. In fiscal 1999, the Company introduced EMU (European Monetary Unit) capabilities to its product lines. In fiscal 2000, the Company introduced additional capabilities to its product lines for the Japanese market.

    In support of its product line expansion strategy, the Company intends to acquire products or develop relationships with providers of complementary software to supplement its existing product offerings. The Company believes that the acquired software components will extend the functionality and overall value of the core product line, while third party software components will both enhance the usability and presentation of the data provided by the system and provide specialized functional extensions. The Company has agreements with Seagate Software Corporation, Inc., Clarus Corporation, Preactor International Limited, Prescient Systems, Inc., FRx Software Corporation, Business
Objects, Inc., SRC Software, Inc., and Optical Technology Group, Inc.

    In 1998, the Company acquired Bizware, Inc. ("Bizware"), a software service provider specializing in Ross implementation and upgrade conversions. In 1999, the Company acquired Hipoint Systems Corporation, a Canadian software service provider. Both acquisitions were primarily non-cash, stock transactions.

COMPETITION

    The business applications software market is intensely competitive. The Company competes with a broad range of applications software companies. The Company's competitors include the following: general business application software providers, such as J.D. Edwards, Oracle Corporation, and SAP AG; as well as business applications software providers in specific vertical markets that offer products that compete with the Company's process manufacturing products such as Invensys. In the human resource market, the Company competes with various business applications software providers, including
PeopleSoft, Inc. Many of the Company's competitors have greater financial and business resources than the Company and compete aggressively on financial stability.

    The principal competitive factors in the market for business application software include product reputation, product functionality, performance, quality of customer support, size of installed base, financial stability, hardware and software platforms supported, price, and timeliness of installation. The Company believes it competes effectively with respect to these factors.

PROPRIETARY RIGHTS AND LICENSES

    The Company provides its products to end users generally under nonexclusive, nontransferable licenses, which generally have terms from 20 years to perpetuity. Under the general terms and conditions of the Company's standard license agreements, the licensed software may be used solely for internal operations on designated computers at specific sites. The Company makes source code available for certain portions of its products.

    The Company has registered "RENAISSANCE", "RENAISSANCE CS", "STRATEGIC APPLICATION MODELER (SAM) and "ROSS SYSTEMS" as trademarks in the United States. The Company has applied for a provisional patent with respect to systems and associated methods for determining availability and pricing of goods based on attributes. The Company has secured registration of its copyrights in the United States for 19 of its products. The Company has service mark applications pending for "Resynt", the Resynt logo and, "THE BUSINESS OF E-COMMERCE". Although the Company takes steps to protect its trade secrets, there can be no assurance that misappropriation may nevertheless occur and copyright and trade secret protection may not be available in certain countries.

    Otherwise, the Company does not hold any patents, and currently relies on a combination of trade secret, copyright and trademark laws, and license agreements to protect its proprietary rights in its products. The Company believes its products, trademarks, copyrights and other proprietary rights do not infringe the rights of third parties. If it is determined that the Company infringes the proprietary rights of third parties, such determination may harm the Company's business and operating results.

EMPLOYEES

    As of June 30, 2000, the Company employed a total of 530 full time employees, including 102 in sales and marketing, 99 in product development, 276 in professional services and client support, and 53 in finance, administration and operations. The Company's employees are not represented by a labor union, and the Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters, research and development, sales, marketing, consulting and support facilities are located in Atlanta, Georgia, where the Company occupies approximately 43,000 square feet. The Company also maintains a regional office in Redwood City, California, which occupies approximately 15,500 square feet, for product development, sales and consulting; a regional sales office in Costa Mesa, California, which occupies approximately 2,900 square feet, a regional office in Waltham, Massachusetts, which occupies approximately 6,900 square feet for product development and consulting; a regional office in Teaneck, New Jersey, which occupies approximately 15,200 square feet for sales and consulting; a regional office in Fort Worth, Texas, which occupies approximately 3,200 square feet for sales, product development and consulting; an office in Alameda, California for product development and support activities, as well as in Escondido, California, which occupies 2,900 square feet for product development and sales activities.

    International offices are maintained in Belgium (Zaventem); Canada (Mississauga); China (Hong Kong); England (Northampton); France (Paris); Germany (Berlin); Netherlands (Utrecht); and Spain (Barcelona and Madrid). The Company believes its facilities are adequate for its current needs and that the Company can obtain suitable additional space as required.

ITEM 3.  LEGAL PROCEEDINGS

    As of and for the fiscal year ended June 30, 2000, the Company is not a party to any pending litigation other than ordinary routine litigation that is incidental to the operations of the business and the Company is not aware of any threatened litigation. For a discussion of litigations and litigation settlements pre-fiscal 2000 and pre-fiscal 2000 accounting adjustments for such settlement amounts, See "Management's Discussion and Analysis of Financial Condition and Results of Operations Litigation Settlements and Expenses."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

    The following table sets forth the range of high and low sales prices for the Company's Common Stock on the NASDAQ National Market for each of the quarters of fiscal 2000 and 1999. The Company's Common Stock trades under the NASDAQ symbol ROSS.

FISCAL 2000                                                     HIGH       LOW
-----------                                                   --------   --------
First quarter...............................................   $3.31      $1.84
Second quarter..............................................   $3.50      $2.00
Third quarter...............................................   $3.81      $2.31
Fourth quarter..............................................   $2.63      $1.19

FISCAL 1999                                                     HIGH       LOW
-----------                                                   --------   --------
First quarter...............................................   $5.06      $2.38
Second quarter..............................................   $4.38      $2.41
Third quarter...............................................   $4.50      $2.63
Fourth quarter..............................................   $3.00      $1.81

    The Company has never declared or paid cash dividends on its Common Stock, and the Company does not plan to declare or pay dividends in the future. The Company intends to use earnings to finance the expansion of its business. In addition, the Company's line of credit agreement with its lender contains certain covenants which limit the Company's ability to pay cash dividends. As of October 2, 2000, the approximate number of stockholders of record of the Company's Common Stock was 425.

ITEM 6. SELECTED FINANCIAL DATA

                          CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEARS ENDED JUNE 30,
                                                   ----------------------------------------------------
                                                     2000       1999       1998       1997       1996
                                                     ----     --------   --------   --------   --------
STATEMENTS OF OPERATIONS DATA:
Total revenues...................................  $ 80,004   $101,791   $91,684    $78,773    $69,789
Operating earnings (loss)........................  $ (7,961)  $ (3,936)  $ 4,140    $  (622)   $  (177)
Net earnings (loss)..............................  $ (9,662)  $ (5,626)  $ 2,595    $(2,353)   $(1,541)
Diluted net earnings (loss) per share............  $   (.41)  $   (.25)  $  0.13    $ (0.13)   $ (0.10)
Shares used in computing diluted net earnings
  (loss) per share...............................    23,301     22,232    20,390     18,515     15,089

BALANCE SHEET DATA:
Working capital..................................  $(15,340)  $ (3,745)  $ 5,544    $(8,273)   $(8,535)
Total assets.....................................    64,295     83,185    78,189     69,715     58,049
Long-term debt, less current portion.............     2,627      3,705     8,918        394         36
Redeemable preferred stock.......................        --         --        --      1,053         --
Total shareholders' equity.......................    20,890     29,257    30,774     22,060     18,792

    Prior years' Results of Operations have been reclassified to conform with the fiscal 2000 presentation.

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

RESULTS OF OPERATIONS

FISCAL YEARS ENDED JUNE 30, 2000, 1999, AND 1998

    The following table sets forth certain items reflected in the Company's consolidated statements of operations as a percentage of total revenues for the periods indicated, and a comparison of such statements is shown as a percentage increase or decrease from the prior year's results:

                                                               PERCENTAGE OF REVENUE
                                                                     YEAR ENDED                     PERCENTAGE
                                                                      JUNE 30,                  INCREASE (DECREASE)
                                                        ------------------------------------   ---------------------
                                                          2000          1999          1998     2000/1999   1999/1998
                                                          ----        --------      --------   ---------   ---------
REVENUES:
Software product licenses.............................     24%           32%           41%        (41)%       (15)%
Consulting and other services.........................     42            40            31         (19)         46
Maintenance...........................................     34            28            28          (2)         11
                                                          ---           ---           ---        ----        ----
    Total revenues....................................    100%          100%          100%        (21)%        11%
                                                          ===           ===           ===        ====        ====

OPERATING EXPENSES:
Costs of software product licenses....................      4%            4%            4%        (10)%        (1)%
Costs of consulting, maintenance and other services...     50            46            39         (15)         16
Software product license sales and marketing..........     26            31            30         (35)          4
Product development...................................     13            12            12         (16)         (2)
General and administrative............................      9             8             8         (11)          3
Provision for uncollectible accounts..................      6             2             2          92          19
Amortization of other assets..........................      1             1             1         (21)         11
Non-recurring costs...................................      1             0             0         N/A           0
                                                          ---           ---           ---        ----        ----
    Total operating expenses..........................    110           104            96         (17)          8
                                                          ---           ---           ---        ----        ----
    Operating earnings (loss).........................    (10)           (4)            4        (102)       (210)
Other expense, net....................................     (2)           (1)           (1)        (17)        (10)
                                                          ---           ---           ---        ----        ----
    Earnings (loss) before income taxes...............    (12)           (5)            3         (83)       (323)
Income tax benefit (expense)..........................     (0)           (1)            0           9         (24)
                                                          ---           ---           ---        ----        ----
    Net earnings (loss)...............................    (12)%          (6)%           3%        (72)%      (284)%
                                                          ---           ---           ---        ----        ----

    REVENUES. Total revenues decreased 21%, to $80,004,000, in fiscal 2000 from $101,791,000 in 1999. Fiscal 1999 revenues represented an 11% increase from revenues of $91,684,000 in fiscal 1998. Software product license revenues decreased 41% from fiscal 1999 to 2000 and decreased 15% from fiscal 1998 to 1999. Consulting revenues decreased 19% from fiscal 1999 to 2000 and increased 46% from fiscal 1998 to 1999. Maintenance revenues from first year and renewed maintenance agreements, both of which are recognized ratably over the maintenance period, decreased 2% from fiscal 1999 to 2000 and increased 11% from fiscal 1998 to 1999.

    Software product license revenues in the North American, Europe and the Asia/Pacific Rim markets decreased by 49%, 33% and 22% or $9,096,000, $3,507,000 and $663,000, respectively. The Company believes that these decreases are principally the result of an industry-wide slowdown in customer's willingness to purchase fully integrated ERP software in favor of similar but modular internet enabled enterprise systems and business to business internet applications which are specialized for their line of business. Within Europe, software product license revenues in the U.K and Spain increased 15% and 22% respectively, which offset decreases in the German, French and Benelux Markets.

    Fiscal 1999 European software product license revenues increased from fiscal 1998's results by 26% or $2,223,000. This increase was offset by decreases in software product license revenues in the North

American and Asia/Pacific Rim markets of 30% and 6% or $7,847,000 and $198,000, respectively. The Company believes that the fiscal 1999 decrease in the North America and European markets are principally a result of an industry-wide slowdown in customers willingness to purchase new software because of issues related to the year 2000 date recognition problem (Y2K) as well as a change in buyer motivation related to the use of the internet for business to business electronic commerce. The Y2K issue arises because certain electronic data processing systems use two digits rather than four to define the applicable year which may preclude proper date recognition after December 31, 1999. The Company believes that the decrease in the Asia/Pacific Rim markets was due to the continued depressed economic conditions that exist in this area. Software product license revenues in France, U.K., and other European countries increased 157%, 88%, and 74% or $1,758,000, $1,241,000, and $1,113,000, respectively.
These increases were somewhat offset by decreases in the Spanish and German Markets. The Company's open systems applications represented approximately 93% of software product license revenues for fiscal 2000, 1999, and 1998.

    Revenues from consulting and other services (which are recognized as performed) correlate with software product license revenues (which are recognized upon delivery), so that when software product license revenues decrease, future period services revenues generally decrease as a result. Fiscal 2000 consulting and other services revenues decreased 19%, or $7,919000, over fiscal 1999 results. The Company significantly lowered its use of third party consultants in cases where the margin earned was not adequate to provide an acceptable profit. This resulted in a reduction of approximately
$2,000,000 million in consulting revenue but an improvement of approximately $2,000,000 in operating margin. The Company experienced shrinkage in the North American, European and Asia/Pacific markets of 15%, 27% and 49%, respectively. As a result of this decreased consulting and services demand the Company has decreased the number of third party consultants as well as employee consultants with lower than standard utilization.

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

    Maintenance agreements are renewed annually by most of the Company's maintenance customers. Maintenance revenues decreased 2%, or $604,000, from fiscal 1999 to fiscal 2000. The Company believes this decrease is the result of the general business slowdown in software sales coupled with expiration of some maintenance contracts without renewal.

    Maintenance revenues increased 11% from fiscal 1998 to 1999. Maintenance revenues have remained essentially flat over the past three years as a net result of increases in the Company's Renaissance CS maintenance revenues offset to a lesser extent by some maintenance contracts which have expired without renewal.

    As a percentage of total revenues, the Company's international operations have remained relatively consistent at 32%, 33% and 31% in fiscal years 2000, 1999 and 1998, respectively. In fiscal 2000, the Company experienced revenue shrinkage in North America, Europe, and the Asia/Pacific Rim of 20%, 24% and 25% respectively.

    The Company's largest Pacific Rim contract represents a distributor agreement with a Japanese Company (the "Distributor") whereby the Distributor has an exclusive license to reproduce and sell certain Ross products in the Pacific Rim. The Company recognizes revenue at the greater of the annual minimum royalty amount or a contractually defined amount determined from licenses sold by the distributor. The Company and the Distributor negotiated an agreement whereby an annual minimum royalty of $2.5 million and $1.9 million was earned during fiscal 1999 and 2000 respectively. The Company expects to earn and recognize
$1.2 million of revenue from the Distributor in fiscal 2001.

    Revenues have been derived from a relatively large number of customers. No single customer accounted for more than 10% of revenues during fiscal 2000, 1999 or 1998.

    COSTS OF SOFTWARE PRODUCT LICENSES. Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the mix of third-party products being sold. Many of the Company's newer products have third party royalty obligations associated with them that had not existed previously. Costs of software product licenses for fiscal 2000 decreased by 10% to $3,503,000 from $3,895,000 in fiscal 1999. This decrease was due to the overall reduced software volumes largely offset by a greater amount of third-party products being bundled with the Company's product. As a percent of software revenue, third party royalties comprised 18% versus 12% of fiscal 2000 and fiscal 1999 revenue respectively. Costs of software product licenses for fiscal 1999 increased by 10% from $3,536,000 in fiscal 1998. The 1999 over 1998 increase is due to a greater amount of third-party products being bundled with the Company's products. The Company's gross profit margin resulting from software product license revenues for fiscal 2000 was 82%, a decrease from 88% in fiscal 1999 and a decrease from 91% in fiscal 1998. Increases in third party royalty expenses led to the decline in these margins from fiscal 1998 to 2000.

    COSTS OF CONSULTING, MAINTENANCE AND OTHER SERVICES. Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. From time to time the Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services decreased 15% to $39,650,000 in fiscal 2000 from $46,410,000 in fiscal 1999.
This decline is composed of a $3,977,000 decrease in third party services costs as well as an aggregate $2,895,000 decline in employee related expenses including salaries, benefits, supplies and other administrative expenses across the services and consulting business. These cost decreases relate directly to the 19% decrease in consulting revenues and the 6% decrease in average headcount from fiscal 1999 to fiscal 2000.

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

    GROSS PROFIT MARGINS. The Company's gross profit margins resulting from consulting, maintenance and other services revenues for fiscal 2000, 1999 and 1998 were 35%, 33% and 32%, respectively. The increase in gross profit margins from fiscal 1999 to 2000 was due largely to decreased spending on third party service providers that typically yield lower margins. Consulting, maintenance and other service revenues represented 76% of total revenues in fiscal 2000 compared to 68% for fiscal 1999.

    During fiscal 1999, in order to meet increasing customer demands and fill services and consulting personnel vacancies, there were increases in personnel expenses related to the hiring and training of new services and consulting personnel who must undergo training before beginning to generate revenue.

    SOFTWARE PRODUCT LICENSE SALES AND MARKETING EXPENSES. Software product license sales and marketing expenses decreased $10,857,000 or 35% in fiscal 2000 over 1999. The decreases for fiscal 2000 over fiscal 1999, are directly related to decreased headcount, and reduced spending on discretionary marketing programs. Employee related expenses decreased by $6,544,000 while travel, trade show, advertising and related expenses decreased by $3,977,000.

    Software product license sales and marketing expenses increased $4,231,000 or 16% in fiscal 1999 over fiscal 1998. The increases for fiscal 1999 over fiscal 1998 were directly related to increased headcount, as well as increased sales and marketing efforts. Employee related expenses, including compensation, increased approximately $3,200,000, travel and trade show related expenses increased approximately $475,000 and advertising related expenses increased approximately $400,000.

    PRODUCT DEVELOPMENT EXPENSES. A summary of the components of product development expenditures for the past three years follows (in thousands):

                                                                      YEAR ENDED JUNE 30,
                                                              ------------------------------------
                                                                2000          1999          1998
                                                                ----        --------      --------
Expenses....................................................  $10,003       $11,959       $10,960
Amortization of previously capitalized software development
  costs.....................................................   (6,875)       (8,806)       (7,520)
                                                              -------       -------       -------
Expenses, net of amortization...............................    3,128         3,153         3,440
Capitalized software development costs......................   12,127        11,572        10,055
                                                              -------       -------       -------
      Total expenditures....................................  $15,255       $14,725       $13,495
                                                              -------       -------       -------
Total expenditures as a percent of total revenues...........       19%           14%           15%
                                                              -------       -------       -------
Capitalized software, net of amortization, as a percent of
  total expenditures........................................       34%           19%           19%
                                                              -------       -------       -------

    Product development expenditures increased 4% from fiscal 1999 to fiscal 2000 and increased 9% from fiscal 1998 to fiscal 1999. As a percentage of total revenues, fiscal 2000 total expenditures increased from fiscal 1999 after a slight decrease from fiscal 1999 compared to fiscal 1998. The primary factor in the fiscal 2000 increase in total expenditures as a percent of revenue is the lower revenue in fiscal 2000.

    Product development expenditures during fiscal 2000 have shifted toward internet based business to business solutions which encompass the traditional backbone ERP as an element of a modular solution. Product development expenditures during fiscal 2000, 1999 and 1998 were primarily focused on new internet enabled modules and continued enhancements to the underlying technology of released products and developing new web enabled products. During fiscal 2000, 1999 and 1998, software development costs capitalized included amounts attributable to the development of additional international features for the Company's Renaissance CS products, developing the 4.X series of Renaissance CS, developing Y2K compliance for the Company's Renaissance Classic products and development of new products aimed at end-to-end e-commerce solutions.. The Company did not experience additional expenditures related to the Y2K compliance of its products after December 1999.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 11% to $7,430,000 in fiscal 2000 from $8,337,000 in fiscal 1999.
Fiscal 1999 represented an increase of 15% from $7,258,000 in fiscal 1998. The net decrease from 1999 to 2000 is primarily attributable to savings achieved by an increased use of networked administrative tools, reduced network communications costs and a reduction of administrative staffs and related costs in both Europe and North America.

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

    PROVISION FOR DOUBTFUL ACCOUNTS AND RETURNS. In fiscal 2000, 1999 and 1998, the Company recorded provisions of $4,645,000, $2,421,000, and $1,830,000, respectively. These provisions represent management's best estimate of the doubtful accounts for each period.

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

    AMORTIZATION OF OTHER ASSETS. Amortization of intangible assets resulted in charges of $1,004,000, $1,263,000, and $1,024,000 in fiscal 2000, 1999 and 1998, respectively. These charges related to the purchase of the Company in 1988 and its subsequent acquisitions of other products and companies. During fiscal 1999, the Company purchased HiPoint Systems Inc. The related intangible assets are being amortized over periods ranging from two to seven years. Increases in fiscal 1999 are directly related to the acquisition of Hipoint Systems. During fiscal 1998, the Company purchased Bizware, Inc. The related intangible assets are being amortized over periods ranging from two to seven years. Also during fiscal 1998, the Company capitalized approximately $431,000 of debt issuance costs related to the receipt of $10,000,000 of convertible debenture financing. For a description of the convertible debenture financing, see "Liquidity and Capital Resources." These costs are being amortized over five years. During fiscal 1997, the Company acquired its Spanish distributor. The related goodwill of $1,541,000 is being amortized over seven years.

    NON-RECURRING COSTS. During Q3 fiscal 2000 the Company recorded a $1,145,000 expense to cover the liability arising from separation costs associated with 19 employees employed in sales, marketing, services and product development in North America and Europe. At June 30, 2000, $589,000 of the liability remained and will be paid in fiscal 2001.

    OTHER INCOME AND EXPENSE. Fiscal 2000, 1999 and 1998 other income is composed largely of interest income of $103,000, $195,000, and $100,000, respectively. Fiscal 2000 interest income decreased from 1999 as a result of lower invested cash balances compared to fiscal 1999. Fiscal 1999 interest income increased from 1998 as a result of higher invested cash balances compared to fiscal 1998. Interest expense increased from fiscal 1998 to 1999 and increased from fiscal 1999 to fiscal 2000 as a result of increased borrowings under the Company's revolving credit facilities and increased capital lease activities.

    INCOME TAXES. The Company recorded income tax expense of $349,000 during fiscal 2000. This expense relates to foreign withholding taxes expensed during the period in certain foreign jurisdictions. The Company recorded income tax expense of $321,000 during fiscal 1999. This expense relates to a refund received for a carry-back of certain net operating losses against prior period income ($414,000), foreign withholding taxes expensed during the year ($473,000), an accrual for federal alternative minimum taxes ($89,000) and accruals for other state taxes payable ($173,000). The Company recorded income tax expense of $382,000 during fiscal 1998. This expense relates to foreign withholding taxes expensed during the year ($337,000), and accruals for other state taxes payable ($45,000).

    At June 30, 2000 and 1999, the Company had net income taxes payable of $248,000 and $145,000 respectively. These tax liabilities primarily relate to various taxing jurisdictions in North America, principally Canada where the Company has used all of its net operating loss carryforwards. The Company anticipates recording significant future foreign withholding tax expenses related to the aforementioned Japanese distributorship agreement, representing 10% of future annual royalty payments from this agreement. At June 30, 2000, the Company had net operating loss carryforwards of approximately

$36,003,000, $13,320,000, and $11,275,000 for federal, California and foreign tax purposes, respectively. These carryforwards, if not utilized, will expire between fiscal 2000 and 2014.

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 2000, net cash provided by operating activities increased by $3,778,000 compared to the prior year. An aggregate net increase in non-cash charges for depreciation, amortization and provisions for uncollectible accounts of $42,000 and an aggregate decrease in the changes in operating assets and liabilities including accounts receivable, pre-paid expenses, accounts payable and accrued expenses of $7,985,000 were offset by decreased Company earnings of $4,249,000. The decreased receivables portfolio was a result of lower revenue volumes and improved days of sales outstanding. The decreases in accounts payable and accrued expenses are the result of lower headcount and operating expenses compared to the prior year. Management believes that the risk of accounts receivable uncollectibility has been appropriately assessed and reflected in the consolidated financial statements.

    During fiscal 2000, the Company required $12,303,000 for investing activities versus $13,091,000 in the prior year, a decrease of $788,000. Investment in property and equipment decreased by $1,505,000 over the prior year as a result of lower spending on computers and infrastructure assets. 1999 spending programs aimed at expansion of European operations as well asY2K preparedness activities were completed early in fiscal 2000 and contributed to lower fiscal 2000 spending. Capitalized computer software costs increased by $549,000 due to timing of development work performed. The Company financed its continuing operations during fiscal 2000 through cash generated from operations and available credit facilities.

    Cash flows from financing activities decreased $7,922,000 versus the prior fiscal year. In fiscal 2000, borrowings under the line of credit decreased by approximately $2,090,000 from fiscal 1999 while borrowings under the line of credit increased from fiscal 1999 over 1998 by $8,576,000.

    At June 30, 2000, the Company had $2,010,000 of cash and cash equivalents. The Company also has a revolving credit facility with an asset-based lender with a maximum credit line of $15,000,000, a maturity date of October 31, 2000, and an interest rate equaling the Prime Rate plus 2%. Borrowings under the credit facility are collateralized by substantially all assets of the Company. At
June 30, 2000, the Company had $8,747,000 outstanding against the $15,000,000 revolving credit facility, and based on the eligible accounts receivable at June 30, 2000, the Company's cash and remaining borrowing capacity under the revolving credit facility total approximately $2,611,000.

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

    On April 23, 1998, the Company issued and sold 353,000 shares of its Common Stock to this investor upon the exercise of the warrant to purchase 640,000 shares of the Company's Common Stock mentioned above. The Company and the investor also agreed to cancel the remaining 287,000 shares of Common Stock subject to the warrant. The aggregate exercise price paid by this investor was $1,141,946, representing a per share exercise price of $3.23. The Company and the investor agreed to reduce the exercise price from that set forth in the warrant certificate, dated July 3, 1996, representing the warrant in consideration for the cancellation. The Company has used the proceeds from this exercise to fund its current operations. On April 24, 1998, the Company issued 286,633 shares of its Common Stock to this investor upon the conversion of the remaining 107 shares of the Series E Mandatory Redeemable Convertible Preferred Stock. Because this transaction involved the exchange of one security for another security, the investor paid no additional consideration to the Company.

    On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The Investors invested $6,000,000 on February 6, 1998 and $4,000,000 on June 11, 1998. The material agreements between the Company and each Investor have been filed as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on February 12, 1998. $3,033,000 and $1,933,000 of these debentures remained outstanding at June 30, 1999 and June 30, 2000, respectively. With the exception of the redemption described below, the difference between the original $10,000,000 borrowing and amounts outstanding at the above mentioned dates represents conversion of the debt into shares of the Company's Common Stock at various conversion prices as determined in accordance with the convertible debenture agreement. The Company notified the Investors that it would redeem $4,000,000 of the convertible subordinated debentures on October 7, 1998 (the "Redemption Date") at a redemption price of $4,320,000 (108 percent of the face value of the redeemed debentures) plus interest accrued through the redemption date. On the Redemption Date, the Company actually redeemed $2,667,000 of the convertible subordinated debentures at a redemption price of $2,880,000. The difference between the face amount of debentures redeemed and the total redemption price paid represents the conversion premium which has been reported as an extraordinary item during fiscal 1999. The Company and the Investor holding the convertible subordinated debenture that was not redeemed negotiated certain changes to the conversion features of the debenture that, among other things, precludes conversion prior to October 7, 1999.

    The Company's ability to meet its cash requirements for operations and recurring capital expenditures will depend upon funds expected to be generated from operations and amounts available under its line of credit facility. However, the Company will be required to seek additional financing. The Company is negotiating alternatives to raise additional funds through public or private financing or other arrangements. The Company cannot assure you that additional funding will be available on favorable terms. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company's failure to raise capital when needed may harm its business and operating results. See note 1 to the consolidated financial statements, Note 1b, "Basis of Presentation/Going Concern.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998 the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". This new standard as amended will be effective for the Company in fiscal 2001, and requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any fair value changes will be recorded in net income or comprehensive income. The adoption of this standard will not have a material effect on the Company's financial statements.

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

    On January 7, 1999, the Company entered into employment agreements with each of J. Patrick Tinley, the Company's President and Chief Operating Officer and member of the Board of Directors, and Dennis V. Vohs, the Company's Chairman of the Board of Directors and Chief Executive Officer (the Employment Agreements). In addition to a salary and benefits, each employment agreement provides the employee with a continuation of salary and benefits for a twenty-four month period immediately following the employee's termination of employment by the Company "without cause" (as that term is defined in the Employment Agreement). In addition, if within the first nine months following a "change of control" of the Company the employee terminates his employment with the surviving corporation for "good reason" or the surviving corporation terminates the employee's employment for any reason other than "cause" or "disability" (as each of these terms in quotes is defined in the Employment Agreements), the employee shall then be entitled to a continuation of then applicable salary for the twenty-four month period immediately following the termination date and all unvested stock options and similar rights shall become vested and exercisable. Mr. Tinley's and Mr. Vohs' Employment Agreements have been filed as
Exhibit 10.3 and Exhibit 10.4, respectively to the Company's Quarterly Report on Form 10-Q for the third quarter of fiscal 1999, filed May 17, 1999.

    On September 17, 1999, the Company entered into an employment agreement with Robert B. Webster, the Chief Financial Officer and Secretary of the Company. In addition to a salary and benefits, the employment agreement provides the employee with a continuation of salary and benefits for a twelve month period immediately following the employee's termination of employment by the Company "without cause" (as that term is defined in the Employment Agreement). In addition, if within the first nine months following a "change of control" of the Company the employee terminates his employment of the surviving corporation for "good reason" or the surviving corporation terminates the employee's employment for any reason other than "cause" or "disability" (as each of these terms in quotes is defined in the Employment Agreements), the employee shall then be entitled to a continuation of then applicable salary for the twelve month period immediately following the termination date and all unvested stock options and similar rights shall become vested and exercisable.
Mr. Webster's Employment Agreement was filed as Exhibit 10.5 to Company's 1999 Annual Report on Form 10-K, filed September 28, 1999.

    On September 12, 2000, the Company announced a strategic restructuring aimed at reducing costs and improving efficiencies. Under the restructuring, the Company reduced 125 positions across the company as well as accelerated efforts to eliminate unneeded office space, improve productivity through the use of technology and focus on increased revenues through the use of distributors. Cost savings associated with the restructuring are expected to be $12,000,000 on an annualized basis.

YEAR 2000 IMPLICATIONS

    The Year 2000 issue arises because certain electronic data processing systems use two digits rather than four to define the applicable year which may preclude proper date recognition after December 31, 1999.

    The Company expended approximately $350,000 related to year 2000 preparedness of its internal systems. Management of the Company believes that the preparations were adequate, and there have been no year 2000 related problems in the Company's internal systems between December 31, 1999 and the date of filing of this Report on Form 10-K. Further, management believes that the more recent versions of its product were developed as year 2000 compliant while older versions of its product were brought into year 2000 compliance through updates provided in conjunction with customer's ongoing maintenance contracts. Management believes that its product design was adequate, and management has not been made aware of any year 2000 processing problems in the Company's products between December 31, 1999 and the date of the filing of this Report on Form 10-K.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    FOREIGN EXCHANGE: The Company has a world-wide presence and as such maintains offices and derives revenues from sources overseas. For fiscal 2000, international revenues as a percentage of total revenues was approximately 32%. The Company's international business is subject to typical risks of an international business, including, but not limited to: differing economic conditions, changes in political climates, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in fiscal 2000 was not material.

    INTEREST RATES: The Company's exposure to interest rates relates primarily to the Company's cash equivalents and certain debt obligations. The Company invests in financial instruments with original maturities of three months or less. Any interest earned on these investments is recorded as interest income on the Company's statement of operations. Because of the short maturity of the Company's investments, a near-term change in interest rates would not materially affect the Company's financial position, results of operations, or cash flows. Certain of the Company's debt obligations include a variable rate of interest. A significant, near-term change in interest rates could materially affect the Company's financial position, results of operations or cash flows.

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

EXECUTIVE OFFICERS

    The executive officers of the Company and their ages at June 30, 2000 are as follows:

NAME                                          AGE                       POSITION
----                                        --------                    --------
Dennis V. Vohs............................     56      Chairman of the Board
J. Patrick Tinley.........................     52      President and CEO, and a Director
Robert B. Webster.........................     52      Executive Vice President, Chief Financial
                                                       Officer and Secretary
Peter M. Fausel...........................     40      Senior Vice President, Worldwide Sales and
                                                       Marketing
Eric W. Musser............................     35      Vice President Product Development &
                                                       Support
Verome M. Johnston........................     35      Vice President and Controller
Rodney D. Jones...........................     48      Vice President, European Operations
Oscar Pierre Prats........................     44      Vice President, Global Channels

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

    MR. VOHS has served as Chairman of the Board since November 1988. He served as Chairman of the Board and Chief Executive Officer from November 1988 until June 2000 at which time Mr. Tinley (see below) succeeded Mr. Vohs as Chief Executive Officer. Prior to joining the Company, Mr. Vohs held various executive positions with Management Science America, Inc. over an 18 year period. Prior to MSA, he held various technical positions at IBM. Mr. Vohs received a Bachelors of Science in Industrial Engineering from Georgia Tech University.

    MR. TINLEY was promoted to CEO and President in July 2000. He served as President and Chief Operating Officer from 1995 to June 2000. He has been a director of the Company since 1993. Mr Tinley joined the Company in November 1988 as Executive Vice President, Business Development and has served as Executive Vice President, Product Development and Executive Vice President, Product Development & Client Services. Prior to 1988, Mr. Tinley held management positions with Management Science of America, Inc. and Royal Crown Companies. Mr. Tinley received a Bachelors in Science from Columbus College.

    MR. WEBSTER, Executive Vice President, Chief Financial Officer and Secretary, joined the Company in June 1998 as VP/CFO. Prior to joining the Company, Mr. Webster served, since February 1995, as Executive Vice President/CFO of Americom Holdings, Inc. a marketing information services company and prior to that in senior financial management positions at Wang Laboratories, Inc. and Unisys Corporation.

Mr. Webster is a Certified Public Accountant in the State of Georgia.
Mr. Webster received both BS in Accounting and Computer Science, as well as a MBA in Information Systems degrees from the Jesuit College of New Jersey, St. Peter's College.

    MR. FAUSEL joined the Company in February 2000 as Senior Vice President North American Sales and Worldwide Marketing. Prior to joining Ross, Mr. Fausel held senior management positions with Invensys PLC. These positions included Vice President of Global Accounts and Industry Marketing, Managing Director of the South Region Business Unit and South Regional Sales Director. Prior to his work with Invensys, Mr. Fausel held senior management positions with ABB in Europe and North America. Mr. Fausel holds a Bachelor of Science degree in Finance from the University of Florida.

    MR. MUSSER joined the Company in 1993 and was promoted to CTO in May of 2000. He has served in development for over 5 years and has held the position of Vice President, Development for the past 2 years. Mr. Musser has also held senior positions in Marketing and has been a critical influence in changing the Company from client/server solutions to Internet based solutions. From 1989 to 1993 Mr. Musser held IT management positions in the steel industry.

    MR. JOHNSTON joined the Company in July 1998 as Corporate Controller. He was promoted to Vice President in August 1999. Immediately prior to joining the Company, Mr. Johnston served as Vice President and Chief Financial Officer of the North America area for Sunds Defibrator, where he had been employed since June of 1991. Prior to that, Mr. Johnston was employed with Deloitte & Touche. Mr. Johnston maintains a CPA certificate in Georgia and earned Bachelor of Business Administration degrees in Accounting and Finance from Valdosta State University.

    MR. JONES joined the Company in February 1998 as Managing Director of the UK. He was promoted to Vice President of European Operations for Direct Channels at the beginning of 2000. Mr. Jones has served several US Companies at Vice President level for Europe and International territories. Most recently he served as International Director for Western Data Systems and prior to that as European VP for Cincom's Manufacturing Applications Division. Mr. Jones is a Mechanical and Production Engineer and qualified as a Certified Engineer from Mid-Kent College-UK.

    MR. PIERRE joined the Company in 1997 as Vice President, European and Latin American Operations following the Company's acquisition of its Spanish subsidiary. He currently serves as Vice President Global Channels, and responsible for the Company direct Operations in Spain, and the European, Middle East and Latin America Distributors. Prior to the acquisition, he was the majority shareholder of the Company's Spanish subsidiary. From April 1990 to 1995, Mr. Pierre was founder and majority shareholder of Software International S.A. Mr. Pierre received a degree in Industrial Engineering overseas from The University Technical School of Barcelona.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Report:

    1. CONSOLIDATED FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Ross Systems, Inc. are filed as part of this report:

                                                                PAGE
                                                              --------
Fiscal 2000, 1999 and 1998 Report of Arthur Andersen LLP,
  Independent Public Accountants............................    F-1
Consolidated Balance Sheets as of June 30, 2000 and 1999....    F-2
Consolidated Statements of Operations--Years Ended June 30,
  2000, 1999, and 1998......................................    F-3
Consolidated Statements of Cash Flows--Years Ended June 30,
  2000, 1999, and 1998......................................    F-4
Consolidated Statements of Shareholders' Equity--Years Ended
  June 30, 2000, 1999, and 1998.............................    F-5
Notes to Consolidated Financial Statements..................    F-6

    2. FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of Ross Systems, Inc. for the Years Ended June 30, 2000, 1999, and 1998 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Ross Systems, Inc.

SCHEDULE                                                        PAGE
--------                                                      --------
II Valuation and Qualifying Accounts........................    S-1

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 13th day of October, 2000.

                                                       ROSS SYSTEMS, INC.

                                                       By:
                                                            -----------------------------------------
                                                                        J. Patrick Tinley
                                                                          PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Patrick Tinley his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ J. PATRICK TINLEY                  President and Chief Executive
     -------------------------------------------         Officer (Principal           October 13, 2000
                  J. Patrick Tinley                      Executive Officer)

                                                       Executive Vice President,
                /s/ ROBERT B. WEBSTER                    Chief Financial Officer
     -------------------------------------------         (Principal Financial and     October 13, 2000
                  Robert B. Webster                      Accounting Officer) and
                                                         Secretary

                 /s/ DENNIS V. VOHS
     -------------------------------------------       Chairman of the Board and a    October 13, 2000
                   Dennis V. Vohs                        Director

               /s/ J. WILLIAM GOODHEW
     -------------------------------------------       Director                       October 13, 2000
                 J. William Goodhew

                 /s/ MARIO M. ROSATI
     -------------------------------------------       Director                       October 13, 2000
                   Mario M. Rosati

                  /s/ BRUCE J. RYAN
     -------------------------------------------       Director                       October 13, 2000
                    Bruce J. Ryan

                               ROSS SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 2000
                               INDEX TO EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
          3.1           Certificate of the Registrant, as amended (1)
          3.2           Certificate of Designation of Rights, Preferences and
                        Privileges of Series B Preferred Stock of the Registrant (3)
          3.4           Certificate of Amendment to the Bylaws of the Registrant
          4.3           Form of the subordinated debenture agreement due February 6,
                        2003 issued by the Registrant to each investor (3)
          4.4           Registration Rights Agreement between the Registrant and
                        each Investor (3)
         10.1           Preferred Share Rights Agreement, dated September 4, 1999
                        between the Registrant and BankBoston N.A. (2)
        10.2A           Extension Agreement and Amendment to Loan Documents dated
                        March 21, 1997 between Registrant and Coast Business Credit, a division of Southern Pacific Thrift and Loan Association
                        (4)
        10.2B           Extension Agreement and Amendment to Loan Documents dated
                        August 18, 1995 between Registrant and CoastFed Business
                        Credit Corporation ("Coast") (4)
        10.2C           First Amendment to Loan and Security Agreement dated June
                        30, 1995 between Registrant and Coast (4)
        10.2D           Loan and Security Agreement dated October 11, 1994 between
                        Registrant and Coast (4)
         10.3           Employment Agreement dated January 7, 1999, between Mr.
                        Patrick Tinley and the Registrant (5)
         10.4           Employment Agreement dated January 7, 1999, between Mr.
                        Dennis Vohs and the Registrant (5)
         10.5           Employment Agreement dated September 13, 1999, between Mr.
                        Robert B. Webster and the Registrant (6)
         21.1           Listing of Subsidiaries of Registrant
         23.1           Consent of Arthur Andersen LLP
         24.1           Power of Attorney (included on signature page)
           27           Financial Data Schedule

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

(6) Incorporated by reference to the exhibit filed with the Registrant's Report on Form 10-K filed September 28, 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Ross Systems, Inc.:

    We have audited the accompanying consolidated balance sheets of ROSS SYSTEMS, INC. AND SUBSIDIARIES (a Delaware corporation) as of June 30, 2000 and 1999 and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ross Systems, Inc. and subsidiaries as of June 30, 2000 and 1999 and the results of their operations and their cash flow for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Atlanta, Georgia
August 11, 2000

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                                ----     --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,010   $  6,294
  Accounts receivable, less allowance for doubtful accounts
    and returns of $3,571 and $2,884 in 2000 and 1999,
    respectively............................................    21,927     37,593
  Prepaid and other current assets..........................     1,501      2,591
                                                              --------   --------
    Total current assets....................................    25,438     46,478
Property and equipment......................................     3,009      5,172
Computer software costs.....................................    32,637     27,261
Other assets................................................     3,211      4,274
                                                              --------   --------
    Total assets............................................  $ 64,295   $ 83,185
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of debt..............................  $ 10,148   $ 12,536
  Accounts payable..........................................     6,949     10,232
  Accrued expenses..........................................     5,459      8,743
  Income taxes payable......................................       248        145
  Deferred revenues.........................................    17,974     18,567
                                                              --------   --------
    Total current liabilities...............................    40,778     50,223
Long-term debt, less current installments...................     2,627      3,705
                                                              --------   --------
    Total liabilities.......................................    43,405     53,928
                                                              --------   --------
Shareholders' equity:
Preferred stock, no par value 5,000,000 shares authorized; 0
  shares issued and outstanding.............................        --         --
  Common stock, $0.001 par value; 35,000,000 shares
    authorized; 23,804,191 and 22,904,312 shares issued and
    outstanding at June 30, 2000 and 1999, respectively.....        24         23
  Additional paid-in capital................................    85,780     84,260
  Accumulated deficit.......................................   (63,034)   (53,371)
  Accumulated other comprehensive income (deficit)..........    (1,880)    (1,655)
                                                              --------   --------
    Total shareholders' equity..............................    20,890     29,257
                                                              --------   --------
Total liabilities and shareholders' equity..................  $ 64,295   $ 83,185
                                                              --------   --------

          See accompanying Notes to Consolidated Financial Statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                                ----     --------   --------
Revenues:
  Software product licenses.................................  $18,943    $32,207    $38,029
  Consulting and other services.............................   33,339     41,258     28,211
  Maintenance...............................................   27,722     28,326     25,444
                                                              -------    -------    -------
    Total revenues..........................................   80,004    101,791     91,684
                                                              -------    -------    -------

Operating expenses:
  Costs of software product licenses........................    3,503      3,895      3,536
  Costs of consulting, maintenance and other services
    (exclusive of non recurring expense of $208 shown
    below)..................................................   39,650     46,410     36,106
  Software product license sales and marketing (exclusive of
    non recurring expense of $687 shown below)..............   20,585     31,442     27,211
  Product development (exclusive of non recurring expense of
    $250 shown below).......................................   10,003     11,959     10,960
  General and administrative................................    7,430      8,337      7,258
  Provision for uncollectible accounts......................    4,645      2,421      1,830
  Provision / settlement of litigation claim................       --         --       (381)
  Amortization of other assets..............................    1,004      1,263      1,024
                                                              -------    -------    -------
  Non-recurring costs.......................................    1,145
    Total operating expenses................................   87,965    105,727     87,544
                                                              -------    -------    -------
    Operating earnings (loss)...............................   (7,961)    (3,936)     4,140
Other income (expense):
  Interest income...........................................      103        196        100
  Interest expense..........................................   (1,455)    (1,352)    (1,263)
                                                              -------    -------    -------
    Earnings (loss) before income taxes.....................   (9,313)    (5,092)     2,977
Extraordinary item, net of tax..............................       --       (213)        --
Income tax expense..........................................      349        321        382
                                                              -------    -------    -------
    Net earnings (loss).....................................  $(9,662)   $(5,626)   $ 2,595
                                                              =======    =======    =======
Net earnings (loss) per common share -- basic (Note 1)......  $ (0.41)   $ (0.25)   $  0.13
                                                              =======    =======    =======
Net earnings (loss) per common share -- diluted (Note 1)....  $ (0.41)   $ (0.25)   $  0.13
                                                              =======    =======    =======
Shares used in per share computation -- basic (Note 1)......   23,301     22,232     19,734
                                                              =======    =======    =======
Shares used in per share computation -- diluted (Note 1)....   23,301     22,232     20,390
                                                              =======    =======    =======

          See accompanying Notes to Consolidated Financial Statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                                ----     --------   --------
Cash flows from operating activities:
  Net earnings (loss).......................................  $(9,662)   $(5,413)   $  2,595
  Adjustments to reconcile net earnings (loss) to net cash
    (used in) provided by operating activities:
    Non-cash stock compensation costs.......................       50         --          --
    Extraordinary loss on early debt extinguishment.........       --       (213)         --
    Litigation settlements and expenses
    Depreciation and amortization of property and
      equipment.............................................    2,272      2,526       2,902
    Amortization of computer software costs.................    6,875      8,806       7,520
    Amortization of other assets............................    1,004      1,263       1,024
    Provision for uncollectible accounts....................    4,645      2,422       1,830
    Changes in operating assets and liabilities, net of
      acquisition:
      Accounts receivable...................................   10,961     (5,394)     (4,225)
      Prepaid and other current assets......................    1,074       (721)        320
      Income taxes recoverable/payable......................      104       (256)        188
      Accounts payable......................................   (3,367)     3,811      (2,601)
      Accrued expenses......................................   (3,113)      (732)        521
      Deferred revenues.....................................     (612)       350       2,207
      Other, net............................................       --          4         (86)
                                                              -------    -------    --------
        Net cash provided by operating activities...........   10,231      6,453      12,195
                                                              -------    -------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (308)    (1,813)     (1,242)
  Computer software costs capitalized.......................  (12,121)   (11,572)    (10,055)
  Other.....................................................      126        294        (390)
                                                              -------    -------    --------
        Net cash used in investing activities...............  (12,303)   (13,091)    (11,618)
                                                              -------    -------    --------
Cash flows from financing activities:
  Net line of credit activity...............................   (2,090)     8,576      (7,856)
  Capital lease payments....................................     (276)      (432)       (263)
  Retirement of convertible debt............................       --     (2,667)       (431)
  Proceeds from issuance of convertible debt................       --         --      10,000
  Proceeds from issuance of common stock....................      222        301       1,262
                                                              -------    -------    --------
        Net cash provided by financing activities...........   (2,144)     5,778       2,712
                                                              -------    -------    --------
Effect of exchange rate changes on cash.....................      (68)       (94)        (51)
                                                              -------    -------    --------
Net increase (decrease) in cash and cash equivalents........   (4,284)      (954)      3,238
                                                              -------    -------    --------
Cash and cash equivalents at beginning of fiscal year.......    6,294      7,248       4,010
                                                              -------    -------    --------
Cash and cash equivalents at end of fiscal year.............  $ 2,010    $ 6,294    $  7,248
                                                              =======    =======    ========

          See accompanying Notes to Consolidated Financial Statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                  ACCUMULATED
                                   COMMON STOCK                                      OTHER             TOTAL
                                -------------------   PAID IN    ACCUMULATED     COMPREHENSIVE     SHAREHOLDERS'   COMPREHENSIVE
                                 SHARES     AMOUNT    CAPITAL      DEFICIT      INCOME (DEFICIT)      EQUITY           INCOME
                                --------   --------   --------   ------------   ----------------   -------------   --------------
Balances as of June 30,
  1997........................   19,245    $ 73,756                $(50,340)        $(1,356)         $ 22,060
Exercise of stock options.....       11          35                                                        35
Exercise of common stock
  warrants....................      353       1,142                                                     1,142
Conversion of preferred
  stock.......................      287       1,053                                                     1,053
Conversion of convertible
  debentures..................      392       1,616                                                     1,616
Issuance of stock for
  acquisition.................      703       2,057                                                     2,057
Issuance of stock pursuant to
  employee stock purchase
  plan........................      116         301                                                       301
Stock issuance costs..........                 (293)                                                     (293)
Effect of foreign currency
  translation.................                                                          208               208             208
Reincorporation...............              (79,646)   79,646
Net earnings..................                                        2,595                             2,595           2,595
                                 ------    --------   -------      --------         -------          --------         -------
Comprehensive income
  (deficit)...................                                                                                          2,803
                                                                                                                      =======
Balances as of June 30,
  1998........................   21,107    $     21   $79,646      $(47,745)        $(1,148)         $ 30,774
                                 ------    --------   -------      --------         -------          --------
Exercise of stock options.....       92                   104                                             104
Issuance of stock for
  acquisition.................      467           1     1,546                                           1,547
Issuance of stock pursuant to
  employee stock purchase
  plan........................      122                   322                                             322
Stock issuance costs..........                            (52)                                            (52)
Effect of foreign currency
  translation.................                                                         (507)             (507)           (507)
Conversion of convertible
  debentures..................    1,116           1     2,694                                           2,695
Net loss......................                                       (5,626)                           (5,626)         (5,626)
                                 ------    --------   -------      --------         -------          --------         -------
Comprehensive income
  (deficit)...................                                                                                         (6,133)
                                                                                                                      =======
Balances as of June 30,
  1999........................   22,904    $     23   $84,261      $(53,372)        $(1,655)         $ 29,257
Exercise of stock options.....       10
Issuance of stock for hiring
  bonus.......................       19                    50                                              50
Conversion of convertible
  debentures..................      732           1     1,248                                           1,249
Issuance of stock pursuant to
  employee stock purchase
  plan........................      139                   222                                             222
Effect of foreign currency
  translation.................                                                         (225)             (225)           (225)
Net loss......................                                       (9,662)                           (9,662)         (9,662)
                                 ------    --------   -------      --------         -------          --------         -------
Comprehensive income
  (deficit)...................                                                                                         (9,887)
                                                                                                                      =======
Balances as of June 30,
  2000........................   23,804    $     24   $85,780      $(63,034)        $(1,880)         $ 20,890
                                 ======    ========   =======      ========         =======          ========

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

(B) BASIS OF PRESENTATION/GOING CONCERN

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

    The Company operated at a profit of $2,595,000 for the fiscal year ended June 30, 1998 and had losses of $5,626,000, and $9,662,000 for the fiscal years ended June 30, 1999 and June 30, 2000, respectively.

    Additionally, at June 30, 2000, the Company had an accumulated deficit of $63,034,000 a stockholders' equity of $20,890,000, and a working capital deficiency of $15,340,000. The Company will require additional financing for working capital for a period of time until profitability is achieved.

    On August 31, 2000, the Company initiated a rationalization of activities to reduce expenses and cash usage in its operations in an effort to achieve future profitability. The estimated annualized improvement due to a 125 person reduction in force, a short term hiring freeze and reduction in excess real estate facilities and related expenses, is expected to reduce cash expenditures by approximately $1,000,000 per month or $12,000,000 on an annualized basis.

    The Company has engaged a private placement agent to attempt to secure a private placement of up to 20% of the value of the Company's common shares. Additionally the company is renegotiating its asset based lending facility and believes it will be able to secure a greater advance rate on certain international receivables.

    The Company has recently achieved general availability on its E Commerce products that work in conjunction with its large base of installed customers and believes that these efforts will position them favorably to grow revenues and improve operating margins, while continuing to minimize operating costs. There can be no assurance that the Company will be successful in growing revenues or operating profitably.

    The accompanying consolidated financial statements have been prepared assuming that the Company, will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(C) CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(D) PROPERTY AND EQUIPMENT

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

                                                     FOR THE YEAR ENDED JUNE 30,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
Net earnings (loss)...............................  $(9,662)   $(5,626)    $2,595
Payment in kind interest on convertible
  debentures......................................       --         --         77
                                                    -------    -------     ------
Net earnings (loss) for use in per share
  calculations....................................  $(9,662)   $(5,626)    $2,672
                                                    =======    =======     ======

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

(F) AMORTIZATION OF OTHER ASSETS

    The other assets described in Note 4 are amortized using the straight-line method over the following estimated useful lives:

Acquired software technology................................  3 to 5 years
Covenants not to compete....................................  3 to 5 years
Goodwill....................................................  7 to 10 years

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

(G) REVENUE RECOGNITION

    The Company recognizes revenues from licenses of computer software provided that a noncancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) probable, and no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. Where the Company has future obligations, if such obligations are insignificant, related costs are accrued immediately. When the obligations are significant, the software product license revenues are deferred. Future contractual obligations can include software customization, requirements to provide additional products in the future and porting products to new platforms. Contracts which require significant software customization are accounted for on the percentage-of-completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

    Service revenues generated from professional consulting and training services are recognized as the services are performed. Maintenance revenues, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally 12 months. The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2).

(H) COMPUTER SOFTWARE COSTS

    The Company capitalizes computer software product development costs incurred in developing a product once technological feasibility has been established and until the product is available for general release to customers. Technological feasibility is established when the Company either (i) completes a detail program design that encompasses product function, feature and technical requirements and is ready for coding and confirms that the product design is complete, that the necessary skills, hardware and software technology are available to produce the product, that the completeness of the detail program design is consistent with the product design by documenting and tracing the detail program design to the product specifications, and that the detail program design has been reviewed for high-risk development issues and any related uncertainties have been resolved through coding and testing or (ii) completes a product design and working model of the software product, and the completeness of the working model and its consistency with the product design have been confirmed by testing. The Company evaluates realizability of the capitalized amounts based on expected revenues from the product over the remaining product life. Where future revenue streams are not expected to cover remaining amounts to be amortized, the Company either accelerates amortization or expenses remaining capitalized amounts. Amortization of such costs is computed as the greater of (1) the ratio of current revenues to expected revenues from the related product sales or (2) a straight-line basis over the expected economic life of the product (not to exceed five years). As of June 30, 2000 and 1999, capitalized computer software costs approximated $80,840,000 and $69,698,000 respectively, and related accumulated amortization totaled $48,203,000 and $42,437,000, respectively. Software costs related to the development of new products incurred prior to establishing technological feasibility or after general release are expensed as incurred.

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

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(J) FOREIGN OPERATIONS AND CURRENCY TRANSLATION

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

(K) RECLASSIFICATIONS

    Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 financial statement presentation.

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

(M) ADVERTISING COSTS

    The Company generally expenses advertising costs as incurred. Advertising costs for the fiscal years ended June 30, 2000, 1999 and 1998 were $1,517,042, $2,360,682 and $1,819,535, respectively.

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

                                                     FOR THE YEAR ENDED JUNE 30,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
Net earnings (loss)...............................  $(9,662)   $(5,626)    $2,595
Foreign currency translation adjustments..........     (225)      (507)       208
                                                    -------    -------     ------
Total Comprehensive income (loss).................  $(9,887)   $(6,133)    $2,803
                                                    =======    =======     ======

(O) SEGMENT INFORMATION

    The Company has adopted the Financial Accounting Standards Board's statement of Financial Accounting Standards No. 131, or SFAS 131, "Disclosures about Segments of an Enterprise and Related

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Information," effective for fiscal years beginning after December 15, 1997. SFAS 131 supersedes Statement of Financial Accounting standards No. 14, or
SFAS 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information.

    The Company markets its products and related services primarily in North America, Europe and Asia and primarily measures its business performance based upon geographic results of operations. Selected balance sheet and income statement information pertaining to the various significant geographic areas of operation are as follows:

    As of and for the year ended June 30, 2000:

                                                               NET INCOME     DEPRECIATION       CAPITAL
                                     GROSS ASSETS   REVENUE      (LOSS)     AND AMORTIZATION   EXPENDITURES
                                     ------------   --------   ----------   ----------------   ------------
Belgium............................    $   416      $ 1,138     $  (620)         $   42            $ 13
Netherlands........................        658        2,963         (74)             68              29
France.............................      2,261        3,782      (3,107)             63               8
Germany............................        360        1,626         179               2               0
Spain..............................      4,185        5,411        (582)            177              45
United Kingdom.....................      4,809        7,968        (785)            177              58
North America......................     51,606       57,116      (4,673)          1,743             155
                                       -------      -------     -------          ------            ----
Total..............................    $64,295      $80,004     $(9,662)         $2,272            $308
                                       =======      =======     =======          ======            ====

    As of and for the fiscal year ended June 30, 1999:

                                                              NET INCOME     DEPRECIATION       CAPITAL
                                    GROSS ASSETS   REVENUE      (LOSS)     AND AMORTIZATION   EXPENDITURES
                                    ------------   --------   ----------   ----------------   ------------
Belgium...........................    $   720      $  1,400    $(1,873)         $   63           $   28
Netherlands.......................      1,553         4,409       (480)             76               44
France............................      4,691         6,616     (3,709)             73               47
Germany...........................        281         1,533        (68)              6                0
Spain.............................      5,028         6,615     (4,226)            492              727
United Kingdom....................      4,505         9,355     (1,098)            232              155
North America.....................     66,407        71,863      5,828           1,584              812
                                      -------      --------    -------          ------           ------
Total.............................    $83,185      $101,791    $(5,626)         $2,526           $1,813
                                      =======      ========    =======          ======           ======

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    As of and for the year ended June 30, 1998:

                                                               NET INCOME     DEPRECIATION       CAPITAL
                                     GROSS ASSETS   REVENUE      (LOSS)     AND AMORTIZATION   EXPENDITURES
                                     ------------   --------   ----------   ----------------   ------------
Belgium............................    $   786      $ 1,947     $  (248)         $   46           $   38
Netherlands........................      1,284        3,649        (789)             84               77
France.............................      3,429        3,127      (2,447)             21               51
Germany............................        508        1,952         376               9               14
Spain..............................      5,035        5,858        (515)            356              329
United Kingdom.....................      3,406        7,111      (2,588)            218              164
North America......................     63,741       68,040       8,806           2,168              569
                                       -------      -------     -------          ------           ------
Total..............................    $78,189      $91,684     $ 2,595          $2,902           $1,242
                                       =======      =======     =======          ======           ======

    The Company has no customers that represent ten percent or more of annual revenues.

(P) NEW ACCOUNTING PRONOUNCEMENTS

    In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Statement 133 is required to be adopted for the Company's fiscal year 2001. The Company does not anticipate that Statement 133 will have a significant impact on its financial statements or financial statement disclosures.

    In 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to the recognition of revenues. The Company is currently reviewing its revenue recognition policy and does not expect the adoption of SAB No. 101 to have a material impact on its consolidated results of operations, financial position, or cash flows.

(Q) NON-RECURRING COSTS

    During the third quarter of fiscal year 2000, the Company recorded a $1,145,000 expense to cover the liability arising from separation costs associated with 19 employees employed in sales, marketing, services, and product development in North America and Europe. The costs were accrued in accordance with EITF Issue 94-3. At June 30, 2000, $589,000 of the liability remained and will be paid in fiscal 2001.

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

(3) PROPERTY AND EQUIPMENT

    A summary of property and equipment follows:

                                                               JUNE 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Computer equipment......................................  $ 13,113   $ 14,209
Furniture and fixtures..................................     3,007      3,025
Leasehold improvements..................................     1,705      1,819
                                                          --------   --------
                                                            17,825     19,053
                                                          --------   --------
Less accumulated depreciation and amortization..........   (14,816)   (13,881)
                                                          --------   --------
                                                          $  3,009   $  5,172
                                                          ========   ========

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(4) OTHER ASSETS

    A summary of other assets follows:

                                                                 JUNE 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Covenants not to compete..................................  $ 1,285    $ 1,285
Goodwill..................................................    7,479      7,479
Other.....................................................    2,153      2,153
                                                            -------    -------
                                                             10,917     10,917
Less accumulated amortization.............................   (7,706)    (6,643)
                                                            -------    -------
                                                            $ 3,211    $ 4,274
                                                            =======    =======

(5) ACCRUED EXPENSES

    A summary of accrued expenses follows:

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Accrued vacation and other employee benefits................   $  812     $1,120
Accrued commissions.........................................      927      2,125
Deferred rent...............................................       33        120
Sales and use taxes payable.................................      556      1,807
Interest payable............................................       84        100
Professional fees...........................................      112        101
Royalties...................................................      647        696
Other.......................................................    2,288      2,674
                                                               ------     ------
                                                               $5,459     $8,743
                                                               ======     ======

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

(6) DEBT

    The Company has a revolving credit facility for up to $15,000,000 which is collateralized by substantially all assets of the Company. The revolving credit facility expires on October 31, 2000, but has been extended until December 31, 2000. The credit facility carries an interest rate at the prime rate plus 2% (11.50% at June 30, 2000), and restricts the Company's ability to enter into any acquisition or merger not in the Company's regular line of business and to pay any cash dividends on the Company's stock. The revolving credit facility may be withdrawn if (a) the Company fails to pay any principal or interest amount

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(6) DEBT (CONTINUED)
due or (b) there is a material impairment of the Company's business which would prevent loan repayment and (c) any of these events are not remedied by the Company within allowable periods. At June 30, 2000 and 1999, $8,747,000 and $11,981,000 were outstanding under the Company's revolving credit facility, respectively. As of June 30, 2000 the amounts available under the revolving credit facility totaled $601,000.

    Long term debt consists of convertible debentures. (See note 8.)

    As of June 30, 2000 and 1999, the Company had outstanding capital lease obligations aggregating $870,000 and $267,000, respectively. As of June 30, the Company's future obligations under capital leases are as follows (in thousands):

                                                                2000       1999
                                                              --------   --------
Fiscal Year:
2001........................................................    $689       $205
2002........................................................     307        132
                                                                ----       ----
Total future capital lease payments.........................     996        337
Less amounts representing interest..........................     126         70
                                                                ----       ----
                                                                $870       $267
                                                                ====       ====

(7) COMMITMENTS AND CONTINGENCIES

    The Company leases facilities and certain equipment under operating leases which expire at various dates through fiscal 2016. Certain leases include renewal options and rental escalation clauses to reflect changes in price indices, real estate taxes, and maintenance costs. As of June 30, 2000, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

FISCAL YEAR
-----------
2001........................................................   $2,693
2002........................................................    1,773
2003........................................................      285
2004........................................................      176
Thereafter..................................................      235
                                                               ------
Total future minimum lease payments.........................   $5,162
                                                               ======

    The Company has an irrevocable letter of credit outstanding in the amount of $670,000 which was issued in exchange for a waiver of an event of default under an operating lease covenant in 1997. Rent expense approximated $3,612,000 $3,829,000, and $3,510,000, for fiscal 2000, 1999, and 1998, respectively.

(8) CAPITAL STOCK

(A) MANDITORILY REDEEMABLE PREFERRED STOCK

    In fiscal 1991, the Company authorized a new class of no par value preferred stock consisting of 5,000,000 shares. The Board of Directors is authorized to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(8) CAPITAL STOCK (CONTINUED)
preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the shareholders. All preferred stock was issued with a mandatory redemption factor. As of June 30, 1999 and 1998, the Company had no shares of its Manditorily redeemable convertible preferred stock outstanding.

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

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(8) CAPITAL STOCK (CONTINUED)
(C) CONVERTIBLE DEBENTURES

    On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The investors invested $6,000,000 on February 6, 1998 and $4,000,000 on June 11, 1998. As of June 30, 2000, the
remaining balance after conversions and redemption's is $1,933,333. The material agreements between the Company and each Investor have been filed as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on February 12, 1998. The salient points of the convertible subordinated debenture agreement are as follows:

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

    During fiscal 2000 and fiscal 1999, through the issuance of additional common shares, the Company paid interest in kind of $149,000 and $270,354, respectively, related to these debentures. When the Company is profitable, this payment in kind interest is added back to net earnings in the determination of diluted earnings per share. In years of loss, this amount in not added back as it would be anti-dilutive. (See note 1.)

(D) REINCORPORATION

    In June, 1998, the Company effected a change in its legal domicile from California to Delaware by creating a Delaware corporation which was the surviving entity of a merger with the California corporation. With this reincorporation, the shares of the Delaware corporation have a stated par value of $0.001 per share.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(9) EMPLOYEE STOCK PLANS

    At June 30, 2000, the Company had three stock-based compensation plans, which are described below. The Company applies Accounting Principles Board opinion no. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Stock Option Plan and its Stock Purchase Plan. Had compensation cost for the Company's Stock Option and Stock Purchase Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement 123, the Company's net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):

                                                        YEAR ENDED JUNE 30,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
Net earnings (loss):
  As reported....................................  $ (9,662)  $(5,626)    $2,595
  Pro forma......................................   (10,657)   (7,087)       951
Net earnings (loss) per share:
  As reported basic..............................  $  (0.41)  $ (0.25)    $ 0.13
  As reported diluted............................     (0.41)    (0.25)      0.13
  Pro forma basic................................     (0.46)    (0.32)      0.08
  Pro forma diluted..............................     (0.46)    (0.32)      0.08

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

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(9) EMPLOYEE STOCK PLANS (CONTINUED)
    A summary of the status of the Company's Plan as of June 30, 2000, 1999 and 1998 and activity for the fiscal years then ended is presented below:

                                                         NUMBER OF    WEIGHTED AVERAGE
                                                           SHARES      EXERCISE PRICE    EXERCISABLE
                                                         ----------   ----------------   -----------
Balance as of June 30, 1997............................   1,550,000        $ 4.88           620,000
Granted (at fair value)................................     728,000        $ 4.46
Exercised..............................................     (78,000)       $ 3.59
Canceled...............................................    (312,000)       $ 5.02
                                                         ----------
Balance as of June 30, 1998............................   1,888,000        $ 4.76           749,000
Granted (at fair value)................................   1,731,000        $ 2.79
Exercised..............................................     (25,000)       $ 2.59
Canceled...............................................  (1,808,000)       $ 4.66
                                                         ----------
Balance as of June 30, 1999............................   1,786,000        $ 2.97           860,000
Granted (at fair value)................................     611,000        $ 2.58
Exercised..............................................     (10,000)       $ 2.59
Canceled...............................................    (351,000)       $ 2.88
                                                         ----------
Balance as of June 30, 2000............................   2,036,000        $ 2.87         1,028,000
                                                         ==========

    The weighted average estimated grant date fair value of options granted during fiscal 2000, 1999 and 1998 was $2.58, $2.79 and $3.76, respectively. At June 30, 2000, 1,028,000 shares were exercisable.

    The following table summarizes information about the stock options outstanding at June 30, 2000:

                                  OPTIONS OUTSTANDING
                             ------------------------------
                                           WEIGHTED AVERAGE                           OPTIONS EXERCISABLE
                                              REMAINING                          ------------------------------
                               SHARES        CONTRACTUAL      WEIGHTED AVERAGE     SHARES      WEIGHTED AVERAGE
  RANGE OF EXERCISE PRICES   OUTSTANDING         LIFE          EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
  ------------------------   -----------   ----------------   ----------------   -----------   ----------------
    $1.88 -- $2.44......        238,000          9.3 years            $2.07          23,000          2.24
    $2.50 -- $2.50......        140,000          9.4 years             2.50               0             0
    $2.59 -- $2.59......        999,000          6.3 years             2.59         757,000          2.59
    $2.66 -- $2.81......        238,000          8.1 years             2.75          75,000          2.80
    $3.18 -- $3.81......        230,000          8.4 years             3.41          46,000          3.66
    $3.88 -- $5.25......        121,000          6.4 years             4.37          71,000          4.39
    $5.50 -- $5.50......         10,000          6.1 years             5.50           8,000          5.50
    $6.50 -- $6.50......         37,000          6.4 years             6.50          29,000          6.50
    $6.75 -- $6.75......         23,000          6.0 years             6.75          19,000          6.75
    Totals..............      2,036,000          7.3 years            $2.87       1,028,000         $2.98
                              ---------     --------------      -----------       ---------         -----

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(9) EMPLOYEE STOCK PLANS (CONTINUED)
    The following weighted average assumptions for the Company's Stock Option Plan were used to determine the pro forma amounts noted above:

                                                                  YEAR ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Expected volatility.........................................   104.7%     79.9%
Risk-free interest rate.....................................     6.5%      5.8%
Expected dividend yield.....................................     *         *

------------------------

*   Not applicable

(B) EMPLOYEE STOCK PURCHASE PLAN

    The Company initially reserved 800,000 shares of common stock for issuance under its 1991 Employee Stock Purchase Plan ("ESPP"). In fiscal 1999, the stockholders approved an amendment to the plan whereby the number of shares reserved for issuance was increased to 950,000. The amendment also provides that beginning in fiscal 2000 and each year thereafter, the amount reserved for issuance is increased by the lesser of 150,000 shares or 1% of total outstanding common stock.

    Under the ESPP, the Company's employees may purchase, through payroll deductions of 1% to 10% of compensation, shares of common stock at a price per share that is the lesser of 85% of its fair market value as of the beginning or end of the offering period. Under the ESPP, the Company sold 139,552 shares, 121,861 shares and 116,000 shares to employees in fiscal 2000, 1999 and 1998, respectively. The weighted average fair value of those purchase rights granted in fiscal 2000 and 1999 was $1.45 and $1.64, respectively. As of June 30, 2000, 877,000 shares had been issued under the ESPP.

    The following weighted average assumptions for the Company's ESPP were used to determine the pro forma amounts noted above:

                                                           YEAR ENDED JUNE 30,
                                                          ---------------------
                                                            2000        1999
                                                          ---------   ---------
Expected life...........................................  0.5 years   0.5 years
Expected volatility.....................................      104.7%       74.7%
Risk-free interest rate.................................        6.5%        5.6%
Expected dividend yield.................................          *           *

------------------------

*   Not applicable

(C) OTHER EMPLOYEE PLAN

    In June 1992, the Company reserved 200,000 shares of common stock for issuance to certain employees as payment under compensation agreements. As of June 30, 2000, 10,000 shares had been issued under the plan.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(10) INCOME TAXES

    Earnings (losses) before income taxes include foreign losses before income taxes of approximately $(4,640,000), $11,450,000, and $6,200,000 for fiscal
2000, 1999 and 1998, respectively. During fiscal 1999, the Company forgave approximately $6,702,000 in intercompany debt, but elected to treat the forgiveness as an infusion of capital at the subsidiary level.

    Income tax expense (benefit) for the years ended June 30, 2000, 1999 and 1998 consists of the following (in thousands):

                                                            2000       1999       1998
                                                          --------   --------   --------
Current:
  Federal...............................................    $ --      $(325)      $ --
  Foreign...............................................     349        473        337
  State.................................................      --        173         45
                                                            ----      -----       ----
                                                             349        321        382
                                                            ----      -----       ----
Deferred:
  Federal...............................................      --         --         --
  Foreign...............................................      --         --         --
  State.................................................      --         --         --
                                                            ----      -----       ----
                                                              --         --         --
                                                            ----      -----       ----
                                                            $349      $ 321       $382
                                                            ====      =====       ====

    For the years ended June 30, 2000, 1999 and 1998, the reconciliation between the amounts computed by applying the United States federal statutory tax rate of 34% to earnings (loss) before income taxes and the actual tax expense follows (in thousands):

                                                      2000       1999       1998
                                                    --------   --------   --------
Income tax (benefit) expense at statutory rate....   (3,166)    (1,804)     1,012
State income tax (benefit) expense, net of federal
  income tax benefit..............................     (422)      (159)        46
Change in beginning of year valuation allowance...    1,526       (215)    (1,604)
Losses for which no benefit is recognized.........    1,630      2,190        395
Rate differential related to foreign income and
  foreign tax withholdings........................      349        473        339
Amortization of other assets and other permanent
  differences.....................................      432        326        209
Federal income tax benefit from net operating loss
  carryback.......................................       --       (414)        --
                                                    -------    -------    -------
Other.............................................       --        (76)       (15)
                                                    -------    -------    -------
                                                    $   349    $   321    $   382
                                                    =======    =======    =======

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(10) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2000 and 1999 were as follows (in thousands):

                                                            2000       1999
                                                          --------   --------
Accruals and reserves...................................  $    997   $    868
Net operating loss carryforward (federal)...............    12,241     10,728
Net operating loss carryforward (state).................     2,012        887
Net operating loss carryforward (foreign)...............     3,834      3,264
Foreign tax and research credit carryforwards...........     3,802      3,453
                                                          --------   --------
  Total gross deferred tax assets.......................    22,886     19,200
  Less valuation allowance..............................    (9,802)    (8,276)
                                                          --------   --------
  Net deferred tax assets...............................    13,084     10,924
                                                          --------   --------
Capitalized computer software costs.....................   (12,969)   (10,649)
Undistributed earnings of subsidiary....................       196       (234)
Fixed assets depreciation differences...................      (311)       (41)
                                                          --------   --------
  Total gross deferred liabilities......................   (13,084)   (10,924)
                                                          --------   --------
Net deferred taxes......................................  $     --   $     --
                                                          ========   ========

    The net change in total valuation allowance for the year ended June 30, 2000 was an increase of $1,526,000. The valuation allowance has been established to recognize the uncertainty of utilizing loss and credit carryovers and certain deferred assets.

    At June 30, 2000, the Company had net operating loss carryforwards of approximately $36,003,000, $13,320,000 and $11,275,000 for federal, California and foreign tax purposes, respectively. At June 30, 2000, the Company also had unused research and other credit carryforwards of approximately $3,248,000 and $554,000 for federal and California tax purposes, respectively. The loss and research credit carryforwards, if not utilized, will expire between fiscal 2000 and 2014.

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

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

(12) SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information for the years ended June 30, 2000, 1999 and 1998 follows (in thousands):

                                                        2000       1999       1998
                                                      --------   --------   --------
Cash payments:
  Interest..........................................   $1,327     $1,289     $1,321
  Income taxes......................................   $  245     $  686     $  187
Noncash investing and financing activities:
  Conversion of preferred stock.....................       --         --     $1,053
  Product purchased in exchange for distribution
    agreement.......................................       --         --         --
  Acquisition of equipment under capital lease
    obligations.....................................       --         --     $  479
  Conversion of convertible debentures into stock
    (non-cash transaction)..........................   $1,249     $2,761     $1,539
  Issuance of stock in settlement of litigation.....       --         --         --
  Issuance of stock for product/business
    acquisitions....................................              $2,067     $2,057
  Acquisition of distributor's customer base........       --         --         --

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

(13) SUBSEQUENT EVENT

    On September 12, 2000, the Company announced a strategic restructuring aimed at reducing costs and improving efficiencies. Under the restructuring, the Company reduced 125 positions across the company as well as accelerated efforts to eliminate unneeded office space, improve productivity through the use of technology and focus on increased revenues through the use of distributors.

                                                                     SCHEDULE II

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                         ADDITIONS
                                                   ----------------------
                                      BALANCE AT   CHARGED TO    CHARGED
                                      BEGINNING    COSTS AND    TO OTHER                     BALANCE AT
DESCRIPTION                           OF PERIOD     EXPENSES    ACCOUNTS    DEDUCTIONS(1)   END OF PERIOD
-----------                           ----------   ----------   ---------   -------------   -------------
Year ended June 30, 2000 allowance
  for doubtful accounts and
  returns...........................    $2,884       $4,645      $   --        $3,958          $3,571
                                        ------       ------      ------        ------          ------
Year ended June 30, 1999 allowance
  for doubtful accounts and
  returns...........................    $1,974       $2,421      $   --        $1,511          $2,884
                                        ------       ------      ------        ------          ------
Year ended June 30, 1998 allowance
  for doubtful accounts and
  returns...........................    $3,495       $1,830      $   --        $3,351          $1,974
                                        ------       ------      ------        ------          ------

------------------------

(1) Represents net charge-offs of specific receivables.