Form 10-Q
period 2000-09-30
ROSS SYSTEMS INC/CA
filed 2000-11-14
CIK 873594

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000,
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19092

                               ROSS SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     94-2170198
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

        TWO CONCOURSE PARKWAY,                                30328
      SUITE 800, ATLANTA, GEORGIA                           (zip code)
    (Address of principal executive
               offices)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                                OUTSTANDING
                    CLASS                                    OCTOBER 31, 2000
                    -----                                    ----------------
       Common stock, $0.001 par value                           25,118,532

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ROSS SYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

                        Item 1.    Financial Statements........................................      1

                                   Condensed Consolidated Balance Sheets September 30, 2000 and
                                   June 30, 2000...............................................      1

                                   Condensed Consolidated Statements of Operations Three months
                                   ended September 30, 2000 and 1999...........................      2

                                   Condensed Consolidated Statements of Cash Flows Three months
                                   ended September 30, 2000 and 1999...........................      3

                                   Management's Discussion and Analysis of Financial Condition
                        Item 2.    and Results of Operations...................................     11

                                   Quantitative and Qualitative Disclosures About Market
                        Item 3.    Risk........................................................     16

PART II.  OTHER INFORMATION

                        Item 2.    Changes in Securities.......................................     17

                        Item 6.    Exhibits and Reports on Form 8-K............................     17

SIGNATURE......................................................................................     19

                         PART I.  FINANCIAL INFORMATION

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE RELATED DATA)

ITEM 1.  FINANCIAL STATEMENTS

                                                              SEPTEMBER 30,   JUNE 30,
                                                                  2000          2000
                                                              -------------   ---------
                                                                              (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,055      $  2,010
  Accounts receivable, less allowance for doubtful
    accounts................................................      15,443        21,927
  Prepaids and other current assets.........................       1,899         1,501
                                                                --------      --------
    Total current assets....................................      18,397        25,438

Property and equipment,net..................................       2,748         3,009
Computer software costs, net................................      33,109        32,637
Other assets................................................       2,996         3,211
                                                                --------      --------
    Total assets............................................    $ 57,250      $ 64,295
                                                                ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of debt..............................    $ 10,367      $ 10,148
  Accounts payable..........................................       7,708         6,949
  Accrued expenses..........................................       4,479         5,459
  Income taxes payable......................................         198           248
  Deferred revenues.........................................      14,691        17,974
                                                                --------      --------
    Total current liabilities...............................      37,443        40,778
                                                                --------      --------
Long-term debt, less current installments...................       1,798         2,627
                                                                --------      --------
Shareholders' equity:
  Common stock, $.001 par value; 35,000,000 shares
    authorized, 24,434,416 and 23,804,191 shares issued and
    outstanding at September 30, 2000 and
    June 30, 2000, respectively. Preferred stock, no par
    value; 5,000,000 shares authorized, 0 outstanding.......          24            24
  Additional paid-in capital................................      86,316        85,780
  Accumulated deficit.......................................     (67,228)      (63,034)
  Accumulated comprehensive deficit.........................      (1,103)       (1,880)
                                                                --------      --------
    Total shareholders' equity..............................      18,009        20,890
                                                                --------      --------
    Total liabilities and shareholders' equity..............    $ 57,250      $ 64,295
                                                                ========      ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues:
  Software product licenses.................................  $ 2,417    $ 5,970
  Consulting and other services.............................    4,967     10,201
  Maintenance...............................................    6,768      7,092
                                                              -------    -------
    Total revenues..........................................   14,152     23,263
                                                              -------    -------
Operating expenses:
  Costs of software product licenses........................      483      1,001
  Costs of consulting, maintenance and other services.......    6,518     11,030
  Sales and marketing.......................................    5,043      5,214
  Product development.......................................    3,045      2,454
  General and administrative................................    1,537      1,998
  Provision for uncollectible accounts......................      552        401
  Amortization of other assets..............................      225        260
  Non-recurring costs.......................................      790          0
                                                              -------    -------
    Total operating expenses................................   18,193     22,358
                                                              -------    -------
Operating earnings (loss)...................................   (4,041)       905
  Other expenses, net.......................................     (337)      (351)
                                                              -------    -------
Earnings before taxes.......................................   (4,378)       554
  Income tax expense (benefit)..............................     (183)       208
                                                              -------    -------
Net earnings (loss).........................................  $(4,195)   $   346
                                                              =======    =======
Net earnings per common share--basic........................  $ (0.17)   $  0.02
                                                              =======    =======
Net earnings per common share--diluted......................  $ (0.17)   $  0.02
                                                              =======    =======
Shares used in per share computation--basic.................   24,119     22,973
                                                              =======    =======
Shares used in per share computation--diluted...............   24,119     23,532
                                                              =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net earnings (loss).......................................  $(4,195)   $   346
  Adjustments to reconcile net earnings (loss) to net cash
    provided by
    operating activities:
    Depreciation and amortization of property and
      equipment.............................................      416        663
    Amortization of computer software costs.................    1,751      1,861
    Amortization of other assets............................      225        260
    Provision for uncollectible accounts....................      552        401
    Changes in operating assets and liabilities, net of
      acquisitions:
      Accounts receivable...................................    6,293      1,342
      Prepaids and other current assets.....................     (374)       628
      Income taxes payable / recoverable....................      (47)       (40)
      Accounts payable......................................      805     (1,461)
      Accrued expenses......................................     (920)      (273)
      Deferred revenues.....................................   (3,083)    (1,698)
                                                              -------    -------
      Net cash provided by operating activities.............    1,423      2,029
                                                              -------    -------
Cash flows from investing activities:
    Purchases of property and equipment.....................      (48)      (223)
    Computer software costs capitalized.....................   (2,223)    (3,002)
    Other...................................................     (116)       105
                                                              -------    -------
      Net cash used for investing activities................   (2,387)    (3,120)
                                                              -------    -------
Cash flows from financing activities:
    Net line of credit activity.............................      363     (1,979)
    Capital lease payments..................................     (437)      (110)
                                                              -------    -------
      Net cash used for financing activities................      (74)    (2,089)
                                                              -------    -------
Effect of exchange rate changes on cash.....................       83        105
                                                              =======    =======
Net decrease in cash and cash equivalents...................     (955)    (3,075)

Cash and cash equivalents at beginning of period............    2,010      6,294
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 1,055    $ 3,219
                                                              =======    =======
Noncash investing and financing activities:

Conversion of convertible debentures........................  $   600    $   822
                                                              =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial sheets.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A)  BASIS OF PRESENTATION/GOING CONCERN

    The accompanying unaudited condensed consolidated financial statements of Ross Systems, Inc. (the "Company") reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of September 30, 2000, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

    These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission on October 13, 2000.

    Certain fiscal 2000 amounts have been reclassified to conform to the fiscal 2001 financial statement presentation.

    The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

B)  PRINCIPLES OF CONSOLIDATION

    The accompanying financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

C)  CAPITALIZED COMPUTER SOFTWARE COSTS AND OTHER ASSETS

    It is the Company's policy to follow paragraph 8 of SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" in the computation of annual amortization expense of software costs. The straight-line method has historically yielded the greatest annual expense when compared to the ratio of current gross revenues to current and anticipated future gross revenues. Accordingly, the straight-line method is generally used to amortize previously capitalized software costs.

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

D)  ACCOUNTS RECEIVABLE

    As of the dates shown, accounts receivable consisted of the following (in thousands):

                                                  SEPTEMBER 30, 2000   JUNE 30, 2000
                                                  ------------------   -------------
Trade accounts receivable.......................        $18,844           $25,498
Less allowance for doubtful accounts and
  returns.......................................         (3,401)           (3,571)
                                                        -------           -------
                                                        $15,443           $21,927
                                                        =======           =======

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

E)  PROPERTY AND EQUIPMENT

    As of the dates shown, property and equipment consisted of the following (in thousands):

                                                  SEPTEMBER 30, 2000   JUNE 30, 2000
                                                  ------------------   -------------
Computer equipment..............................       $ 13,138          $ 13,113
Furniture and fixtures..........................          3,009             3,007
Leasehold improvements..........................          1,832             1,705
                                                       --------          --------
                                                         17,979            17,825
Less accumulated depreciation and
  amortization..................................        (15,231)          (14,816)
                                                       --------          --------
                                                       $  2,748          $  3,009
                                                       ========          ========

F)  CONVERTIBLE DEBT

    On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The investors invested $6,000,000 on February 6, 1998 and $4,000,000 on June 11, 1998. As of September 30, 2000, the remaining balance after conversions and redemptions is $1,333,000. The material agreements between the Company and each Investor have been filed as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on February 12, 1998. The salient points of the convertible subordinated debenture agreement are as follows:

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

    CONVERSION PRICE: The conversion price for the convertible debentures is (P + I) divided by the Conversion Date Market Price where P equals the outstanding principal amount of the convertible debenture submitted for conversion, I equals accrued but unpaid interest as of the conversion date and Conversion Date Market Price equals the lesser of the maximum conversion price (as defined below) or 101% of the average of the two lowest closing bid prices for the Company's Common Stock as reported by the Bloomberg Service for the thirty trading days immediately before the conversion date. The maximum conversion price is (i) until December 31, 1998, $7.00 subject to a downward adjustment if the Company issues shares in a private placement financing transaction at a per share price less than $7.00 and (ii) commencing January 1, 1999, 115% of the average closing bid price of the Common Stock as reported by the Bloomberg Service over the 1998 calendar year. A portion of the convertible debentures issued in June 1998 were redeemed by the Company.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

G)  COMPREHENSIVE INCOME

    The Company adopted Statement of Financial Accounting Standards (SFAS)
No. 130, "Reporting Comprehensive Income" as of July 1, 1998. SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income (loss) for the three months ended September 30, 2000 and 1999 were as follows (in thousands):

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net earnings (loss).........................................  $(4,195)     $346
Foreign currency translation adjustments....................      770       (64)
                                                              -------      ----
Total comprehensive income (loss)...........................  $(3,425)     $282
                                                              =======      ====

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

    The following is a reconciliation of the numerators of diluted earnings per share, (in thousands):

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net earnings (loss).........................................  $(4,195)     $346
Payment in kind interest on convertible debentures..........        0        44
                                                              -------      ----
Numerator for diluted calculation...........................  $(4,195)     $390
                                                              =======      ====

    When the Company is profitable, the only difference between the denominator for basic and diluted net earnings per share is the effect of common stock equivalents. In periods of a loss, the denominator does not change because it would be anti-dilutive.

I)  OTHER MATTERS

    On September 1, 1998, the Board of Directors of the Company approved a Preferred Shares Rights Agreement dated September 4, 1998, whereby the Board has declared a dividend distribution of one Preferred Shares Purchase Right (the "Rights") on each outstanding share of the Company's Common Stock. Each Right will entitle stockholders to buy 1/1000th of a share of the Company's Series B Participating Preferred Stock at an exercise price of $21.75. The Rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more of the Company's Common Stock or announces commencement of a tender offer the consummation of which would result in

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

I)  OTHER MATTERS (CONTINUED)
ownership by the person or group of 15% or more of the Common Stock. The Company will be entitled to redeem the Rights at $.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's Common Stock.

    On September 18, 1998 the Board of Directors of the Company approved an adjustment to the exercise price for certain outstanding stock options held by all current employees, which have an exercise price of $3.00 and above. In consideration for this repricing offer, officers of the Company participating in the option repricing were required to forfeit 10% of the shares subject to each option being repriced, while non-officer employees participating in the option repricing are subject to a one year limitation on the exercisability of repriced options subject to certain exceptions. The one year limitation on ability to exercise expired on September 28, 1999. The revised exercise price was established by reference to the closing price of the Company's Common Stock on September 28, 1998, which was approximately $2.59. Approximately 90 employees participated in the repricing with approximately 1,336,000 options being repriced. Of the stock options repriced, options to purchase approximately 831,000 shares were held by executive officers of the Company.

    On January 7, 1999, the Company entered into employment agreements with each of J. Patrick Tinley, the Company's former President and Chief Operating Officer and member of the Board of Directors, and Dennis V. Vohs, the Company's former Chairman of the Board of Directors and Chief Executive Officer (the Employment Agreements). In addition to a salary and benefits, each employment agreement provides the employee with a continuation of salary and benefits for a twenty-four month period immediately following the employee's termination of employment by the Company "without cause" (as that term is defined in the Employment Agreement). In addition, if within the first nine months following a "change of control" of the Company the employee terminates his employment of the surviving corporation for "good reason" or the surviving corporation terminates the employee's employment for any reason other than "cause" or "disability" (as each of these terms in quotes is defined in the Employment Agreements), the employee shall then be entitled to a continuation of then applicable salary for the twenty-four month period immediately following the termination date and all unvested stock options and similar rights shall become vested and exercisable. Mr. Tinley's and Mr. Vohs Employment Agreements have been filed as Exhibit 10.3 and Exhibit 10.4, respectively to the Company's Annual Report on Form 10-K for the fiscal year 2000, Filed October 13, 2000.

    On September 17, 1999, the Company entered into an employment agreement with Robert B. Webster, the Chief Financial Officer and Secretary of the Company. In addition to a salary and benefits, the employment agreement provides the employee with a continuation of salary and benefits for a twelve-month period immediately following the employee's termination of employment by the Company "without cause" (as that term is defined in the Employment Agreement). In addition, if within the first nine months following a "change of control" of the Company the employee terminates his employment of the surviving corporation for "good reason" or the surviving corporation terminates the employee's employment for any reason other than "cause" or "disability" (as each of these terms in quotes is defined in the Employment Agreements), the employee shall then be entitled to a continuation of then applicable salary for the twelve month period immediately following the termination date and all unvested stock options and similar rights shall become vested and exercisable. Mr. Webster's Employment Agreement has been filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year 2000, filed October 13, 2000.

    On September 12, 2000, the Company announced a strategic restructuring aimed at reducing costs and improving efficiencies. Under the restructuring, the Company reduced 125 positions across the

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

I)  OTHER MATTERS (CONTINUED)
company as well as accelerated efforts to eliminate unneeded office space, improve productivity through the use of technology and focus on increased revenues through the use of distributors. Cost savings associated with the restructuring are expected to be $12,000,000 on an annualized basis. As a result of these actions, during the first quarter of fiscal year 2001, the Company recorded a $790,000 expense to cover the liability arising from associated employee separation costs. The costs were accrued in accordance with EITF Issue 94-3, "Liability Recognition for Certain Employee Terminations, Benefits and Other Costs to Exit an Activity". At September 30, 2000, $286,000 of the liability remained and will be paid in fiscal 2001.

    During the third quarter of fiscal year 2000, the Company recorded a $1,145,000 expense to cover the liability arising from severance costs associated with 19 employees employed in sales, marketing, services, and product development in North America and Europe. The costs were accrued in accordance with EITF Issue 94-3, "Liability Recognition for Certain Employee Terminations, Benefits and Other Costs to Exit an Activity". At September 30, 2000, $121,000 of the liability remained and will be paid in fiscal 2001.

J)  SUBSEQUENT EVENT

    On October 24, 2000 the Company entered into a plan to cease all direct sales, service and support activities in France as a result of a pattern of significant and sustained losses. The termination and other costs of this action cannot be reasonably estimated at this time, management does not anticipate that the resolution of this uncertainty will have a material adverse affect on the Company.

K)  NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("Statement 130") and Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("Statement 131"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Both statements have been adopted for the Company's 1999 fiscal year. Disclosures pursuant to Statement 130 are included under the note regarding Comprehensive Income, above. Disclosures pursuant to Statement 131 are included under the note regarding Geographic Segment Information below.

    In December 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The requirements of SOP 97-2 have been effective for transactions entered into in the Company's fiscal year 1999 and the financial statements contained herein have been prepared in accordance with the requirements of SOP 97-2.

    In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

K) NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) hedging activities. Statement 133 is required to be adopted for the Company's fiscal year 2001. The Company does not anticipate that Statement 133 will have a significant impact on its financial statements or financial statement disclosures.

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

L)  GEOGRAPHIC SEGMENT INFORMATION

    The Company has adopted the Financial Accounting Standards Board's statement of Financial Accounting Standards No. 131, or SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS 131 supersedes Statement of Financial Accounting standards No. 14, or SFAS 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information.

    The Company markets its products and related services primarily in North America, Europe and Asia and primarily measures its business performance based upon geographic results of operations. Selected balance sheet and income statement information pertaining to the various significant geographic areas of operation are as follows:

    As of and for the quarter ended September 30, 2000:

                                                               NET INCOME     DEPRECIATION       CAPITAL
                                     GROSS ASSETS   REVENUE      (LOSS)     AND AMORTIZATION   EXPENDITURES
                                     ------------   --------   ----------   ----------------   ------------
Belgium............................    $   162      $   211     $  (200)          $  5              $ 0
Netherlands........................        619          504         (75)            11                0
France.............................      1,787          362        (497)            14                0
Germany............................        143          200          35              0                0
Spain..............................      3,188          634        (302)            37                6
United Kingdom.....................      2,540        1,046        (532)            35                5
North America......................     48,811       11,195      (2,624)           314               37
                                       -------      -------     -------           ----              ---
Total..............................    $57,250      $14,152     $(4,195)          $416              $48
                                       =======      =======     =======           ====              ===

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

L)  GEOGRAPHIC SEGMENT INFORMATION (CONTINUED)
    As of and for the fiscal quarter ended September 30, 1999:

                                                               NET INCOME     DEPRECIATION       CAPITAL
                                     GROSS ASSETS   REVENUE      (LOSS)     AND AMORTIZATION   EXPENDITURES
                                     ------------   --------   ----------   ----------------   ------------
Belgium............................    $   441      $   248     $  (321)          $ 14             $  2
Netherlands........................      1,384          919           2             10                0
France.............................      4,182        1,220        (659)            17               10
Germany............................        312          292         (21)             0                0
Spain..............................      4,710        1,535        (331)            49                8
United Kingdom.....................      3,912        1,840        (493)            46               16
North America......................     63,060       17,209       2,169            527              187
                                       -------      -------     -------           ----             ----
Total..............................    $78,001      $23,263     $   346           $663             $223
                                       =======      =======     =======           ====             ====

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

    In fiscal 2000, the Company formed Resynt, a subsidiary focused on e-commerce. Resynt's internet applications and services include a wide range of e-commerce business-to-business (B2B) features and technology to connect traditional ERP (enterprise resource planning) systems over the internet to customers and suppliers, thereby tightly linking trading partner supply chains to achieve sustainable competitive advantage. These applications are designed to allow companies the ability to leverage the technology of the Internet in order to automate business processes and effectively manage business resources

RESULTS OF OPERATIONS

REVENUES

    Total revenues for the quarter ended September 30, 2000 decreased 39% to $14,152,000 from $23,263,000 in the same quarter of fiscal 2000. Software product license revenues decreased 60%, while consulting and other services revenues decreased 51%, and maintenance revenues decreased 5% from the same quarter of the prior year.

    Software product license revenues were $2,417,000 during the quarter ended September 30, 2000, a decrease of $3,553,000, or 60%, from the same quarter in fiscal 2000. The Company experienced a decrease over the same quarter of fiscal 2000 in the North American market of approximately $835,000, or 59%. This North American decrease relates to a decrease of approximately $816,000 in U.S. revenues and $19,000 in Canadian revenues due to a fewer number of contracts recorded during the quarter than in the same quarter of the prior year. The Company experienced a net decrease of $2,718,000, or 71%, in the European, Asian and Pacific Rim ("International") markets over the same quarter in fiscal 1999. The Asia/ Pacific Rim markets experienced a $1,149,000, or 56% decrease in revenues from the same quarter in the prior year due largely to a fewer number of contracts closed. European revenues decreased $1,569,000 or 89% over the same quarter in the prior year. This was due largely to decreases in Spain of $715,000, UK of $483,000, France $270,000 and Benelux of $101,000. The company believes that global decreases in software product licenses are principally the result of an industry-wide slowdown in customer's willingness to purchase fully integrated ERP software in favor of similar but modular internet enabled enterprise systems and business to business internet applications.

    Consulting and other services revenues for the first quarter of fiscal 2001 decreased 51% to $4,968,000 from $10,201,000 in the same quarter of fiscal 2000. Revenues from consulting and other services (which are typically recognized as performed) are generally correlated with software product license revenues (which are typically recognized upon delivery), therefore, service revenues fluctuate based upon related fluctuations in software product revenue. For the quarter ended September 30, 2000, North American services revenues decreased by $3,833,000, or 51%, over the same quarter in the prior year. International services revenues decreased $1,399,000, or 52% over the same quarter in the prior year. These decreases in consulting and other service revenues are attributable to lower software product licensing activity during the previous quarters.

    Maintenance revenues for the first quarter decreased by $450,000, or 5% in fiscal 2001 versus the same quarter in the prior year. As compared to the same quarter of the previous fiscal year, maintenance revenues decreased $133,000, or 1% in North America and decreased in international markets by $269,000, or 15%. Decreases are principally attributable to lower software licensing activity during fiscal 2000, as well as non-renewals by customers with older installations. Maintenance contracts sold by third party distributors are included by the Company in software product license revenues because the Company has no support obligations to any of the distributors' customers.

    International revenues as a percentage of total revenues for the first quarter of fiscal 2001 decreased to 27% from 36% for the same quarter in fiscal 2000. International revenues decreased $4,387,000 or 53% over the same quarter in the prior year. The aggregate first quarter decrease in international revenues over the same quarter of fiscal 2000 is 71% for software licenses, 52% for consulting services and 15% for maintenance revenue.

    North American revenues comprised 73% of the first quarter 2001 total revenues up from 64% in the same quarter of the prior year. North American revenues decreased 32% over the same quarter of the previous fiscal year. The aggregate decrease of $4,723,000 is comprised of a 39% decrease in software licenses, a decrease of 51% for consulting services and a 1% decrease in maintenance revenues. Revenue decreases are due to a reduction in the number of software agreements entered into during the current and previous periods.

OPERATING EXPENSES

    Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the number of third party products being sold by the Company. Major third party products sold by the Company include Oracle databases and other optional software including implementation, reporting, and productivity tools. Costs of software product licenses for the first quarter of fiscal 2001 decreased by 52% to $483,000 from $1,001,000 in the first quarter of fiscal 2000. As a percentage of software product license revenue, the costs of software product licenses increased to 20% in the first quarter of fiscal 2001 compared to 17% in the same quarter of fiscal 2000. The increase in costs for software product licenses for the quarter was primarily due to the greater mix of third party products sold in fiscal 2001 compared to the prior year.

    Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. The Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services decreased by 41% to $6,518,000 in the first quarter of fiscal 2001, as compared to $11,030,000 in the first quarter of fiscal 2000. The decrease in these costs for the three month period relates to the Company's decreased services activity resulting from slowed software sales activity mentioned earlier. As a result of decreased services demand, the services and consulting organization required fewer headcount and realized lower spending in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. The following cost categories summarize the amounts of decreased spending: 3rd party consulting ($1,822,000), employee expenses including salaries and travel ($2,091,000) and supplies, administrative, facility and other miscellaneous costs of ($599,000). The Company's gross profit margin resulting from consulting, maintenance and other services revenues for the first quarter of fiscal 2001 was 44%, up from 36% in the same quarter of fiscal 2000. The improvement in the gross profit margin for the three month period was due largely to decreased use of third party consultants and lower spending across the services organization.

    Sales and marketing expenses for the quarter ended September 30, 2000 were essentially flat with the same quarter of the prior year, totaling $5,043,000 in the first quarter of fiscal 2001 compared to $5,214,000 in the first quarter of fiscal 2000.

    Product development (research and development) expenses increased by 24%, to $3,045,000 in the first quarter of fiscal 2001 from $2,454,000 in the same quarter of the prior year. The following table summarizes product development expenditures (in thousands):

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Gross Expenditures for Product Development................  $ 3,517    $ 3,595
Less: Expenses capitalized................................   (2,223)    (3,002)
Plus: Amortization of previously capitalized amounts......    1,751      1,861
                                                            -------    -------
Total Product Development Expenses........................  $ 3,045    $ 2,454
                                                            =======    =======

    As a percentage of total revenues, product development expenditures for the three-month period ended September 30, 2000 increased over expenditures in the same period of the prior year as a result of the lower revenue earned in the first quarter of fiscal 2001. Product development expenditures on a dollar basis was essentially flat with the year-ago quarter. Product development costs that were capitalized decreased by $779,000 from the year ago period as a result of more projects being completed during the period preceeding the first quarter of fiscal Q1 2001 compared to the year earlier period. Product development expenditures during fiscal 2001 have focused on new internet enabled modules and continued enhancements to the underlying technology of released products and developing new web enabled products The Company did not experience additional expenditures related to the Y2K compliance of its products after December 1999.

    General and administrative expenses for the quarter ended September 30, 2001 decreased by 23%, to $1,537,000 from $1,998,000 in the same quarter of the prior year. The major reasons for the decrease in these expenses from the same period in the prior year was due to decreased spending on employee expenses including salaries and travel expenses of $428,000.

    In the three month period ended September 30, 2000, the Company recorded a provision for doubtful accounts of $552,000, as compared to $401,000 recorded in the first quarter of fiscal 2000. The fiscal 2001 and 2000 provisions consisted primarily of specific customer accounts identified as being potentially uncollectible. These provisions represent management's best estimate of the doubtful accounts for each period.

    Amortization of other assets decreased to $225,000 in the first quarter of fiscal 2001 from $260,000 in the same quarter of the prior year. This amortization relates to the purchase of the Company in 1988 and its subsequent acquisitions of other products and companies. The decrease is attributable to previously purchased products and companies becoming fully amortized.

    Non-recurring costs reported in the three month period ended September 30, 2000 relate to a strategic restructuring announced by the Company on September 12, 2000. Under the restructuring, the Company reduced 125 positions across the company as well as accelerated efforts to eliminate unneeded office space, improve productivity through the use of technology and focus on increased revenues through the use of distributors. As a result of these actions, during the first quarter of fiscal year 2001, the Company recorded a $790,000 expense to cover the liability arising from associated employee separation costs.

SUBSEQUENT EVENT

    On October 24, 2000 the Company entered into a plan to cease all direct sales, service and support activities in France as a result of a pattern of significant and sustained losses. The termination and other costs of this action cannot be reasonably estimated at this time, management does not anticipate that the resolution of this uncertainty will have a material adverse affect on the Company.

OTHER EXPENSE, NET

    Other expense for the quarter ended September 30, 2000 was $337,000, as compared to $351,000 in the same quarter of fiscal 2000. These amounts primarily consisted of interest expense related to borrowings under the Company's existing line of credit facility.

INCOME TAX EXPENSE

    During the first quarter of fiscal 2001, the Company recorded an income tax benefit of $183,000 compared with an income tax expense of $208,000 recorded during the same quarter in fiscal 2000. The net tax benefit recorded in the first quarter of fiscal 2001 relates to certain tax refunds that have been approved by associated tax jurisdictions. The fiscal 2000 tax expenses relates to withholding taxes in certain foreign jurisdictions where the Company had either no available net operating losses or had to pay treaty-based taxes.

LIQUIDITY AND CAPITAL RESOURCES

    In the first three months of fiscal 2001, net cash provided by operating activities decreased $606,000 compared to the same period of the prior year. An aggregate net decrease in the non-cash charges for depreciation, amortization and provisions for bad debt of $241,000 and an aggregate decrease in the combined cash effect of prepaids and other current assets, taxes payable, accrued expenses and deferred revenues of $3,042,000 and by decreased Company earnings of $4,541,000 were offset by cash provided by decreased accounts receivable and increased accounts payable totaling $7,218,000. The increase in accounts payable is a function of the timing of the business cycle. The decreased receivables portfolio was a result of slowed software and services volumes and continued focus on maximizing collection efforts

    In the first three months of fiscal 2001, the Company required $2,387,000 for investing activities versus $3,120,000 over the same period of the prior year, a decrease of $733,000. Investment in property and equipment decreased by $175,000 over the same period of the prior year as a result of the Company's cash conservation efforts and declining headcount. Investments in capitalized computer software costs decreased by $779,000 due to lower development headcount during fiscal 2001 as well as the impact of of more projects being completed during the period preceeding the first quarter of fiscal Q1 2001 compared to the year earlier period. Other investment items increased by $221,000. The Company financed its continuing operations for the three months ended September 30, 2000 through cash generated from operations and available credit facilities.

    Cash flows from financing activities increased by $2,015,000 versus the same three-month period of the prior fiscal year. Repayments of amounts previously borrowed under the Company's line of credit resulted in a decrease in cash of $2,342,000. Capital lease payments utilized an incremental $327,000 of cash versus the same quarter of the prior year.

    At September 30, 2000 the Company had $1,055,000 of cash and cash equivalents. The Company also has a revolving credit facility with an asset-based lender with a maximum credit line of $15,000,000, a maturity date of December 31, 2000, and an interest rate equal to the Prime Rate plus 2%. Borrowings under the credit facility are collateralized by substantially all assets of the Company. At September 30, 2000, the Company had $9,474,000 outstanding against the $15,000,000 revolving credit facility, and based on eligible accounts receivable at September 30, 2000, the Company's cash and remaining borrowing capacity under the revolving credit facility totaled approximately $1,349,000.

    The Company's ability to meet its cash requirements for operations and recurring capital expenditures will depend upon funds expected to be generated from operations and amounts available under its line of credit facility. However, the Company will be required to seek additional financing. The Company is negotiating alternatives to raise additional funds through public or private financing or other arrangements. The Company cannot assure you that additional funding will be available on favorable terms. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company's failure to raise capital when needed may harm its business and operating results. See note 1 to the consolidated financial statements, "Basis of Presentation/Going Concern.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    FOREIGN EXCHANGE: The company has a world-wide presence and as such maintains offices and derives revenues from sources overseas. For the first quarter of fiscal 2001, international revenues as a percentage of total revenues was approximately 27%. The company's international business is subject to typical risks of an international business, including, but not limited to: differing economic conditions, changes in political climates, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the first three months of fiscal 2001 was not material.

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

                          PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

    During the first quarter of fiscal 2001, the Investors converted an aggregate principal amount of $600,000 plus accrued interest through the date of conversion into 629,925 shares of the Company's Common Stock through several transactions which were priced and executed in accordance with the convertible debenture agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.

         3.1 Certificate of Incorporation of the Registrant, as amended(1)

         3.2            Bylaws of the Registrant(1)

         4.3            Form of the subordinated debenture agreement due February 6,
                        2003 issued by the Registrant to each Investor(3)

         4.4 Registration rights agreement between the Registrant and each Investor(3)

        10.1            Preferred Shares Rights Agreement, dated as of September 4,
                        1998 between the Registrant and BankBoston, N.A.(2)

        10.2A           Extension Agreement and Amendment to Loan Documents dated
                        March 21, 1997 between Registrant and Coast Business Credit, a division of Southern Pacific Thrift and Loan
                        Association(4)

        10.2B           Extension Agreement and Amendment to Loan Documents dated
                        August 18, 1995 between Registrant and CoastFed Business
                        Credit Corporation ("Coast")(4)

        10.2C           First Amendment to Loan and Security Agreement dated June
                        30, 1995 between Registrant and Coast(4)

        10.2D           Loan and Security Agreement dated October 11, 1994 between
                        Registrant and Coast(4)

        10.3            Employment Agreement, dated as of January 7, 1999, between
                        Mr. Patrick Tinley and the Registrant(5)

        10.4            Employment Agreement, dated as of January 7, 1999, between
                        Mr. Dennis Vohs and the Registrant(5)

        10.5 Employment Agreement, dated as of September 17, 1999, between Mr. Robert Webster and the Registrant(6)

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

                                                      ROSS SYSTEMS, INC.

Date: November 14, 2000                                            /s/ ROBERT B. WEBSTER
                                                      ------------------------------------------------
                                                                      Robert B Webster
                                                           EXECUTIVE VICE PRESIDENT, FINANCE AND
                                                         ADMINISTRATION AND CHIEF FINANCIAL OFFICER
                                                      (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER AND
                                                                  DULY AUTHORIZED OFFICER)

                               ROSS SYSTEMS, INC.
                               INDEX TO EXHIBITS

       EXHIBIT
         NO.            DESCRIPTION
       -------          -----------
 27.1                   Financial Data Schedule