Form 10-Q
period 2000-12-31
ROSS SYSTEMS INC/CA
filed 2001-02-21
CIK 873594

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q


(MARK ONE)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000,

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19092

                               ROSS SYSTEMS, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                       94-2170198
                --------                                       ----------
    (State or other jurisdiciton of                         (I.R.S Employer
     incorporation or organization                       Identification Number

          TWO CONCOURSE PARKWAY,
       SUITE 800, ATLANTA, GEORGIA                                30328
       ---------------------------                                -----
(Address of principal executive offices)                        (Zip code)

                                 (770) 351-9600
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---  ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                           OUTSTANDING
            CLASS                                        JANUARY 31, 2001
            -----                                        ----------------
 Common stock, $0.001 par value                             25,647,734

================================================================================

                               ROSS SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                                               PAGE NO.
                                                                                                               --------
PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements............................................................................1

                  Condensed Consolidated Balance Sheets -December 31, 2000 and June 30, 2000......................1

                  Condensed Consolidated Statements of Operations -Three months ended December 31, 2000 and 1999..................................................................................2

                  Condensed Consolidated Statements of Cash Flows -Three months ended December 31, 2000 and 1999..........................................................3

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................19

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities..........................................................................20

         Item 6.  Exhibits and Reports on Form 8-K...............................................................20

SIGNATURE........................................................................................................22

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE RELATED DATA)


                                                                                       DECEMBER 31,         JUNE 30,
                                                                                           2000               2000
                                                                                       ------------         --------
ASSETS                                                                                  (unaudited)         (audited)
Current assets:
     Cash and cash equivalents                                                       $        683       $      2,010
     Accounts receivable, less allowance
         for doubtful accounts                                                             13,427             21,927
     Prepaids and other current assets                                                      2,354              1,501
                                                                                     ------------       ------------
              Total current assets                                                         16,464             25,438

Property and equipment, net                                                                 2,145              3,009
Computer software costs, net                                                               32,139             32,637
Other assets                                                                                2,749              3,211
                                                                                     ------------       ------------
              Total assets                                                           $     53,497       $     64,295
                                                                                     ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of debt                                                    $      8,653       $     10,148
     Accounts payable                                                                       7,718              6,949
     Accrued expenses                                                                       4,242              5,459
     Income taxes payable                                                                     207                248
     Deferred revenues                                                                     13,335             17,974
                                                                                     ------------       ------------
              Total current liabilities                                                    34,155             40,778
                                                                                     ------------       ------------
Long-term debt, less current installments                                                   1,087              2,627
                                                                                     ------------       ------------
Shareholders' equity:
         Common stock, $.001 par value; 35,000,000 shares authorized, 25,647,734               26                 24
         and  23,804,191 shares issued  and outstanding at December 31, 2000 and
         June 30, 2000, respectively. Preferred stock, no par value; 5,000,000 shares authorized, 0 outstanding.
         Additional paid-in capital                                                        86,918             85,780
         Accumulated deficit                                                              (67,062)           (63,034)
         Accumulated comprehensive deficit                                                 (1,627)            (1,880)
                                                                                     ------------       ------------
              Total shareholders' equity                                                   18,255             20,890
                                                                                     ------------       ------------
              Total liabilities and shareholders' equity                             $     53,497       $     64,295
                                                                                     ============       ============

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           DECEMBER 31,                       DECEMBER 31,
                                                                            (unaudited)                       (unaudited)
                                                                 --------------------------------  -------------------------------
                                                                      2000              1999            2000             1999
                                                                 --------------   ---------------  --------------   --------------
Revenues:
     Software product licenses                                   $        1,940   $        5,077   $        4,356   $       11,047
     Consulting and other services                                        4,162            9,834            9,130           20,035
     Maintenance                                                          6,496            6,931           13,264           14,023
                                                                 --------------   ---------------  --------------   --------------
           Total revenues                                                12,598           21,842           26,750           45,105
                                                                 --------------   ---------------  --------------   --------------
Operating expenses:
     Costs of software product licenses                                     325              781              809            1,933
     Costs of consulting, maintenance and other services                  3,596           11,025           10,114           21,905
     Sales and marketing                                                  3,463            5,426            8,506           10,640
     Product development                                                  3,076            2,311            6,121            4,765
     General and administrative                                           1,215            1,870            2,752            3,867
     Provision for uncollectible accounts                                   283              835              835            1,236
     Amortization of other assets                                           135              260              360              520
     Non-recurring costs                                                      0                0              790                0
                                                                 --------------   ---------------  --------------   --------------
           Total operating expenses                                      12,093           22,508           30,287           44,866
                                                                 --------------   ---------------  --------------   --------------

Operating earnings (loss)                                                   505             (666)          (3,537)             239
     Other expenses, net                                                   (276)            (324)            (613)            (676)
                                                                 --------------   ---------------  --------------   --------------
Earnings before taxes                                                       229             (990)          (4,150)            (437)
     Income tax expense (benefit)                                            62               83             (122)             291
                                                                 --------------   ---------------  --------------   --------------
Net earnings (loss)                                              $          167   $       (1,073)  $       (4,028)  $         (728)
                                                                 ==============   ===============  ==============   ==============
Net earnings per common share - basic                            $         0.01   $        (0.05)  $        (0.16)  $        (0.03)
                                                                 ==============   ===============  ==============   ==============

Net earnings  per common share - diluted                         $         0.01   $        (0.05)  $        (0.16)  $        (0.03)
                                                                 ==============   ===============  ==============   ==============

Shares used in per share computation - basic                             25,690           23,336           24,432           23,155
                                                                 ==============   ===============  ==============   ==============
Shares used in per share computation - diluted                           25,690           23,336           24,432           23,155
                                                                 ==============   ===============  ==============   ==============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                  -------------------------------------
                                                                                        2000                 1999
                                                                                  -----------------    ----------------
Cash flows from operating activities:
     Net earnings (loss)                                                           $     (4,028)       $       (728)
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
           Depreciation and amortization of property and equipment                          875               1,397
           Amortization of computer software costs                                        3,977               3,331
           Amortization of other assets                                                     360                 520
           Provision for uncollectable accounts                                             835               1,236
           Changes in operating assets and liabilities, net of acquisitions:
                Accounts receivable                                                       7,813               4,448
                Prepaids and other current assets                                          (885)              1,207
                Income taxes payable / recoverable                                          (39)               (129)
                Accounts payable                                                            814              (1,310)
                Accrued expenses                                                         (1,184)             (1,768)
                Deferred revenues                                                        (4,606)             (3,771)
                                                                                   ------------        ------------
                Net cash provided by operating activities                                 3,932               4,434
                                                                                   ------------        ------------
Cash flows from investing activities:
           Purchases of property and equipment                                              (65)               (233)
           Computer software costs capitalized                                           (3,732)             (5,965)
           Other                                                                            408                 (14)
                                                                                   ------------        ------------
                Net cash used for investing activities                                   (3,389)             (6,212)
                                                                                   ------------        ------------
Cash flows from financing activities:
           Net line of credit activity                                                   (1,491)             (3,672)
           Capital lease payments                                                          (434)              1,137
           Proceeds from issuance of common stock                                            29                 129
                                                                                   ------------        ------------
                Net cash used for financing activities                                   (1,896)             (2,406)
                                                                                   ------------        ------------
Effect of exchange rate changes on cash                                                      26                  29
                                                                                   ------------        ------------
Net decrease in cash and cash equivalents                                                (1,327)             (4,155)

Cash and cash equivalents at beginning of period                                          2,010               6,294
                                                                                   ------------        ------------
Cash and cash equivalents at end of period                                         $        683        $      2,139
                                                                                   ============        ============
Non-cash investing and financing activities:

Conversion of convertible debentures                                               $        584        $        848
                                                                                   ============        ============
Income taxes paid                                                                          (-81)                188
                                                                                   ============        ============
Interest paid                                                                               612                 618
                                                                                   ============        ============

              The accompanying notes are an integral part of these
                    condensed consolidated financial sheets.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A)       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Ross Systems, Inc. (the "Company") reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of December 31, 2000, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

On October 24, 2000 the Company entered into a plan to cease all direct sales, service and support activities in France as a result of a pattern of significant and sustained losses. As such, for purposes of the accompanying consolidated financial statements, the balance sheet of the French subsidiary has been eliminated as of December 31, 2001, resulting in a net credit to consolidated equity of $348,000. For purposes of the accompanying statement of operations, revenues and expenses netting to a loss of ($497,000) for the quarter ended September 30, 2000 are included. Management believes that the potential future costs of this action cannot be reasonably estimated at this time but do not anticipate that the resolution of this uncertainty will have a material adverse effect on the financial statements taken as a whole.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

D)       ACCOUNTS RECEIVABLE

         As of the dates shown, accounts receivable consisted of the following (in thousands):

                                                                  DECEMBER 31,           JUNE 30,
                                                                     2000                  2000
                                                              -----------------      ----------------
         Trade accounts receivable                            $       15,692         $       25,498
         Less allowance for doubtful accounts and returns             (2,265)                (3,571)
                                                              -----------------      ----------------
                                                              $       13,427         $       21,927
                                                              =================      ================

E)       PROPERTY AND EQUIPMENT

         As of the dates shown, property and equipment consisted of the following (in thousands):

                                                                  DECEMBER 31,          JUNE 30,
                                                                     2000                 2000
                                                              ----------------       ---------------
         Computer equipment                                   $       12,675         $       13,113
         Furniture and fixtures                                        2,881                  3,007
         Leasehold improvements                                        1,749                  1,705
                                                              ----------------       ---------------
                                                                      17,305                 17,825
         Less accumulated depreciation and amortization              (15,160)               (14,816)
                                                              ----------------       ---------------
                                                              $        2,145         $        3,009
                                                              ================       ===============

F)       CONVERTIBLE DEBT

         On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The investors invested $6,000,000 on February

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6, 1998 and $4,000,000 on June 11, 1998. As of December 31, 2000, the remaining balance after conversions and redemptions is $759,000. The material agreements between the Company and each Investor have been filed as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on February 12, 1998. The salient points of the convertible subordinated debenture agreement are as follows:

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

         As of October 27, 2000 the Company had issued an aggregate amount of shares equal to 19.99% of the number of common shares outstanding on February 6, 1998, the date of the original transaction. As such, NASDAQ capitalization regulations preclude further issuances without shareholder approval or waiver by the NASDAQ. The Company has been denied waiver by the NASDAQ and may be required to pursue shareholder approval. However, at the debenture holders option, if shareholder approval is not secured, the total outstanding debentures totaling $759,000 may be redeemable in cash at a premium of 115% of the face value outstanding.


G)       SOFTWARE REVENUE RECOGNITION

         The company recognizes revenue on software transactions in accordance with Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2). The financial statements contained herein have been prepared in accordance with the requirements of SOP 97-2.

H)       COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" as of July 1, 1998. SFAS 130 requires disclosure of total non-stockholder changes

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


in equity in interim periods and additional disclosures of the components of non-stockholder changes on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income (loss) for the three and six month periods ended December 31, 2000 and 1999 were as follows (in thousands):


                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             DECEMBER 31,              DECEMBER 31,
                                                       -----------------------   ------------------------
                                                          2000         1999         2000          1999
                                                       ---------    ----------   ---------     ----------
         Net earnings (loss)                           $     167    $  (1,073)   $  (4,028)    $    (728)
         Foreign currency translation adjustments           (524)        (152)         253          (215)
                                                       ---------    ----------   ---------     ----------
         Total comprehensive income (loss)             $    (357)   $  (1,225)   $  (3,775)    $    (943)
                                                       =========    ==========   =========     ==========


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

         The following is a reconciliation of the numerators of diluted earnings per share, (in thousands):

                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              DECEMBER 31,                    DECEMBER 31,
                                                                     ---------------------------     ---------------------------
                                                                          2000           1999            2000           1999
                                                                     ------------   ------------     -----------    ------------
         Net earnings (loss)                                         $     167        $  (1,073)     $  (4,028)       $    (728)
         Payment in kind interest on convertible debentures                 13                0                               0
                                                                     ------------   ------------     -----------    ------------
         Numerator for diluted calculation                           $     180        $  (1,073)     $  (4,028)       $    (728)
                                                                     ============   ============     ===========    ============

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         On September 18, 1998 the Board of Directors of the Company approved an adjustment to the exercise price for certain outstanding stock options held by all current employees, which have an exercise price of $3.00 and above. In consideration for this repricing offer, officers of the Company participating in the option repricing were required to forfeit 10% of the shares subject to each option being repriced, while non-officer employees participating in the option repricing are subject to a one year limitation on the exercising of repriced options subject to certain exceptions. The one year limitation on ability to exercise expired on September 28, 1999. The revised exercise price was established by reference to the closing price of the Company's Common Stock on September 28, 1998, which was approximately $2.59. Approximately 90 employees participated in the repricing with approximately 1,336,000 options being repriced. Of the stock options repriced, options to purchase approximately 831,000 shares were held by executive officers of the Company.

         On January 7, 1999, the Company entered into employment agreements with each of J. Patrick Tinley, the Company's former President and Chief Operating Officer and member of the Board of Directors, and Dennis V. Vohs, the Company's Chairman of the Board of Directors and former Chief Executive Officer (the Employment Agreements). In addition to a salary and benefits, Mr. Tinley's employment agreement provides the employee with a continuation of salary and benefits for a twenty-four month period immediately following the employee's termination of employment by the Company "without cause" (as that term is defined in the Employment Agreement). In addition, if within the first nine months following a "change of control" of the Company Mr. Tinley terminates his employment of the surviving corporation for "good reason" or the surviving corporation terminates the employee's employment for any reason other than "cause" or "disability" (as each of these terms in quotes is defined in the Employment Agreements), the employee shall then be entitled to a continuation of then applicable salary for the twenty-four month period immediately following the termination date and all unvested stock options and similar rights shall become vested and exercisable. On December 31, 2000, Mr. Vohs ceased his employment with the Company, but remains on the Board of Directors, and in a consulting capacity. As such, his Employment Agreement terminated on December 31, 2000. Mr. Tinley's and Mr. Vohs Employment Agreements have been filed as
Exhibit 10.3 and Exhibit 10.4, respectively to the Company's Annual Report on Form 10-K for the fiscal year 2000, Filed October 13, 2000.

         On September 17, 1999, the Company entered into an employment agreement with Robert B. Webster, Executive Vice President, and Secretary of the Company . In addition to a salary and benefits, the employment agreement provides the employee with a continuation of salary and benefits for a twelve-month period immediately following the employee's termination of employment by the Company "without cause" (as that term is defined in the Employment Agreement). In addition, if within the first nine months following a "change of control" of the Company the employee terminates his employment of the surviving corporation for "good reason" or the surviving corporation terminates the employee's employment for any reason other than "cause" or "disability" (as each of these terms in quotes is defined in the Employment Agreements), the employee shall then be entitled to a continuation of then applicable salary for the twelve month period immediately following the termination date and all unvested stock options and similar rights shall become vested and exercisable. Mr. Webster's Employment Agreement has been filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year 2000, filed October 13, 2000.

         During the third quarter of fiscal year 2000, the Company recorded a $1,145,000 expense to cover the liability arising from severance costs associated with 19 employees employed in sales, marketing, services, and product development in North America and Europe. The costs were accrued in accordance with EITF Issue 94-3, "Liability Recognition for Certain Employee Terminations, Benefits and Other Costs to Exit an Activity". At December 31, 2000, all of the costs had been paid.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         On September 12, 2000, the Company announced a strategic restructuring aimed at reducing costs and improving efficiencies. Under the restructuring, the Company reduced 125 positions across the company as well as accelerated efforts to eliminate unneeded office space, improve productivity through the use of technology and focus on increased revenues through the use of distributors. Cost savings associated with the restructuring were expected to be $12,000,000 on an annualized basis. As a result of these actions, during the first quarter of fiscal year 2001, the Company recorded a $790,000 expense to cover the liability arising from associated employee separation costs. The costs were accrued in accordance with EITF Issue 94-3, "Liability Recognition for Certain Employee Terminations, Benefits and Other Costs to Exit an Activity". At December 31, 2000, $25,000 of the liability remained and will be paid in fiscal 2001.

         On October 24, 2000 the Company entered into a plan to cease all direct sales, service and support activities in France as a result of a pattern of significant and sustained losses. As such, for purposes of the accompanying consolidated financial statements, the balance sheet of the French subsidiary has been eliminated as of December 31, 2001, resulting in a net credit to consolidated equity of $348,000. For purposes of the accompanying statement of operations, revenues and expenses netting to a loss of ($497,000) for the quarter ended September 30, 2000 are included. Management believes that potential future costs of this action cannot be reasonably estimated at this time but does not anticipate that the resolution of this uncertainty will have a material adverse effect on the financial statements taken as a whole.

         On October 31, 2000, the Company was informed by Nasdaq staff that the closing bid price of its common stock had fallen below the $1 minimum bid level required by Nasdaq Marketplace Rule 4450(a)(5) for a period of thirty consecutive trading days and that the Company would be delisted if it failed to regain compliance. As of the date of this filing, the company has not regained compliance but on February 2, 2001, filed a petition explaining its strategy to cure this requirement, and will appear before the Listing Qualifications Panel on March 9, 2001. Apart from its minimum bid price deficiency, the Company meets the other quantitative maintenance criteria for the National Market. In the event the panel determines to delist the Company's common stock, the Company will then seek to have its common stock traded on the NASD OTC Bulletin Board.

         The Company's ability to meet its cash requirements for operations will depend upon funds to be generated from operations and amounts available under its line of credit facility. The Company may be required to seek additional financing to replace its asset based credit line which expires February 28, 2001 if not extended further beyond that date. The Company is currently negotiating alternatives to raise additional funds through public and/or private financing arrangements. In addition, management believes that the closure of the HR/PR product line asset sale described within the subsequent event section of this report will help to facilitate obtaining additional financing beyond that transaction. The Company cannot be assured that additional funding will be available on favorable terms or that the HR/PR product line asset sale will close. Furthermore, additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company's failure to raise capital when needed, or to consummate a sale of certain assets of the Company, may harm its business and operating results. See note 1 to the consolidated financial statements, "Basis of Presentation".

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


J)       SUBSEQUENT EVENT

On February 5, 2001, the Company reported the signing of a definitive sale agreement for certain assets related to its Human Resource and Payroll product line to NOW SOLUTIONS, LLC, a private company. ROSS at the same time executed a distribution agreement with NOW to continue to sell the product under license from NOW as a complement to its enterprise systems for process manufacturing companies.

The gross asset sale price is $6.1 million excluding incentives. After fees and expenses the company expects the transaction to generate a non-recurring gain on the sale of approximately $4.0 million before incentives. The twofold purpose of the transaction is to strengthen the Company's balance sheet and to enable the Company to focus on its core competencies in the process manufacturing sector.

K)       NEW ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The adoption of Statement 133 is required for the Company's fiscal year 2001. The Company does not anticipate that Statement 133 will have a significant impact on its financial statements or financial statement disclosures.

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

         The Company markets its products and related services primarily in North America, Europe and Asia and primarily measures its business performance based upon geographic results of operations. Selected balance sheet and income statement information pertaining to the various significant geographic areas of operation are as follows:


         As of and for the quarter ended December 31, 2000:

                                                                            NET INCOME         DEPRECIATION            CAPITAL
                                             GROSS ASSETS     REVENUE        (LOSS)         AND AMORTIZATION        EXPENDITURES
                                             ------------     -------       ----------      ----------------        ------------
Belgium................................         $    562     $      495      $    160              $    5                $   0
Netherlands............................            1,052            581            57                  10                    0

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                            NET INCOME         DEPRECIATION            CAPITAL
                                             GROSS ASSETS     REVENUE        (LOSS)         AND AMORTIZATION        EXPENDITURES
                                             ------------     -------       ----------      ----------------        ------------

Germany................................              232            174            46                   0                    0
Spain..................................            3,337          1,063            27                  62                    0
United Kingdom.........................            2,496          1,039          (193)                 32                   12
North America..........................           46,025          9,246            70                 350                    5
                                               ---------        -------         -----              ------                 ----
Total..................................        $  53,704       $ 12,598         $ 167              $  459                 $ 17
                                               =========       ========         =====              ======                 ====


         As of and for the quarter ended December 31, 1999:

                                                                            NET INCOME         DEPRECIATION            CAPITAL
                                             GROSS ASSETS      REVENUE        (LOSS)         AND AMORTIZATION        EXPENDITURES
                                             ------------     --------      ----------       ----------------        ------------
Belgium................................              322            318          (137)                (20)                   0
Netherlands............................            1,522            880           135                  21                    0
France.................................            3,666          1,275          (610)                 17                    0
Germany................................              435            440           103                   0                    0
Spain..................................            4,417          1,487           140                  47                    0
United Kingdom.........................            3,110          2,306           (80)                 48                    8
North America..........................           59,530         15,136          (624)                621                    2
                                               ---------        -------         -----              ------                -----
Total..................................        $  73,002       $ 21,842      $ (1,073)             $  734                $  10
                                               =========       ========         =====              ======                =====


                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


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

BUSINESS SUMMARY


DESCRIPTION OF BUSINESS

     The Company is a supplier of enterprise-wide business systems and related services to companies installing internet-enabled e-business software products, in particular in the process manufacturing markets. Customers are primarily medium-sized companies (with annual sales of $50 million to $2 billion) upgrading internal systems to improve profitability through the availability of timely and accurate information, or to modernize their management information systems operations in order to reduce costs and provide business-to-business
(B2B) linkage with suppliers and customers. The Company licenses its products to customers through a direct sales force in North America and Western Europe as well as independent distributors in 24 other markets worldwide. Since the Company's inception in 1988, the Company has licensed software products to an installed base of over 3,400 customers worldwide.


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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

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

         In fiscal 2000, the Company introduced its Resynt, suite of internet applications and services include a wide range of e-commerce business-to-business (B2B) features and technology to connect traditional ERP (enterprise resource planning) systems over the internet to customers and suppliers, thereby tightly linking trading partner supply chains to achieve sustainable competitive advantage. These applications are designed to allow companies the ability to leverage the technology of the Internet in order to automate business processes and effectively manage business resources

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS

REVENUES

         Total revenues for the second quarter and three month period ended December 31, 2000 decreased 42% to $12,598,000 from $21,842,000, in fiscal 2000.
Software product license revenues decreased 62%, consulting and other services revenues decreased 58%, and maintenance revenues decreased 6% from the comparable period in the prior year, respectively.

         For the six-month period ended December 31, 2000, total revenues decreased 41% to $26,750,000 from $45,105,000 in fiscal 2000. Software product license revenues decreased 61%, consulting and other services revenues decreased 54%, and maintenance revenues decreased 5% from the comparable period in the prior year, respectively.

         For the three month period ended December 31, 2000 revenues have decreased by $1,718,000 in North America and by $1,419,000 in Europe and the Pacific Rim (International). The largest decreases in Europe were recorded in the UK of $996,000, Spain of $345,000 and France of $342,000. The decrease in revenues in France, reflects the closure of the Paris office. New arrangements for sales through a local French distributor have been concluded. The company believes that global decreases in software product licenses is principally a result of an industry-wide slowdown in customer's willingness to purchase fully integrated ERP software in favor of similar but modular internet enabled enterprise systems and business to business internet applications.

         The decrease in software revenues for the six-month period ended December 31, 2000 was $6,691,000 or 60%, from the same period in fiscal 2000 and is attributable to the industry-wide slowdown, as explained above.

         Consulting and other service revenues for the three month period ended December 31, 2000 decreased 58% to $4,162,000 from $9,834,000 in fiscal 2000.
Revenues from consulting and other services (which are recognized as performed) are generally correlated with software product license revenues (which are recognized upon delivery), therefore, service revenues fluctuate based upon related fluctuations in software product revenue. For this period, North American services revenues decreased by $4,239,000, or 61%, and International services revenues decreased $1,433,000, or 50% respectively. These decreases in consulting and other service revenues are attributable to lower software product licensing activity during the previous quarters.

         The total decrease in consulting and other services revenues for the six-month period is $10,905,000, or 54%. Declining software revenues and associated reduction in service revenues are the primary causes of this decrease.

         Maintenance revenues for the three month period ended December 31, 2000 decreased by $435,000, or 6% from the same quarter in fiscal 2000. This change is essentially made up of a decrease in Europe and Asia of $582,000 and a marginal increase of $ 147,000 in North America. Decreases are principally attributable to lower software licensing activity during fiscal 2000. Maintenance contracts sold by third party distributors are included by the Company in software product license revenues because the Company has no support obligations to any of the distributors' customers.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


         For the six-month period ended 31 December, 2000, the decline of $758,000 in maintenance revenues, is mainly attributable to International operations which decreased by 24%, with North America remaining virtually unchanged.

        For the three and the six month period ended December 31, 2000, North American revenues constituted 73% of the total revenue of the Company.

OPERATING EXPENSES

         Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the number of third party products being sold by the Company. Major third party products sold by the Company include Oracle databases and other optional software including implementation, reporting, and productivity tools. Costs of software product licenses for the second quarter and the six-month period of fiscal 2001 decreased by 58%, consistent with the decrease in software license sales. As a percentage of software product license revenue, the costs of software product licenses increased to 17% in the second quarter of fiscal 2001 compared to 15% in the same quarter of fiscal 2000. The increase in costs for software product licenses for the quarter was primarily due to the greater mix of third party products sold in fiscal 2001, when compared to the prior year

         Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. The Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services decreased by 67% to $3,596,000 in the second quarter of fiscal 2001, as compared to $11,025,000 in the second quarter of fiscal 2000. This reflects the reduction in headcount in the consulting organization, which has effectively matched the resources to the decreased demand resulting from slowed software sales activity mentioned earlier. The decrease in the second quarter, 2001 as compared to the prior year consists of $2,534,000 attributable to third party consulting, and $3,694,000 is a reduction in employee expenses. The Company's gross margin resulting from consulting, maintenance and other services revenues for the second quarter of fiscal 2001 was 66%, up from 34% in the same quarter of fiscal 2000. The improvement in the gross profit margin for the three month period was due largely to decreased use of third party consultants, lower spending across the services organization, and a reflection of the higher proportion that maintenance revenue has in the total profitability of consulting and maintenance.

         For the six-month period ended December 31, 2000, the gross profit percentage on consulting, maintenance and other revenue is 55%, up from 36% in the prior year period. This improvement in gross profit margin is due to the improved utilization of consulting resources, as a result of matching the staff levels to the demand for consulting services.

          Sales and marketing expenses for the three month period ended December 31, 2000 are $1,963,000, or 36% lower than the prior year. This reflects significant savings in employee costs in the second quarter, due to reduced headcount, and an associated reduction in employee-related expenses. Stringent cost-cutting measures have also realized savings in marketing costs.

         Sales and marketing costs have decreased by 20% for the six month period, as compared to the same period in the prior year. This decrease was due to cost saving measures implemented over the period.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

         Net product development (research and development) expenses increased by 33%, to $3,076,000 in the second quarter , 2001 from $2,311,000 in the prior year . However, actual gross research and development expenditure declined by 35% due to a lower headcount in research and development. The increase in the total expense is due to decreased capitalization as a percent of expenditure, while amortization of previously capitalized amounts continues to add to the current expense level. This is true for both the quarter and six-month period. The savings in actual expenditure have been realized in a reduction of $973,000 in employee expenses in second quarter , 2001 from the same quarter , 2000. The following table summarizes product development expenditures (in thousands):


                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       DECEEMBER 31,                DECEEMBER 31,
                                                                ----------------------------  -------------------------
                                                                     2000           1999          2000         1999
                                                                --------------  ------------  ------------  -----------
          Gross Expenditure for Product Development             $      2,360    $      3,642  $      5,606  $     7,238
          Less: Expenses capitalized                                  (1,509)         (2,963)       (3,977)      (5,965)
          Plus: Amortization of previously
                    capitalized amounts
                                                                       2,225           1,632         4,492        3,492
                                                                --------------  ------------  ------------  -----------
          Total Product Development Expenses                    $      3,076    $      2,311  $      6,121  $     4,765
                                                                ==============  ============  ============  ===========


         Measured as a percentage of total revenues, product development expenditure for the second quarter, 2001 was 19% of total revenues, compared to 17% for the second quarter, 2000. Product development expenditures during fiscal 2001 have focused on new internet enabled modules and continued enhancements to the underlying technology of released products and developing new web enabled products The Company did not experience additional expenditures related to the Y2K compliance of its products after December 1999.

         General and administrative expenses for the second quarter, 2001 decreased by 35%, to $1,215,000 from $1,870,000 for the second quarter, 2000. The major reason for the decrease in these expenses from the same period in the prior year was the decreased spending on employee expenses of $797,000. These cost savings are a result of headcount reduction and cost control measures. The Company's administrative infrastructure is now more productive, and more closely matched to current levels of revenue generating activity.

         For the six month period, general and administrative expenses have improved by 29% over the prior six month period.

          In the second quarter, 2001, the Company recorded a provision for doubtful accounts of $283,000, as compared to $835,000 recorded in the second quarter, 2000. The fiscal 2001 and 2000 provisions consisted primarily of specific customer accounts identified as being potentially uncollectible. These provisions represent management's best estimate of the doubtful accounts for each period. Reduced provisions reflect the steadily improving quality of the Company's accounts receivable.

         Amortization of other assets decreased to $135,000 in the second quarter of fiscal 2001 from $260,000 in the same quarter of the prior year. This amortization relates to the purchase of the Company in 1988 and its subsequent acquisitions of other products and companies. The decrease is attributable to previously purchased products and companies becoming fully amortized.

         There are no non-recurring costs reported in for the second quarter, 2001. The non-recurring costs shown in the six month period relate to a strategic restructuring announced by the Company on September

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


12, 2000. Under the restructuring, the Company reduced 125 positions across the company as well as accelerated efforts to eliminate unneeded office space, improve productivity through the use of technology and focus on increased revenues through the use of distributors. As a result of these actions, during the first quarter of fiscal year 2001, the Company recorded a $790,000 expense to cover the liability arising from associated employee separation costs. At December 31, 2000, $25,000 of the liability remained and will be paid in fiscal 2001.


SUBSEQUENT EVENT

On 5 February, 2001, the Company reported the signing of a definitive sale agreement for certain assets related to its Human Resource and Payroll product line to NOW SOLUTIONS, LLC, a private company. ROSS at the same time executed a distribution agreement with NOW to continue to sell the product under license from NOW as a complement to its enterprise systems for process manufacturing companies.

The gross asset sale price is $6.1 million excluding incentives. After fees and expenses the company expects the transaction to generate a non-recurring gain on the sale of approximately $3.7 million before incentives. The twofold purpose of the transaction is to strengthen the Company's balance sheet and to enable the Company to focus on its core competencies in the process manufacturing sector.

OTHER EXPENSE, NET

         Other expense for Q2, 2001 was $276,000, as compared to $324,000 in Q2, 2000. These amounts primarily consisted of interest expense related to borrowings under the Company's existing line of credit facility. The comparison of the six month period ended December 31, 2001 shows little change from the prior year for the same period.

INCOME TAX  EXPENSE

         The income tax benefit of $183,000 recorded in the first quarter of fiscal 2001 has been offset by an income tax expense in the second quarter of $62,000. This compares with an income tax expense of $83,000 recorded during the same quarter in fiscal 2000. The net tax benefit recorded in the first quarter of fiscal 2001 relates to certain tax refunds that have been approved by associated tax jurisdictions. Income tax expense relates to withholding taxes in certain foreign jurisdictions where the Company had either no available net operating losses or had to pay treaty-based taxes.

LIQUIDITY AND CAPITAL RESOURCES

         In the first six months of fiscal 2001, net cash provided by operating activities decreased $502,000 compared to the same period of the prior year. An aggregate net decrease in non-cash charges for depreciation, amortization and provisions for bad debt of $437,000, an aggregate decrease in the combined cash effect of prepaid and other current assets, taxes payable, accrued expenses and deferred revenues of $2,253,000 and decreased Company earnings of $3,300,000 were offset by cash provided by decreased accounts receivable and increased accounts payable totaling $5,489,000. The decreased receivable portfolio and deferred revenue balance was a result of slowed software and services volumes and continued focus on maximizing collection efforts.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


         In the first six months of fiscal 2001, the Company required $3,389,000 for investing activities versus $6,212,000 over the same period of the prior year, a decrease of $2,823,000. Investment in property and equipment decreased by $168,000 over the same period of the prior year as a result of the Company's cash conservation efforts and declining headcount. Investments in capitalized computer software costs decreased by $2,233,000 due to lower development headcount during fiscal 2001 as compared to the year earlier period. Other investment items increased by $422,000 primarily attributable to changes in thr cumulative translation adjustment related to capitalized software costs in foreign subsidiaries.

         The Company financed its continuing operations for the six months ended December 31, 2000 through cash generated from operations and available credit facilities. Cash flows from financing activities increased by $502,000 versus the same six-month period of the prior fiscal year. Repayments of amounts previously borrowed under the Company's line of credit resulted in a decrease in cash of $2,181,000. Capital lease payments utilized an incremental $1,571,000 of cash versus the same quarter of the prior year. Proceeds from issuance of common stock pursuant to the Company's Employee Stock Purchase Program as well as issuance pursuant to interest in kind payments on convertible debt decreased by $100,000 from the prior year period.

         At December 31, 2000 the Company had $683,000 of cash and cash equivalents. The Company also has a revolving credit facility with an asset-based lender with a maximum credit line of $15,000,000, a maturity date of February 28, 2000, and an interest rate equal to the Prime Rate plus 2%. Borrowings under the credit facility are collateralized by substantially all assets of the Company. At December 31, 2000, the Company had $7,635,000 outstanding against the $15,000,000 revolving credit facility, and based on eligible accounts receivable at December 31, 2000, the Company's cash and remaining borrowing capacity under the revolving credit facility totaled approximately $697,000.

         The Company's ability to meet its cash requirements for operations and recurring capital expenditures will depend upon funds expected to be generated from operations and amounts available under its line of credit facility. However, the Company will be required to seek additional financing to replace its asset based credit line which expires February 28, 2001. The Company is currently negotiating alternatives to raise additional funds through public or private financing arrangements. In addition, management believes closure and funding of the HR/PR product line asset sale described within the subsequent event section of this report will facilitate obtaining additional financing. The Company cannot assure you that additional funding will be available on favorable terms or that the HR/PR product line asset sale will close. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company's failure to raise capital when needed, or to consummate a sale of certain assets of the Company, may harm its business and operating results. See note 1 to the consolidated financial statements, "Basis of Presentation".


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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         FOREIGN EXCHANGE: The company has a world-wide presence and as such maintains offices and derives revenues from sources overseas. For the first quarter of fiscal 2001,. International revenues as a percentage of total revenues was approximately 27%. The company's international business is subject to typical risks of an international business, including, but not limited to: differing economic conditions, changes in political climates, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the first three months of fiscal 2001 was not material.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on November 17, 2000. The following table shows voting information for each item voted upon:

                                                              FOR            AGAINST
------------------------------------------------------ ------------------ --------------
NOMINEES FOR ELECTION AS DIRECTORS
------------------------------------------------------ ------------------ --------------
------------------------------------------------------ ------------------ --------------
Dennis V. Vohs                                            19,573,390        1,342,538
------------------------------------------------------ ------------------ --------------
Mario M. Rosati                                           19,604,423        1,311,325
------------------------------------------------------ ------------------ --------------
Bruce J. Ryan                                             19,657,623        1,258,125
------------------------------------------------------ ------------------ --------------
J. Patrick Tinley                                         19,649,403        1,266,345
------------------------------------------------------ ------------------ --------------
J. William Goodhew                                        19,642,073        1,273,675
------------------------------------------------------ ------------------ --------------
------------------------------------------------------ ------------------ --------------
TO INCREASE THE NUMBER OF OPTIONS AVAILABLE               18,683,998        2,109,005
UNDER THE 1998 STOCK OPTION PLAN
------------------------------------------------------ ------------------ --------------
------------------------------------------------------ ------------------ --------------
RATIFICATION OF APPOINTMENT OF                            20,670,334         184,593
INDEPENDENT AUDITORS
------------------------------------------------------ ------------------ --------------
------------------------------------------------------ ------------------ --------------

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ROSS SYSTEMS, INC.


Date:  February 20, 2001                 /S/ VEROME M. JOHNSTON
                                         ----------------------------
                                         Verome M. Johnston
                                         Vice President, Chief Financial Officer

                                         (Principal Financial and Accounting
                                         Officer and Duly Authorized Officer)