Form 10-Q
period 2001-03-31
ROSS SYSTEMS INC/CA
filed 2001-05-15
CIK 873594

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001,

                                       or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19092

                               ROSS SYSTEMS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        94-2170198
          --------                                        ----------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization                        Identification Number

          Two Concourse Parkway,
        Suite 800, Atlanta, Georgia                          30328
        ---------------------------                          -----
   (Address of principal executive offices)                (Zip code)

                                 (770) 351-9600
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                          Outstanding
              Class                                      March 31, 2001
              -----                                      --------------
   Common stock, $0.001 par value                          25,647,734


================================================================================

                               ROSS SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                                             Page No.

PART I. FINANCIAL INFORMATION
         Item 1.  Financial Statements............................................................................1

                  Condensed Consolidated Balance Sheets - March 31, 2001 and June 30, 2000........................1

                  Condensed Consolidated Statements of Operations - Three months and nine months ended March 31, 2001 and 2000...........................................................2

                  Condensed Consolidated Statements of Cash Flows - Nine months ended March 31, 2001 and 2000................................................................................3

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................18

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities..........................................................................18

         Item 6.  Exhibits and Reports on Form 8-K...............................................................19

SIGNATURE .......................................................................................................21

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share related data)

                                                                                         March 31,          June 30,
                                                                                           2001              2000
ASSETS                                                                                  (unaudited)        (audited)
                                                                                     --------------     ---------------
Current assets:
     Cash and cash equivalents                                                       $      4,172       $      2,010
     Accounts receivable, less allowance
         for doubtful accounts                                                             12,106             21,927
     Prepaids and other current assets                                                      2,777              1,501
                                                                                     --------------     ---------------
              Total current assets                                                         19,055             25,438

Property and equipment, net                                                                 1,744              3,009
Computer software costs, net                                                               27,821             32,637
Other assets                                                                                2,581              3,211
                                                                                     --------------     ---------------
              Total assets                                                           $     51,201       $     64,295
                                                                                     ==============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of debt                                                    $      5,322       $     10,148
     Accounts payable                                                                       7,017              6,949
     Accrued expenses                                                                       4,259              5,459
     Income taxes payable                                                                     356                248
     Deferred revenues                                                                     11,829             17,974
                                                                                     --------------     ---------------
              Total current liabilities                                                    28,534             40,778
                                                                                     --------------     ---------------

Long-term debt, less current installments                                                   1,163              2,627
                                                                                     --------------     ---------------

Shareholders' equity:
         Common stock, $.001 par value; 35,000,000 shares authorized, 25,647,734               26                 24
         and 23,804,191 shares issued and outstanding at March 31, 2001 and June
         30, 2000, respectively. Preferred stock, no par value; 5,000,000 shares authorized, 0 outstanding.
         Additional paid-in capital                                                        86,918             85,780
         Accumulated deficit                                                              (64,275)           (63,034)
         Accumulated comprehensive deficit                                                 (1,414)            (1,880)
                                                                                     --------------     ---------------
              Total shareholders' equity                                                   21,255             20,890
                                                                                     --------------     ---------------

              Total liabilities and shareholders' equity                             $     51,201       $     64,295
                                                                                     ==============     ===============


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                    Three months ended         Nine months ended
                                                                        March 31,                  March 31,
                                                                       (unaudited)                (unaudited)
                                                                     2001        2000          2001         2000
                                                                 ----------   ----------    -----------  -----------
Revenues:
     Software product licenses                                   $    2,407   $    4,146    $     6,764  $    14,929
     Consulting and other services                                    3,206        7,402         12,336       27,436
     Maintenance                                                      5,881        6,929         19,144       21,217
                                                                 ----------   ----------    -----------  -----------
           Total revenues                                            11,494       18,477         38,244       63,582
                                                                 ----------   ----------    -----------  -----------

Operating expenses:
     Costs of software product licenses                                 352          759          1,160        2,692
     Costs of consulting, maintenance and other services              3,333        9,760         13,446       31,667
     Sales and marketing                                              3,038        4,858         11,544       15,498
     Product development                                              2,615        2,524          8,736        7,289
     General and administrative                                       1,117        1,914          3,869        5,780
     Provision for uncollectible accounts                               245          770          1,080        2,006
     Amortization of other assets                                       158          237            518          757
     Non-recurring costs                                                  -        1,145            790        1,145
                                                                 ----------   ----------    -----------  -----------
           Total operating expenses                                  10,858       21,967         41,143       66,834
                                                                 ----------   ----------    -----------  -----------

Operating earnings (loss)                                               636       (3,490)        (2,899)      (3,252)
     Other expenses, net                                               (219)        (359)          (833)      (1,034)
                                                                 ----------   ----------    -----------  -----------
Earnings before taxes                                                   417       (3,849)        (3,732)      (4,286)
     Extraordinary item, net of tax effect                            2,372                       2,372
     Income tax expense (benefit)                                         2            4           (119)         295
                                                                 ----------   ----------    -----------  -----------
Net earnings (loss)                                              $    2,787   $   (3,853)   $    (1,241) $    (4,581)
                                                                 ==========   ==========    ===========  ===========
Net earnings (loss) per common share - basic                     $     0.11   $    (0.16)   $     (0.05) $     (0.20)
                                                                 ==========   ==========    ===========  ===========

Net earnings (loss) per common share - diluted                   $     0.11   $    (0.16)   $     (0.05) $     (0.20)
                                                                 ==========   ==========    ===========  ===========

Shares used in per share computation - basic                         25,648       23,416         25,648       23,250
                                                                 ==========   ==========    ===========  ===========
Shares used in per share computation - diluted                       25,648       23,416         25,648       23,250
                                                                 ==========   ==========    ===========  ===========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands) (unaudited)


                                                                                             Nine months ended
                                                                                                 March 31,
                                                                                   ----------------------------------
                                                                                        2001               2000
                                                                                   -------------       --------------
Cash flows from operating activities:
     Net earnings (loss)                                                           $     (3,614)       $     (4,581)
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
           Extraordinary gain on sale of product line                                     2,372                   -
           Depreciation and amortization of property and equipment                        1,282               1,954
           Amortization of computer software costs                                        5,810               4,977
           Amortization of other assets                                                     517                 757
           Provision for uncollectable accounts                                           1,080               2,006
           Changes in operating assets and liabilities, net of acquisitions:
                Accounts receivable                                                       8,930               8,275
                Prepaids and other current assets                                          (286)              1,692
                Income taxes payable / recoverable                                          116                 (43)
                Accounts payable                                                            140              (2,768)
                Accrued expenses                                                           (317)             (1,271)
                Deferred revenues                                                        (8,160)             (2,994)
                                                                                   -------------       --------------
                Net cash provided by operating activities                                 7,870               8,004
                                                                                   -------------       --------------

Cash flows from investing activities:
           Purchases of property and equipment                                             (129)               (306)
           Computer software costs capitalized                                           (5,222)             (9,355)
           Net assets and liabilities transferred with product line sale                  2,362                   -
           Other                                                                            513                 (25)
                                                                                   -------------       --------------
                Net cash used for investing activities                                   (2,476)             (9,686)
                                                                                   -------------       --------------
Cash flows from financing activities:
           Net line of credit activity                                                   (2,608)             (1,594)
           Capital lease payments                                                          (622)                567
           Proceeds from issuance of common stock                                            29                  52
                                                                                   -------------       --------------
                Net cash used for financing activities                                   (3,201)               (975)
                                                                                   -------------       --------------

Effect of exchange rate changes on cash                                                     (31)                (47)
                                                                                   -------------       --------------

Net decrease in cash and cash equivalents                                                 2,162              (2,704)

Cash and cash equivalents at beginning of period                                          2,010               6,294
                                                                                   -------------       --------------
Cash and cash equivalents at end of period                                         $      4,172        $      3,590
                                                                                   =============       ==============

Non-cash investing and financing activities:
Conversion of convertible debentures                                               $        584        $        848
Supplementary disclosure:
Income taxes paid                                                                             -                   -
                                                                                   =============       ==============
Interest paid                                                                               864               1,070
                                                                                   =============       ==============


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Ross Systems, Inc. (the "Company") reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of March 31, 2001, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

2)   PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

3)   CAPITALIZED COMPUTER SOFTWARE COSTS AND OTHER ASSETS

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

4)   ACCOUNTS RECEIVABLE

     As of the dates shown, accounts receivable consisted of the following (in thousands):

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                      March 31,       June 30,
                                                        2001            2000
                                                     ----------     ----------
Trade accounts receivable                            $  14,446      $  25,498
Less allowance for doubtful accounts and returns        (2,340)        (3,571)
                                                     ----------     ----------
                                                     $  12,106      $  21,927
                                                     ==========     ==========


5)   PROPERTY AND EQUIPMENT

     As of the dates shown, property and equipment consisted of the following (in thousands):

                                                    March 31,        June 30,
                                                      2001            2000
                                                   ----------      ----------
Computer equipment                                 $    9,093      $  13,113
Furniture and fixtures                                  2,009          3,007
Leasehold improvements                                  1,404          1,705
                                                   ----------      ----------
                                                       12,506         17,825
Less accumulated depreciation and amortization        (10,762)       (14,816)
                                                   ----------      ----------
                                                   $    1,744      $   3,009
                                                   ==========      ==========

7)   CONVERTIBLE DEBT

     On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The investors invested $6,000,000 on February 6, 1998 and $4,000,000 on June 11, 1998. As of March 31, 2001, the
remaining balance after conversions and redemptions is $759,000. The material agreements between the Company and each Investor have been filed as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on February 12, 1998. The salient points of the convertible subordinated debenture agreement are as follows:

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

     Conversion Price: The conversion price for the convertible debentures is (P + I) divided by the Conversion Date Market Price where P equals the outstanding principal amount of the convertible debenture submitted for conversion, I equals accrued but unpaid interest as of the conversion date and Conversion Date Market Price equals the lesser of the maximum conversion price (as defined below) or 101% of the average of the two lowest closing bid prices for the Company's Common Stock as reported by the Bloomberg Service for the thirty trading days immediately before the conversion date. The maximum conversion price is 115% of the average closing bid price of the Company's Common Stock as reported by the Bloomberg Service over the 1998 calendar year. The average closing bid price for this period was $35.718 per post-split share ($3.5718 per pre-split share), which results in a maximum conversion price of $41.0757

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

per post-spit share ($4.10757 per pre-split share). A portion of the convertible debentures issued in June 1998 (the "Second Closing Debentures") were redeemed by the Company. See paragraph (H) below and "Part I, Item 2 of this Quarterly Report on Form 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the company's redemption of a portion of the second closing debentures.

     As of October 27, 2000 the Company had issued an aggregate amount of shares equal to 19.99% of the number of common shares outstanding on February 6, 1998, the date of the original transaction. As such, NASDAQ capitalization regulations preclude further issuances without shareholder approval or waiver by the NASDAQ. The Company has been denied waiver by the NASDAQ. Through a properly called special meeting and vote of the shareholders, the Company has also been denied shareholder approval to convert the remaining debentures into equity. The total outstanding debentures are $759,000. The debenture holder may, at its option, require settlement in cash plus a premium of 15% over the face value of the debentures then outstanding.

7)   SOFTWARE REVENUE RECOGNITION

     The company recognizes revenue on software transactions in accordance with Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2). The financial statements contained herein have been prepared in accordance with the requirements of SOP 97-2.

8)   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" as of July 1, 1998. SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income (loss) for the three and nine month periods ended March 31, 2001 and 2000 were as follows (in thousands):

                                                     Three months ended         Nine months ended
                                                         March 31,                  March 31,
                                                  -----------------------   ------------------------
                                                     2001         2000          2001         2000
                                                  ---------    ----------   ----------    ----------
Net earnings (loss)                               $   2,787    $  (3,853)   $  (1,241)    $  (4,581)
Foreign currency translation adjustments                213         (191)         466          (402)
                                                  ---------    ----------   ----------    ----------
Total comprehensive income (loss)                 $   3,000    $  (4,044)   $    (775)    $  (4,983)
                                                  =========    ==========   ==========    ==========

9)   NET EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following is a reconciliation of the numerators of diluted earnings per share, (in thousands):

                                                                 Three months ended             Nine months ended
                                                                     March 31,                       March 31,
                                                               2001             2000           2001             2000
                                                            -----------      ----------     ----------       ----------
Net earnings (loss)                                         $     2,787      $  (3,853)     $  (1,241)       $  (4,581)
Payment in kind interest on convertible debentures                   13              -              -                -
                                                            -----------      ----------     ----------       ----------
Numerator for diluted calculation                           $     2,800      $  (3,853)     $  (1,241)       $  (4,581)
                                                            ===========      ==========     ==========       ==========

     In periods when the Company is profitable, the only difference between the denominator for basic and diluted net earnings per share is the effect of common stock equivalents. In periods of a loss, the denominator does not change because it would be anti-dilutive.

10)  OTHER MATTERS

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

     On January 7, 1999, the Company entered into employment agreements with each of J. Patrick Tinley, the Company's Chairman of the Board and Chief Executive Officer and Dennis V. Vohs, the Company's former Chairman of the Board of Directors and former Chief Executive Officer (the Employment Agreements). In addition to a salary and benefits, Mr. Tinley's employment agreement provides the employee with a continuation of salary and benefits for a twenty-four month period immediately following the employee's termination of employment by the Company "without cause" (as that term is defined in the Employment Agreement). In addition, if within the first nine months following a "change of control" of the Company Mr. Tinley terminates his employment of the surviving corporation for "good reason" or the surviving corporation terminates the employee's employment for any reason other than "cause" or "disability" (as each of these terms in quotes is defined in the Employment Agreements), the employee shall then be entitled to a continuation of then applicable salary for the twenty-four month period immediately following the termination date and all unvested stock options and similar rights shall become vested and exercisable. On

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, Mr. Vohs ceased his employment with the Company, but remains on the Board of Directors, and in a consulting capacity. As such, his Employment Agreement terminated on December 31, 2000. Mr. Tinley's and Mr. Vohs Employment Agreements have been filed as Exhibit 10.3 and Exhibit 10.4, respectively to the Company's Annual Report on Form 10-K for the fiscal year 2000, Filed October 13, 2000.

     On September 17, 1999, the Company entered into an employment agreement with Robert B. Webster, Executive Vice President and Secretary of the Company. In addition to a salary and benefits, the employment agreement provides the employee with a continuation of salary and benefits for a twelve-month period immediately following the employee's termination of employment by the Company "without cause" (as that term is defined in the Employment Agreement). In addition, if within the first nine months following a "change of control" of the Company the employee terminates his employment of the surviving corporation for "good reason" or the surviving corporation terminates the employee's employment for any reason other than "cause" or "disability" (as each of these terms in quotes is defined in the Employment Agreements), the employee shall then be entitled to a continuation of then applicable salary for the twelve month period immediately following the termination date and all unvested stock options and similar rights shall become vested and exercisable. Mr. Webster's Employment Agreement has been filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year 2000, filed October 13, 2000.

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

     On September 12, 2000, the Company announced a strategic restructuring aimed at reducing costs and improving efficiencies. Under the restructuring, the Company reduced 125 positions across the company as well as accelerated efforts to eliminate unneeded office space, improve productivity through the use of technology and focus on increased revenues through the use of distributors. Cost savings associated with the restructuring were expected to be $12,000,000 on an annualized basis. As a result of these actions, during the first quarter of fiscal year 2001, the Company recorded a $790,000 expense to cover the liability arising from associated employee separation costs. The costs were accrued in accordance with EITF Issue 94-3, "Liability Recognition for Certain Employee Terminations, Benefits and Other Costs to Exit an Activity". At March 31, 2001, all of the costs had been paid.

     On October 24, 2000 the Company entered into a plan to cease all direct sales, service and support activities in France as a result of a pattern of significant and sustained losses. As such, for purposes of the accompanying consolidated financial statements, the balance sheet of the French subsidiary has been eliminated as of October 31, 2001. For purposes of the accompanying statement of operations, the French subsidiary had revenues and expenses netting to a loss of $497,000 for the quarter ended September 30, 2000 which have been included in these consolidated results. Management believes that potential future costs of this action cannot be reasonably estimated at this time but does not anticipate that the resolution of this uncertainty will have a material adverse effect on the financial statements taken as a whole.

11)  NASDAQ Listing and Subsequent Event

     On October 31, 2000, the Company was informed by Nasdaq staff that the closing bid price of its common stock had fallen below the $1 minimum bid level
required  by  Nasdaq   Marketplace  Rule  4450(a)(5)

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for a period of thirty consecutive trading days, and that the Company would be delisted if it failed to regain compliance. On March 9, 2001, the Company met with the Nasdaq listings qualifications panel (the panel) and presented a plan to effect a reverse stock split in order to cure the non-compliance regarding minimum bid price. The panel accepted this plan, and on April 26, 2001, the Company held a properly called special meeting of its shareholders and received shareholder vote approval for a one for ten (1 for 10) reverse stock split. The reverse stock split became effective on April 27, 2001, and the condition of non-compliance on minimum bid price, has been cured. The Company meets the other quantitative maintenance criteria for the National Market.

12)  Extraordinary Item

     Effective February 28, 2001, the Company closed the sale of certain assets related to its Human Resource and Payroll product line to Now Solutions, LLC, a private company. At the same time the Company executed a distribution agreement with Now Solutions to continue to sell the product under license from Now Solutions as a complement to its enterprise systems for process manufacturing companies. The gross asset sale price is $6.1 million excluding incentives. After fees and expenses the transaction generated an extraordinary gain on the sale of approximately $2.4 million before incentives. The twofold purpose of the transaction is to strengthen the Company's balance sheet and to enable the Company to focus on its core competencies in the process manufacturing sector. Sales, services and maintenance revenues related to this product line for the eight months ended February 28, 2001 were approximately $4,806,000. The product lines total revenues for years ended June 30, 2000 and 1999 were $8,052,000 and $8,882,000, respectively. The net book value of the intellectual property transferred in this sale was $3,936,000, $4,134,000, and $3,749,000 at February 28, 2001, June 30, 2000 and June 30, 1999, respectively.

13)  NEW ACCOUNTING PRONOUNCEMENTS

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The adoption of Statement 133 is required for the Company's fiscal year 2001. The adoption of Statement 133 has not had a material impact on the Company's financial statements.

     In 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to the recognition of revenues. The Company's adoption of SAB No. 101 has not had a material impact on its consolidated results of operations, financial position, or cash flows.

14)  GEOGRAPHIC SEGMENT INFORMATION

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

     The Company markets its products and related services primarily in North America, Europe and Asia and primarily measures its business performance based upon geographic results of operations. Selected balance sheet and income statement information pertaining to the various significant geographic areas of operation are as follows:

     As of and for the quarter ended March 31, 2001:

                                                                            Net Income         Depreciation            Capital
                                              Gross Assets    Revenue         (Loss)         and Amortization        Expenditures
                                              ------------  -----------     ----------       ----------------        ------------
Belgium................................        $    267     $      155      $    (16)           $    4                  $   8
Netherlands............................           1,109            682            65                11                     14
Germany................................             252            237            71                 0                      0
Spain..................................           3,861          1,221           212                41                     28
United Kingdom.........................           3,579          1,630            42                32                      0
North America..........................          42,133          7,569         2,413               319                     13
                                               --------     ----------      ---------           ------                  -----
Total..................................        $ 51,201     $   11,494      $  2,787            $  407                  $  63
                                               ========     ==========      =========           ======                  =====

     As of and for the quarter ended March 31, 2000:

                                                                            Net Income         Depreciation            Capital
                                              Gross Assets    Revenue         (Loss)         and Amortization        Expenditures
                                              ------------   ----------     ----------       ----------------        ------------
Belgium................................       $     359      $     293      $   (160)             $   43               $    0
Netherlands............................             920            602          (120)                 14                    0
France.................................           2,948            646        (1,338)                 17                   10
Germany................................             478            515            61                   1                    0
Spain..................................           4,617          1,289           (89)                 43                    0
United Kingdom.........................           3,378          1,834          (380)                 46                    8
North America..........................          57,638         13,298        (1,827)                631                   55
                                              ---------      ---------      ---------             ------               ------
 Total..................................      $  70,338      $  18,477      $ (3,853)             $  795               $   73
                                              =========      =========      =========             ======               ======

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     In fiscal 2000, the Company introduced its Resynt suite of internet applications and services which include a wide range of e-commerce, business-to-business (B2B) features and technology to connect traditional ERP (enterprise resource planning) systems over the internet to customers and suppliers. This enables tight linkages in trading partner supply chains to achieve sustainable competitive advantage. These applications are designed to allow companies the ability to leverage the technology of the Internet in order to automate business processes and effectively manage business resources

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Results of Operations

Revenues

     Total revenues for the third quarter and three month period ended March 31, 2001 decreased 38% to $11,494,000 from $18,477,000, in fiscal 2000. Software product license revenues decreased 42%, consulting and other services revenues decreased 57%, and maintenance revenues decreased 15% from the comparable period in the prior year, respectively.

     For the nine month period ended March 31, 2001, total revenues decreased 40% to $38,244,000 from $63,582,000 in fiscal 2000. Software product license revenues decreased 55%, consulting and other services revenues decreased 55%, and maintenance revenues decreased 10% from the comparable period in the prior year, respectively.

     For the three month period ended March 31, 2001 revenues have decreased by $5,646,000 in North America and by $1,337,000 in Europe and the Pacific Rim (International). The largest decrease in Europe was $647,000 in respect of France, which reflects the closure of the Paris office. New arrangements for sales through a local French distributor have been concluded. The company believes that global decreases in software product licenses is principally a result of an industry-wide slowdown in customer's willingness to purchase fully integrated ERP software in favor of similar but modular internet enabled enterprise systems and business to business internet applications.

     The decrease in software revenues for the nine month period ended March 31, 2001 was $8,165,000 or 55%, from the same period in fiscal 2000 and is attributable to the industry-wide slowdown, as explained above.

     Consulting and other service revenues for the three month period ended March 31, 2001 decreased 57% to $3,206,000 from $7,402,000 in fiscal 2000.
Revenues from consulting and other services (which are recognized as performed) are generally correlated with software product license revenues (which are recognized upon delivery), therefore, service revenues fluctuate based upon related fluctuations in software product revenue. For this period, North American services revenues decreased by $3,689,000, or 63%, and International services revenues decreased $507,000, or 26% respectively. These decreases in consulting and other service revenues are attributable to lower software product licensing activity during the previous quarters.

     The total decrease in consulting and other services revenues for the nine month period is $15,100,000, or 55%. Declining software revenues and associated reduction in service revenues are the primary causes of this decrease.

     Maintenance  revenues  for the three  month  period  ended  March 31,  2001 decreased by $1,048,000, or 15% from the same quarter in fiscal 2000. This change is essentially made up of a decrease in Europe and Asia of $594,000 and a decrease of $ 454,000 in North America. Within North America, the Company estimates that $335,000 of this $454,000 decrease is due to the sale of the Human Resource and Payroll product line on February 28, 2001. Other decreases are principally attributable to lower software licensing activity during fiscal 2000. Maintenance contracts sold by third party distributors are included by the Company in software product license revenues because the Company has no support obligations to any of the distributors' customers.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     For the  nine  month  period  ended  31  December,  2000,  the  decline  of
$2,073,000 in maintenance revenues, is attributable to a decrease in International operations of $1,446,000 or 26%, and a decrease in North America of $627,000 or 4% (of which an estimated $335,000 is related to the sale of the Human Resource and Payroll product line).

     For the three and the nine month period ended March 31, 2001, North American revenues constituted 70% of the total revenue of the Company.

Operating Expenses

     Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the number of third party products being sold by the Company. Major third party products sold by the Company include Oracle databases and other optional software including implementation, reporting, and productivity tools. Costs of software product licenses for the second quarter and the nine month period of fiscal 2001 decreased by 54% and 57% respectively, consistent with the decrease in software license sales. As a percentage of software product license revenue, the costs of software product licenses in the third quarter decreased from 18% in fiscal year 2000 to 15% in fiscal 2001. This change reflects the proportionately lesser mix of third party products sold in this quarter of fiscal 2001, when compared to the prior year.

     Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. The Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services decreased by 66% to $3,333,000 in the third quarter of fiscal 2001, as compared to $9,760,000 in the third quarter of fiscal 2000. This reflects the reduction in headcount in the consulting organization, which has effectively matched the resources to the decreased demand resulting from slowed software sales activity mentioned earlier. The decrease of $6,427,000 in the third quarter of fiscal year 2001, as compared to the prior year, consists of $943,000 attributable to third party consulting, and $5,484,000 is a reduction in employee expenses. The Company's gross margin resulting from consulting, maintenance and other services revenues for the third quarter of fiscal 2001 was 63%, up from 32% in the same quarter of fiscal 2000. The improvement in the gross profit margin for the three month period was due largely to decreased use of third party consultants, lower spending across the services organization, and a reflection of the higher proportion that maintenance revenue has in the total profitability of consulting and maintenance.

     For the nine month period ended March 31, 2001, the gross profit percentage on consulting, maintenance and other revenue is 57%, up from 35% in the prior year period. This improvement in gross profit margin is due to the improved utilization of consulting resources, as a result of matching the staff levels to the demand for consulting services, and is a reflection of the higher proportion that maintenance revenue has in the total profitability of consulting and maintenance

     Sales and marketing expenses for the three month period ended March 31, 2001 are $1,820,000, or 37% lower than the prior year. This reflects significant savings in employee costs in the second quarter, due to reduced headcount, and an associated reduction in employee-related expenses. Stringent cost-cutting measures have also realized savings in marketing costs.

     Sales and marketing costs have decreased by 26% for the nine month period, as compared to the same period in the prior year. This decrease was due to cost saving measures implemented over the period.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Measured as a percentage of total revenues, net product development (research and development) expenditure for the third quarter, 2001 increased to 23% of total revenues, compared to 14% for the third quarter, 2000. Product development expenditures during fiscal 2001 have focused on new internet enabled modules and continued enhancements to the underlying technology of released products and developing new web enabled products.

     Net product development expenditure for the quarter ended March 31, 2001 was virtually unchanged as compared to the same quarter in the prior year. However, actual gross research and development expenditure has declined due to a closer matching of the Company's research and development activities with current levels of business activity, and the termination of development of the Human Resource and Payroll product line. The decline in research and development was 56% for the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000. The increase in net product development expense for the nine month period in comparison to the prior year is due to decreased capitalization as a percent of expenditure, while amortization of previously capitalized amounts continues to add to the current expense level. This is true for both the quarter and six-month period.

     General and administrative expenses for the third quarter, 2001 decreased by 42%, to $1,117,000 from $1,914,000 for the third quarter, 2000. The major reason for the decrease in these expenses from the same period in the prior year was the decreased spending on employee and recruitment. These cost savings are a result of headcount reduction and cost control measures. The Company's administrative infrastructure is now more productive, and more closely matched to current levels of revenue generating activity.

     For the nine month period, general and administrative expenses have decreased by 33% over the prior nine month period.

     In the third quarter, 2001, the Company recorded a provision for doubtful accounts of $245,000, as compared to $770,000 recorded in the third quarter, 2000. The fiscal 2001 and 2000 provisions consisted primarily of specific customer accounts identified as being potentially uncollectible. These provisions represent management's best estimate of the doubtful accounts for each period. Reduced provisions reflect the steadily improving quality of the Company's accounts receivable.

     Amortization of other assets decreased to $158,000 in the third quarter of fiscal 2001 from $237,000 in the same quarter of the prior year. This amortization relates various acquisitions of other products and companies. The decrease is attributable to previously purchased products and companies becoming fully amortized.

     There are no non-recurring costs reported for the third quarter, fiscal 2001. The non-recurring costs shown in the nine month period ended March 31, 2001, relate to a strategic restructuring announced by the Company on September 12, 2000. Under the restructuring, the Company reduced 125 positions across the company as well as accelerated efforts to eliminate unneeded office space, improve productivity through the

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

use of technology and focus on increased revenues through the use of distributors. As a result of these actions, during the first quarter of fiscal year 2001, the Company recorded a $790,000 expense to cover the liability arising from associated employee separation costs. At March 31, 2001, $11,050 of the liability remained, of which $2,550 will be paid in fiscal 2001 and the balance in fiscal 2002. In the third quarter of the prior year, the $1,145,000 non recurring costs related to a reduction in force occurring primarily in North America, Spain and France, and aimed at refocusing the Company towards the then, newly announced Resynt suite of products.

Other Expenses, Net

     Other expenses for the third quarter, fiscal 2001 was $219,000, as compared to $359,000 for the same period, 2000. These amounts primarily consisted of interest expense related to borrowings under the Company's existing line of credit facility. The comparison of the nine month period ended March 31, 2001 shows little change from the prior year for the same period.

Extraordinary Item

     Effective February 28, 2001, the Company closed the sale of certain assets related to its Human Resource and Payroll product line to Now Solutions, LLC, a private company. At the same time the Company executed a distribution agreement with Now Solutions to continue to sell the product under license from Now Solutions as a complement to its enterprise systems for process manufacturing companies. The gross asset sale price is $6.1 million excluding incentives. After fees and expenses the transaction generated an extraordinary gain on the sale of approximately $2.4 million before incentives. The twofold purpose of the transaction is to strengthen the Company's balance sheet and to enable the Company to focus on its core competencies in the process manufacturing sector. Sales, services and maintenance revenues related to this product line for the eight months ended February 28, 2001 were approximately $4,806,000. The product lines total revenues for years ended June 30, 2000 and 1999 were $8,052,000 and $8,882,000, respectively. The net book value of the intellectual property transferred in this sale was $3,936,000, $4,134,000, and $3,749,000 at February 28, 2001, June 30, 2000 and June 30, 1999, respectively.

Income Tax  Expense

     The income tax benefit of $183,000 recorded in the first quarter of fiscal 2001 has been offset by an income tax expense in the second quarter of $62,000. For the three month periods ended March 31, 2001, and March 31, 2000, the income tax expense in nominal. The net tax benefit recorded in the first quarter of fiscal 2001 relates to certain tax refunds that have been approved by associated tax jurisdictions. Income tax expense relates to withholding taxes in certain foreign jurisdictions where the Company had either no available net operating losses or had to pay treaty-based taxes.

     As at June 30, 2000 the Company had a net operating loss for North American Federal Tax purposes of $36,003,000. The extraordinary gain of $2,372,000 related to the sale of the Human Resource and Payroll product line has caused a small reduction in this net operating loss.

Liquidity and Capital Resources

     In the first nine months of fiscal 2001, net cash provided by operating activities decreased $134,000 compared to the same period of the prior year. An aggregate net decrease in non-cash charges for depreciation, amortization and provisions for bad debt of $1,005,000, an aggregate decrease in the combined

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

cash effect of prepaid and other current assets, taxes payable, accrued expenses and deferred revenues of $6,030,000 and were offset by cash provided by increased Company earnings of $967,000, the extraordinary gain of $2,372,000 from the sale of assets and decreased accounts receivable and increased accounts payable totaling $3,563,000. The decreased receivable portfolio and deferred revenue balance was a result of slowed software and services volumes and the disposal of deferred revenues relating to the sale of assets.

     In the first nine months of fiscal 2001, the Company required $2,476,000 for investing activities versus $9,686,000 over the same period of the prior year, a decrease of $7,210,000. Investment in property and equipment decreased by $177,000 over the same period of the prior year as a result of the Company's cash conservation efforts and declining headcount. Investments in capitalized computer software costs decreased by $4,133,000 due to lower development headcount, and the disposal of the Human Resource and Payroll product line during fiscal 2001 as compared to the year earlier period. In addition, the cash used for investing purposes was augmented by the proceeds of $2,632,000 received for the disposal of the net assets and liabilities relating to the sale of the Human Resource and Payroll product line. Other investment items increased by $538,000 primarily attributable to changes in the cumulative translation adjustment related to capitalized software costs in foreign subsidiaries.

     The Company financed its continuing operations for the nine months ended March 31, 2001 through cash generated from operations and the sale of certain assets. Repayments of amounts previously borrowed under the Company's line of credit resulted in a decrease in cash of $2,608,000. $622,000 was applied in ongoing capital lease payments. Proceeds from issuance of common stock pursuant to the Company's Employee Stock Purchase Program as well as issuance pursuant to interest in kind payments on convertible debt decreased by $23,000 from the prior year period.

     At March 31, 2001 the Company had $4,172,000 of cash and cash equivalents. During the third quarter, fiscal 2001, the Company's revolving credit facility with an asset-based lender was amended, reducing the credit line from a maximum of $15,000,000, to a maximum of $5,000,000, with a maturity date of June, 30 2001, and an interest rate equal to the Prime Rate plus 2%. Borrowings under the credit facility are collateralized by substantially all assets of the Company.

     The Company's ability to meet its cash requirements for operations will depend upon funds to be generated from operations and amounts available under its line of credit facility. The Company may be required to seek additional financing to replace its asset based credit line which expires June 30, 2001 if not extended further beyond that date. The Company is currently negotiating alternatives to raise additional funds through public and/or private financing arrangements. The Company cannot be assured that additional funding will be available on favorable terms. Furthermore, additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company's failure to raise capital when needed may harm its business and operating results. See note 1 to the consolidated financial statements, "Basis of Presentation".

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events

Change in Members of  Board Directors

     Effective April 27, 2001, Mr. Mario Rosati stepped down as a member of the Board of Directors. Mr. J. Patrick Tinley was elected Chairman of the Board, replacing Mr. Dennis Vohs, who remains on the Board.

Special Meeting of Shareholders

     A Special Meeting of Shareholders was held April 26, 2001. The purpose of the meeting was to:

     Proposal 1 - to approve an amendment to the certificate of incorporation effecting a 1-for-10 ten reverse stock split and

     Proposal 2 - to comply with the capitalization regulation of NASDAQ by authorizing the Board of Directors to make further issues of Common Stock to holders of convertible debentures.

Proposal 1, to approve the reverse stock split was carried by a majority of the Company's stock holders. Proposal 2, to authorize further share issues to debenture holders was not carried, and the proposal was denied.

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

         10.2D Loan and Security Agreement dated October 11, 1994 between Registrant and Coast (4)

         10.3 Employment Agreement, dated as of January 7, 1999, between Mr. Patrick Tinley and the Registrant (5)

         10.4 Employment Agreement, dated as of January 7, 1999, between Mr. Dennis Vohs and the Registrant (5)

         10.5 Employment Agreement, dated as of September 17, 1999, between Mr. Robert Webster and the Registrant (6)

         27.1     Financial Data Schedule

         (1)      Incorporated  by  reference  to the  exhibit  filed  with  the
                  Registrant's   Registration   Statement   on  Form  8-A  filed
                  September 4, 1998.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form 10-K/A filed April 30, 1998.

         (2) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 10-Q filed May 17, 1999.

         (3) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 10-K filed September 28, 1999.

(b)      Reports on Form 8-K

         (1) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed February 12, 1998.

         (2) Incorporated by reference to the exhibit filed with the Registrant's Current Report on form 8-K filed July 24, 1998.

         (3) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed March 16, 2001.

         (4) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K/A filed May 15, 2001.


ITEMS 1, 4 AND 5 HAVE BEEN OMITTED, AS THEY ARE NOT APPLICABLE.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      ROSS SYSTEMS, INC.


Date:  May 15, 2001                   /s/ VEROME M. JOHNSTON
                                      ---------------------------------------
                                      Verome M. Johnston
                                      Vice President, Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer and Duly Authorized Officer)