Form 10-Q/A
period 2001-03-31
ROSS SYSTEMS INC/CA
filed 2001-06-07
CIK 873594

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QA


(MARK ONE)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001,

                                       or

  [ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19092


                               ROSS SYSTEMS, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                         94-2170198
           --------                                         ----------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization                         Identification Number

                  Two Concourse Parkway,
                 Suite 800, Atlanta, Georgia                    30328
         -------------------------------------------          ----------
         (Address of principal executive offices)             (Zip code)


                                 (770) 351-9600
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [ X ]      NO [ ]

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

                               ROSS SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                          Page No.
                                                                                          --------
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements............................................................1

             Condensed Consolidated Balance Sheets - March 31, 2001 and June 30, 2000........1

             Condensed Consolidated Statements of Operations - Three months and nine months ended March 31, 2001 and 2000............................2

             Condensed Consolidated Statements of Cash Flows - Nine months ended
                        March 31, 2001 and 2000..............................................3

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                        Operations..........................................................11

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................18

PART II. OTHER INFORMATION

     Item 2. Changes in Securities..........................................................18

     Item 6. Exhibits and Reports on Form 8-K...............................................18

SIGNATURE...................................................................................21

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share related data)

                                                                                      March 31,      June 30,
                                                                                        2001           2000
ASSETS                                                                               (unaudited)     (audited)
                                                                                      --------       --------
Current assets:
        Cash and cash equivalents                                                     $  4,172       $  2,010
        Accounts receivable, less allowance
               for doubtful accounts                                                    12,106         21,927
        Prepaids and other current assets                                                2,777          1,501
                                                                                      --------       --------
                      Total current assets                                              19,055         25,438

Property and equipment, net                                                              1,744          3,009
Computer software costs, net                                                            27,821         32,637
Other assets                                                                             2,581          3,211
                                                                                      --------       --------
                      Total assets                                                    $ 51,201       $ 64,295
                                                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Current installments of debt                                                  $  5,322       $ 10,148
        Accounts payable                                                                 7,017          6,949
        Accrued expenses                                                                 4,259          5,459
        Income taxes payable                                                               356            248
        Deferred revenues                                                               11,829         17,974
                                                                                      --------       --------
                      Total current liabilities                                         28,534         40,778
                                                                                      ========       ========

Long-term debt, less current installments                                                1,163          2,627
                                                                                      --------       --------
Shareholders' equity:
               Common stock, $.001 par value; 35,000,000 shares authorized,
               25,647,734 and 23,804,191 shares issued and outstanding at                   26             24
               March 31, 2001 and June 30, 2000, respectively. Preferred stock, no par value; 5,000,000 shares authorized, 0 outstanding
               Additional paid-in capital                                               86,918         85,780
               Accumulated deficit                                                     (64,275)       (63,034)
               Accumulated comprehensive deficit                                        (1,414)        (1,880)
                                                                                      --------       --------
                      Total shareholders' equity                                        21,255         20,890
                                                                                      --------       --------
                      Total liabilities and shareholders' equity                      $ 51,201       $ 64,295
                                                                                      ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                  Three months ended             Nine months ended
                                                                       March 31,                      March 31,
                                                              --------------------------      ------------------------
                                                                       (unaudited)                   (unaudited)
                                                                   2001           2000           2001           2000
                                                                 --------       --------       --------       --------
Revenues:
        Software product licenses                                $  2,407       $  4,146       $  6,764       $ 14,929
        Consulting and other services                               3,206          7,402         12,336         27,436
        Maintenance                                                 5,881          6,929         19,144         21,217
                                                                 --------       --------       --------       --------
                  Total revenues                                   11,494         18,477         38,244         63,582
                                                                 --------       --------       --------       --------
Operating expenses:
      Costs of software product licenses                              352            759          1,160          2,692
        Costs of consulting, maintenance and other services         3,333          9,760         13,446         31,667
        Sales and marketing                                         3,038          4,858         11,544         15,498
        Product development                                         2,615          2,524          8,736          7,289
        General and administrative                                  1,117          1,914          3,869          5,780
        Provision for uncollectible accounts                          245            770          1,080          2,006
        Amortization of other assets                                  158            237            518            757
        Non-recurring costs                                            --          1,145            790          1,145
                                                                 --------       --------       --------       --------
                  Total operating expenses                         10,858         21,967         41,143         66,834
                                                                 --------       --------       --------       --------

Operating earnings (loss)                                             636         (3,490)        (2,899)        (3,252)
        Other expenses, net                                          (219)          (359)          (833)        (1,034)
      Gain on sale of product line                                  2,372             --          2,372             --
                                                                 --------       --------       --------       --------
Earnings (loss) before taxes                                        2,789         (3,849)        (1,360)        (4,286)
        Income tax expense (benefit)                                    2              4           (119)           295
Net earnings (loss)                                              $  2,787       $ (3,853)      $ (1,241)      $ (4,581)
                                                                 ========       ========       ========       ========
Net earnings (loss) per common share - basic                     $   0.11       $  (0.16)      $  (0.05)      $  (0.20)
                                                                 ========       ========       ========       ========
Net earnings (loss) per common share - diluted                   $   0.11       $  (0.16)      $  (0.05)      $  (0.20)
                                                                 ========       ========       ========       ========

Shares used in per share computation - basic                       25,648         23,416         25,648         23,250
                                                                 ========       ========       ========       ========
Shares used in per share computation - diluted                     25,648         23,416         25,648         23,250
                                                                 ========       ========       ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands) (unaudited)



                                                                                           Nine months ended
                                                                                         ----------------------
                                                                                               March 31,
                                                                                           2001           2000
                                                                                         --------       --------
Cash flows from operating activities:
        Net loss                                                                         $(1,241)      $(4,581)
        Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
                  Depreciation and amortization of property and equipment                  1,282         1,954
                  Amortization of computer software costs                                  5,810         4,977
                  Amortization of other assets                                               516           757
                  Provision for uncollectable accounts                                     1,080         2,006
                  Changes in operating assets and liabilities, net of acquisitions:
                          Accounts receivable                                              8,930         8,275
                          Prepaids and other current assets                                 (286)        1,692
                          Income taxes payable / recoverable                                 116           (43)
                          Accounts payable                                                   140        (2,768)
                          Accrued expenses                                                  (317)       (1,271)
                          Deferred revenues                                               (8,160)       (2,994)
                                                                                         --------       --------
                          Net cash provided by operating activities                        7,870         8,004
                                                                                         --------       --------
Cash flows from investing activities:
                  Purchases of property and equipment                                       (129)         (306)
                  Computer software costs capitalized                                     (5,222)       (9,355)
                  Net assets and liabilities transferred with product line sale            2,362            --
                  Other                                                                      513           (25)
                          Net cash used for investing activities                          (2,476)       (9,686)
Cash flows from financing activities:
                  Net line of credit activity                                             (2,608)       (1,594)
                  Capital lease payments                                                    (622)          567
                  Proceeds from issuance of common stock                                      29            52
                                                                                         --------      --------
                          Net cash used for financing activities                          (3,201)         (975)
                                                                                         --------      --------
Effect of exchange rate changes on cash                                                      (31)          (47)
                                                                                         --------      --------
Net decrease in cash and cash equivalents                                                  2,162        (2,704)

Cash and cash equivalents at beginning of period                                           2,010         6,294
                                                                                         --------      --------
Cash and cash equivalents at end of period                                               $ 4,172       $ 3,590
                                                                                         ========      ========
Non-cash investing and financing activities:
Conversion of convertible debentures                                                     $   584       $   848
                                                                                         ========      ========
Supplementary disclosure:
Income taxes paid                                                                             --            --
                                                                                         ========      ========
Interest paid                                                                                864         1,070
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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4) ACCOUNTS RECEIVABLE

         As of the dates shown, accounts receivable consisted of the following (in thousands):

                                                                             March 31,              June 30,
                                                                               2001                   2000
                                                                             --------               --------
               Trade accounts receivable                                     $ 14,446               $ 25,498
               Less allowance for doubtful accounts and returns                (2,340)                (3,571)
                                                                             --------               --------
                                                                             $ 12,106               $ 21,927
                                                                             ========               ========

5) PROPERTY AND EQUIPMENT

         As of the dates shown, property and equipment consisted of the following (in thousands):

                                                                             March 31,              June 30,
                                                                               2001                   2000
                                                                             --------               --------
               Computer equipment                                            $  9,093               $ 13,113
               Furniture and fixtures                                           2,009                  3,007
               Leasehold improvements                                           1,404                  1,705
                                                                               12,506                 17,825
               Less accumulated depreciation and amortization                 (10,762)               (14,816)
                                                                             --------               --------
                                                                             $  1,744               $  3,009
                                                                             ========               ========



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

         Conversion Price: The conversion price for the convertible debentures is (P + I) divided by the Conversion Date Market Price where P equals the outstanding principal amount of the convertible debenture submitted for conversion, I equals accrued but unpaid interest as of the conversion date and Conversion Date Market Price equals the lesser of the maximum conversion price (as defined below) or 101% of the average of the two lowest closing bid prices for the Company's Common Stock as reported by the Bloomberg Service for the thirty trading days immediately before the conversion date. The maximum conversion price is 115% of the average closing bid price of the Company's

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Common Stock as reported by the Bloomberg Service over the 1998 calendar year. The average closing bid price for this period was $35.718 per post-split share ($3.5718 per pre-split share), which results in a maximum conversion price of $41.0757 per post-spit share ($4.10757 per pre-split share). A portion of the convertible debentures issued in June 1998 (the "Second Closing Debentures") were redeemed by the Company. See paragraph (H) below and "Part I, Item 2 of this Quarterly Report on Form 10-Q Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the company's redemption of a portion of the second closing debentures.

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

                                                                 Three months ended             Nine months ended
                                                                       March 31,                    March 31,
                                                                -----------------------     -----------------------
                                                                  2001           2000          2001           2000
               Net earnings (loss)                              $ 2,787        $(3,853)      $(1,241)       $(4,581)
               Foreign currency translation adjustments             213           (191)          466           (402)
                                                                -------        -------       -------        -------
               Total comprehensive income (loss)                $ 3,000        $(4,044)      $  (775)       $(4,983)
                                                                =======        =======       =======        =======


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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The following is a reconciliation of the numerators of diluted earnings per share, (in thousands):

                                                                        Three months ended          Nine months ended
                                                                             March 31,                  March 31,
                                                                       ---------------------      ----------------------
                                                                         2001         2000          2001          2000
                                                                         ----         ----          ----          ----
               Net earnings (loss)                                     $ 2,787      $(3,853)      $(1,241)      $(4,581)
               Payment in kind interest on convertible debentures           13           --            --            --
                                                                       -------      -------       -------       -------
               Numerator for diluted calculation                       $ 2,800      $(3,853)      $(1,241)      $(4,581)
                                                                       =======      =======       =======       =======

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


11) NASDAQ Listing and Subsequent Event

               On October 31, 2000, the Company was informed by Nasdaq staff that the closing bid price of its common stock had fallen below the $1 minimum bid level required by Nasdaq Marketplace Rule 4450(a)(5) for a period of thirty consecutive trading days, and that the Company would be delisted if it failed to regain compliance. On March 9, 2001, the Company met with the Nasdaq listings qualifications panel (the panel) and presented a plan to effect a reverse stock split in order to cure the non-compliance regarding minimum bid price. The panel accepted this plan, and on April 26, 2001, the Company held a properly called special meeting of its shareholders and received shareholder vote approval for a one for ten (1 for 10) reverse stock split. The reverse stock split became effective on April 27, 2001, and the condition of non-compliance on minimum bid price, has been cured. The Company meets the other quantitative maintenance criteria for the National Market.

12) Gain on Sale of Product Line

               Effective February 28, 2001, the Company closed the sale of certain assets related to its Human Resource and Payroll product line to Now Solutions, LLC, a private company. At the same time the Company executed a distribution agreement with Now Solutions to continue to sell the product under license from Now Solutions as a complement to its enterprise systems for process manufacturing companies. The gross asset sale price is $6.1 million excluding incentives. After fees and expenses the transaction generated a gain on the sale of approximately $2.4 million before incentives. The twofold purpose of the transaction is to strengthen the Company's balance sheet and to enable the Company to focus on its core competencies in the process manufacturing sector. Sales, services and maintenance revenues related to this product line for the eight months ended February 28, 2001 were approximately $4,806,000. The product lines total revenues for years ended June 30, 2000 and 1999 were $8,052,000 and $8,882,000, respectively. The net book value of the intellectual property transferred in this sale was $3,936,000, $4,134,000, and $3,749,000 at February 28, 2001, June 30, 2000 and June 30, 1999, respectively.


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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

               The Company markets its products and related services primarily in North America, Europe and Asia and primarily measures its business performance based upon geographic results of operations. Selected balance sheet and income statement information pertaining to the various significant geographic areas of operation are as follows:


               As of and for the quarter ended March 31, 2001:

                                             Net Income     Depreciation      Capital
                  Gross Assets   Revenue       (Loss)     and Amortization  Expenditures
                  ------------  ---------    ----------   ----------------  ------------
Belgium             $   267      $   155      $   (16)      $     4          $     8
Netherlands           1,109          682           65            11               14
Germany                 252          237           71             0                0
Spain                 3,861        1,221          212            41               28
United Kingdom        3,579        1,630           42            32                0
North America        42,133        7,569        2,413           319               13
                    -------      -------      -------       -------          -------
Total               $51,201      $11,494      $ 2,787       $   407          $    63
                    -------      -------      -------       -------          -------
                    -------      -------      -------       -------          -------

               As of and for the quarter ended March 31, 2000:

                                              Net Income    Depreciation       Capital
                  Gross Assets    Revenue       (Loss)    and Amortization   Expenditures
                   -----------    --------    ----------  ----------------   ------------
Belgium                 359          293         (160)           43                  0
Netherlands             920          602         (120)           14                  0
France                2,948          646       (1,338)           17                 10
Germany                 478          515           61             1                  0
Spain                 4,617        1,289          (89)           43                  0
United Kingdom        3,378        1,834         (380)           46                  8
North America        57,638       13,298       (1,827)          631                 55
                    -------      -------      -------       -------            -------
Total               $70,338      $18,477      $(3,853)      $   795            $    73
                    -------      -------      -------       -------            -------
                    -------      -------      -------       -------            -------

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Other Expenses, Net

         Other expenses for the third quarter, fiscal 2001 was $219,000, as compared to $359,000 for the same period, 2000. These amounts primarily consisted of interest expense related to borrowings under the Company's existing line of credit facility. The comparison of the nine month period ended March 31, 2001 shows little change from the prior year for the same period.

Gain on Sale of Product Line

         Effective February 28, 2001, the Company closed the sale of certain assets related to its Human Resource and Payroll product line to Now Solutions, LLC, a private company. At the same time the Company executed a distribution agreement with Now Solutions to continue to sell the product under license from Now Solutions as a complement to its enterprise systems for process manufacturing companies. The gross asset sale price is $6.1 million excluding incentives. After fees and expenses the transaction generated a gain on the sale of approximately $2.4 million before incentives. The twofold purpose of the transaction is to strengthen the Company's balance sheet and to enable the Company to focus on its core competencies in the process manufacturing sector. Sales, services and maintenance revenues related to this product line for the eight months ended February 28, 2001 were approximately $4,806,000. The product lines total revenues for years ended June 30, 2000 and 1999 were $8,052,000 and $8,882,000, respectively. The net book value of the intellectual property transferred in this sale was $3,936,000, $4,134,000, and $3,749,000 at February 28, 2001, June 30, 2000 and June 30, 1999, respectively.

Income Tax Expense

         The income tax benefit of $183,000 recorded in the first quarter of fiscal 2001 has been offset by an income tax expense in the second quarter of $62,000. For the three month periods ended March 31, 2001, and March 31, 2000, the income tax expense is nominal. The net tax benefit recorded in the first quarter of fiscal 2001 relates to certain tax refunds that have been approved by associated tax jurisdictions. Income tax expense relates to withholding taxes in certain foreign jurisdictions where the Company had either no available net operating losses or had to pay treaty-based taxes.

         As at June 30, 2000 the Company had a net operating loss for North American Federal Tax purposes of $36,003,000. The gain of $2,372,000 related to the sale of the Human Resource and Payroll product line has caused a small reduction in this net operating loss.

Liquidity and Capital Resources

         In the first nine months of fiscal 2001, net cash provided by operating activities decreased $134,000 compared to the same period of the prior year. An aggregate net decrease in non-cash charges for depreciation, amortization and provisions for bad debt of $1,005,000, an aggregate decrease in the combined cash effect of prepaid and other current assets, taxes payable, accrued expenses and deferred revenues of $6,030,000 and were offset by cash provided by increased Company earnings of $967,000, the gain of $2,372,000 from the sale of assets and decreased accounts receivable and increased accounts payable totaling $3,563,000. The decreased receivable portfolio and deferred revenue balance was a result of slowed software and services volumes and the disposal of deferred revenues relating to the sale of assets.

         In the first nine months of fiscal 2001, the Company required $2,476,000 for investing activities versus $9,686,000 over the same period of the prior year, a decrease of $7,210,000. Investment in property and equipment

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

     (b)  Reports on Form 8-K


     (1) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed July 24, 1998

     (2) Incorporated by reference to the exhibit filed with the Registrant's Current Report on form 8-K filed February 12, 1998.

     (3) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed March 16, 2001.

     (4) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K/A filed May 15, 2001.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




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


                                  ROSS SYSTEMS, INC.


Date:  May 15, 2001               /s/ VEROME M. JOHNSTON
                                  -------------------------------------------
                                  Verome M. Johnston
                                  Vice President, Chief Financial Officer

                                  (Principal Financial and Accounting Officer
                                   and Duly Authorized Officer)

                               ROSS SYSTEMS, INC.
                                INDEX TO EXHIBITS

           Exhibit
             No.                 Description