Form 10-K
period 2001-06-30
ROSS SYSTEMS INC/CA
filed 2001-09-27
CIK 873594

As filed with the Securities and Exchange Commission on September 27, 2001

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                    FORM 10-K

(Mark One)

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2001

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of each exchange
Title of each class                                        on which registered
-------------------                                       ---------------------
None..............................................................None

          Securities registered pursuant to Section 12(g) of the Act:
        Common Stock, $0.001 par value; Preferred Shares Purchase Rights

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|
     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 17, 2001 as reported by the NASDAQ National Market, was approximately $9,457,427. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of August 31, 2001, the Registrant had outstanding 2,592,076 shares of Common Stock, and 500,000 Series A 7.5%, convertible preference shares.
                                                   ------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain items in Part III of this form 10-K Report are incorporated by reference to the Registrant's Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be held November 15, 2001.
================================================================================

                               ROSS SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 2001
                                TABLE OF CONTENTS

                                                                                                                   Page No.
                                                                                                                   --------
PART I
Item 1.           Business...................................................................................          1
Item 2.           Properties.................................................................................          5
Item 3.           Legal Proceedings..........................................................................          5
Item 4.           Submission of Matters to a Vote of Security Holders........................................          5
PART II
Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters......................          7
Item 6.           Selected Financial Data....................................................................          7
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations......          8
Item 7.A.         Quantitative and Qualitative Disclosures about Market Risk.................................         14
Item 8.           Financial Statements and Supplementary Data................................................         14
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......         14
PART III
Item 10.          Directors and Executive Officers of the Registrant.........................................         15
Item 11.          Executive Compensation.....................................................................         15
Item 12.          Security Ownership of Certain Beneficial Owners and Management.............................         15
Item 13.          Certain Relationships and Related Transactions.............................................         15
PART IV
Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................         16
SIGNATURES..................................................................................................          17

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

         Ross Systems Inc. (NASDAQ:ROSS) founded in 1972, supplies leading enterprise solutions software designed for process manufacturing companies. The Company offers both the award-winning iRenaissance(TM) enterprise resource planning (ERP II) software package, as well as integrated e-business solutions for food, beverage, chemicals, biotech/pharmaceutical, natural resources including paper and metals manufacturers as well as specialty manufacturers. The Ross Systems family of solutions includes a broad range of applications for advanced planning, supply-chain management (SCM), materials management, financials, manufacturing, maintenance management, transportation management and human resources/payroll. iRenaissance(TM) application modules are renowned for their deep and rich functional fit as well as their short implementation time and cost-effective return on investment.

         More than 3,000 companies around the world use Ross Systems solutions on a wide range of popular databases, including Oracle and Microsoft, as well as operating systems including NT and UNIX. Ross Systems has more than 13 offices globally, to serve its customers. Customers are primarily medium-sized companies (with annual sales of $50 million to $2 billion) upgrading internal systems to improve profitability through the availability of timely and accurate information, or to modernize their management information systems operations in order to reduce costs and provide business-to-business (B2B) linkage with suppliers and customers. The Company licenses its products to customers through a direct sales force in North America and Western Europe as well as independent distributors in 24 other markets worldwide.


Products

         The Company markets a broad range of sophisticated business application software that addresses B2B electronic commerce including procurement, collaborative planning, financial, manufacturing, distribution, supply chain management, and human resource needs of manufacturers primarily in process manufacturing type industries. In addition, the Company supports a large installed base of companies, which utilize the Company's financial products exclusively. The Company's software product license fees are based on the modules licensed, and the number of concurrent users supported by the hardware on which the modules operate.


General Business and Manufacturing Products

         The Company has developed a series of products designed for the Internet environment which allow users to access and manipulate data from their personal computers using a portal for functional personalization of the user's desktop. These products incorporate an integrated, modular, feature-rich and user-friendly operating environment. The integration of these products allows the sharing of data between application products with a common user interface while integrating frequently visited Web sites and other software tools. The Company's open systems applications function in a relational database management system ("RDBMS") environment that provides for a high degree of data availability and integrity. Additionally, because the Company's iRenaissance(TM) financial, manufacturing and distribution applications were developed with the GEMBASE fourth generation language ("4GL"), the Company believes they are easily modified and expanded. GEMBASE is a programming environment that delivers a central data dictionary, complete screen painting, editing and debugging capabilities, and links to several popular RDBMSs. GEMBASE itself is written in the C programming language to facilitate portability across multiple hardware and RDBMS platforms. Because the iRenaissance(TM) financial, manufacturing and distribution products were developed in GEMBASE, customers often find it easy to customize their own applications.

         The Company offers its comprehensive Enterprise Resource Planning ("ERP") solution with functionality specifically tailored to the unique formula and specifications-based requirements of process manufacturers, including food and beverage, consumer packaged goods, pharmaceutical and biotechnology, chemical, primary metals, and pulp and paper companies. The Company believes that this native functionality is superior to the alternative presented by many of the Company's competitors, which is to adapt systems designed primarily for the discrete manufacturing sector. The product may be deployed in a thin client mode to permit the greatest performance advantage for companies using remote communications over the internet.

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

         The Company has sold its iRenaissance(TM) Human Resource Series product line, but continues to be an active reseller of this comprehensive, human resource management system including payroll processing. The client component has a Windows and NT graphical user interface, which includes the customizable toolbar feature. The host server processing is COBOL based, to efficiently provide for the heavy batch processing requirements of payroll.

         The iRenaissance(TM) server applications run on Microsoft's Windows; Compaq Corporation's ("Compaq") Alpha, UNIX, and Open VMS operating systems; International Business Machines Corporation's ("IBM") RS/6000; Hewlett-Packard Company's ("HP") HP-UX; Sun's Solaris operating system, and Fujitsu's DS-90 UNIX. The company's products, currently support multiple database management systems, including: Oracle Systems Corporation's Oracle 8i, RDB, and Microsoft's SQL Server 7.

         The Company's Renaissance classic line of general business accounting applications is feature-rich and well-integrated. The Company has continued to enhance these applications to serve existing customers. The Company will continue to market the Renaissance classic products to its installed base of customers, as well as to accounts that want to operate exclusively in a Compaq/DEC proprietary environment. To provide a long-term growth path for Renaissance classic customers, the Company offers them the ability to easily upgrade to its new products.

Product Line Expansion

         In fiscal 2001, the Company continued to expand its product line in the collaborative business to business (B2B ) applications. With connectivity to the ERP backbone systems over the internet to customers and suppliers, these products enable customers to tightly link trading partner supply chains to achieve sustainable competitive advantage. These applications are designed to allow companies the ability to leverage the technology of the Internet in order to automate business processes and effectively manage business resources. To simplify its market identification, the Company discontinued the use of the "Resynt" brand name and has re-branded the suite of fully integrated products as iRenaissance(TM).

This includes:


         1. iRenaissance.portal - a user-configurable browser-based interface to that provides access to all Ross' applications whether they are located within the company's local network or over the Internet.

         2. iRenaissance.erp - a complete Enterprise Resource Planning and Supply Chain Management system that includes Manufacturing, Distribution and Financial modules.

         3. iRenaissance.aps - a comprehensive Advanced Planning and Scheduling system that provides Forecasting, Demand Planning, Production Planning and Finite Capacity Scheduling.

         4. iRenaissance.cms - a Customer Management System capable of managing complex commercial relationships with customers.

Third-Party Products

         The Company resells complementary software products licensed from third parties, including applications for custom reporting of information maintained by the Company's programs such as Business Objects for executive information, and FRx for financial reporting, as well as certain middle-ware products. The Company resells other privatly labeled software products licensed from third parties including Prescient Systems for demand planning, and Preactor for capacity scheduling.. Additionally, the Company has entered into agreements which enable it to resell database products and other products that are sublicensed to end users in conjunction with certain of the Company's open systems products. License revenues from the products described in this paragraph constitute approximately 18% of total software product license revenue in fiscal 2001

Services

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

         Technical Consulting involves evaluating and managing the client's needs by supplying custom Web application systems, custom interfaces, data conversions, and system conversions. These consultants participate in a wide range of activities, including requirements definition, and software design, development and implementation. These consultants also provide advanced technology services focused on networking, database administration and tuning. These services are generally offered on a time and expense reimbursement basis. The Company also provides remote systems management, remote applications management and a complete range of remote application systems hosting services to companies that prefer to outsource their information systems infrastructure. The Integris division of Bull, is the Company's partner in providing this remote hosting service.

         Education Services are offered to clients either at the Company's education facilities or at the client's location, as either standard or customized classes. These classes are priced at either fixed daily rates or on a per student basis.

         Established relationships with third party consulting partners are utilized in specific instances, to take advantage of specialized industry expertise and to support the implementation demands of the Company and its customers.

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


Marketing and Sales

         The Company sells its products and services in the US and Western Europe primarily through its direct sales force. At June 30, 2001, the Company had 43 sales and marketing employees. In other areas of the world, the Company sells its products through distributors. In support of its sales force and distributors, the Company conducts comprehensive marketing programs which include telemarketing, direct mailings, advertising, promotional material, seminars, trade shows, public relations and on-going customer communication.

         The Company is headquartered in Atlanta, Georgia, with sales, service and support centers in the major U.S. business locations of: Redwood City, (San Francisco) and Escondido (San Diego). The Company has subsidiaries in Brussels, Belgium; Ottawa, Canada; Berlin, Germany; Utrecht, the Netherlands; Barcelona, Spain; Northampton, United Kingdom as well as Hong Kong and Singapore.

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

         International revenues (from foreign operations and export sales) represented approximately 33%, 32%, and 33%, of the Company's revenues in fiscal 2001, 2000, and 1999, respectively. The Company intends to broaden its presence in international markets by entering into additional distribution agreements.

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

         The Company intends to expand its potential markets by developing new products which address the needs of additional prospective customers, including those in key international markets related to both language, currency and local accounting custom and procedure. In fiscal 1999, the Company introduced EMU (European Monetary Unit) capabilities to its product lines. In fiscal 2000, the Company introduced additional capabilities to its product lines for the Japanese market. In fiscal 2001 the Company introduced iRenaissance.portal, iRenaissance.aps, and iRenaissance.cms to its product suite. In support of its product line expansion strategy, the Company continues to acquire products or develop relationships with providers of complementary software to supplement its existing product offerings. The Company believes that the acquired software components will extend the functionality and overall value of the core product line, while third party software components will both enhance the usability and presentation of the data provided by the system and provide specialized functional extensions. The Company has agreements with Seagate Software Corporation, Inc., Preactor International Limited, Prescient Systems, Inc., FRx Software Corporation, Business Objects, Inc., and Optical Technology Group, Inc.

         In 1998, the Company acquired Bizware, Inc. ("Bizware"), a software service provider specializing in Ross implementation and upgrade conversions. In 1999, the Company acquired Hipoint Systems Corporation, a Canadian software service provider. Both acquisitions were primarily non-cash, stock transactions.


Competition

         The business applications software market is intensely competitive. The Company competes with a broad range of applications software companies. The Company's competitors include the following: general business application software providers, such as J.D. Edwards, Oracle Corporation, and SAP AG; as well as business applications software providers in specific vertical markets that offer products that compete with the Company's process manufacturing products. The principal competitive factors in the market for business application software include product reputation, product functionality, performance, quality of customer support, size of installed base, financial stability, hardware and software platforms supported, price, and timeliness of installation. The Company believes it competes effectively with respect to these factors.


Proprietary Rights and Licenses

         The Company provides its products to end users generally under nonexclusive, nontransferable licenses, which generally have perpetual terms. Under the general terms and conditions of the Company's standard license agreements, the licensed software may be used solely for internal operations on designated computers at specific sites. The Company makes source code available for certain portions of its products.

         The Company has registered "iRENAISSANCE", "RENAISSANCE", "RENAISSANCE CS", "STRATEGIC APPLICATION MODELER (SAM) and "ROSS SYSTEMS" as trademarks in the United States. The Company has applied for a provisional patent with respect to systems and associated methods for determining availability and pricing of goods based on attributes. The Company has secured registration of its copyrights in the United States for 19 of its products. The Company has service mark applications pending for, "THE BUSINESS OF E-COMMERCE". Although the Company takes steps to protect its intellectual property, misappropriation may nevertheless occur and copyright and trade secret protection may not be available in certain countries.

         Except as noted above, the Company relies on a combination of trade secret, copyright and trademark laws, and license agreements to protect its proprietary rights in its products. The Company believes its products, trademarks, copyrights and other proprietary rights do not infringe the rights of third parties. If it is determined that the Company infringes the proprietary rights of third parties, such determination may harm the Company's business and operating results.


Employees

         As of June 30, 2001, the Company employed a total of 246 full time employees, including 43 in sales and marketing, 46 in product development, 112 in professional services and client support, and 45 in finance, administration and operations. The Company's employees are not represented by a labor union, and the Company believes that its employee relations are good.

ITEM 2. PROPERTIES

         The Company's corporate headquarters, research and development, sales, marketing, consulting and support facilities are located in Atlanta, Georgia, where the Company occupies approximately 22,000 square feet. The Company also maintains a regional office in Redwood City, California, which occupies approximately 2,500 square feet, for product development, sales and consulting, and a facility for product development and sales activities in Escondido, California, which occupies 3,200 square feet.

         International offices are maintained in Belgium (Antwerp); China (Hong
Kong); England (Northampton); Germany (Berlin); Netherlands (Utrecht); and Spain (Barcelona). The Company believes its facilities are adequate for its current needs and that the Company can obtain suitable additional space as required.


ITEM 3. LEGAL PROCEEDINGS

         As of and for the fiscal year ended June 30, 2001, the Company is not a party to any pending litigation other than ordinary routine litigation that is incidental to the operations of the business and the Company is not aware of any threatened litigation. For a discussion of litigation and litigation settlements pre-fiscal 2001 and pre-fiscal 2001 accounting adjustments for such settlement amounts, See "Management's Discussion and Analysis of Financial Condition and Results of Operations Litigation Settlements and Expenses."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 26, 2001, the Company held a special meeting of its stockholders to vote to (1) approve an amendment to the Company's certificate of incorporation so as to effect a one for ten reverse stock split and (2) to authorize the issuance of up to 5,000,000 shares of common stock to certain holders of convertible debentures.

     Proposal One: Reverse Stock Split     Proposal Two:  Common Stock Issuance
     ---------------------------------     ------------------------------------

     Total votes in favor: 20,623,331         Total votes in favor: 5,574,259

     Total votes against: 1,580,963           Total votes against: 2,254,024

     Total abstentions: 91,024                Total abstentions: 161,502

     Total broker non-votes: NIL              Total broker non-votes: 14,307,512

     The split which was effected April 27, 2001 issued one new share for each ten shares retired.


Executive Officers of Ross Systems

         The following table lists the names, ages and positions held by all executive officers of the Company. There are no family relationships between any director or executive officer and any other director or executive officer of the Company. Executive officers serve at the discretion of the Board of Directors.




Name                      Age            Position
J. Patrick Tinley......   53   Chairman  and CEO, and Director
Robert B. Webster......   53   Executive Vice President and Secretary
Verome M. Johnston.....   36   Vice President and Chief Financial Officer
Eric W. Musser.........   36   Vice President Product Development & Support
Gary Nowacki...........   43   Vice President North American Sales
Al Johns...............   48   Vice President Consulting Services North America
Oscar Pierre Prats.....   45   Vice President Global Channels
Richard Thomas.........   38   Vice President Asia Pacific Sales


         Mr. Tinley was promoted to Chairman & CEO in December 2000. He served as President and Chief Operating Officer from 1995 to June 2000 and President and CEO from July through December 2000. He has been a director of the Company since 1993. Mr. Tinley joined the Company in November 1988 as Executive Vice President, Business Development and has served as Executive Vice President, Product Development and Executive Vice President, Product Development & Client Services. Prior to 1988, Mr. Tinley held management positions with Management Science of America, Inc. and Royal Crown Companies. Mr. Tinley received a Bachelors in Science from Columbus University.

         Mr. Webster, Executive Vice President and Secretary, joined the Company in June 1998 as Vice President and Chief Financial Officer and Secretary and was promoted to Executive Vice President in December 2000. Prior to joining the Company, Mr. Webster served, since February 1995, as Executive Vice President and Chief Financial Officer of Americom Holdings, Inc. and prior to that in senior financial management positions at Wang Laboratories, Inc. and Unisys Corporation. Mr. Webster is a Certified Public Accountant in the State of Georgia. Mr. Webster received both BS in Accounting and Computer Science, as well as an MBA in Information Systems degrees from the Jesuit University of New Jersey, St. Peter's College.


         Mr. Johnston, Vice President and Chief Financial Officer, joined the Company in July 1998 as Corporate Controller. He was promoted to Vice President in August 1999, and to Chief Financial Officer in December 2000. Immediately prior to joining the Company, Mr. Johnston served as Vice President and Chief Financial Officer of Market Area North America for Sunds Defibrator, where he had been employed since June of 1991. Prior to that, Mr. Johnston was employed with Deloitte & Touche. Mr. Johnston maintains a CPA certificate in Georgia and earned Bachelor of Business Administration degrees in Accounting and Finance from Valdosta State University .


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


         Mr. Nowacki was promoted to Vice President of North American Sales in January of 2001. Prior to that Mr. Nowacki served as Vice President of e-Business Strategy and Initiatives where he played the lead role in crafting the Company's e-Commerce strategy and vision. Previously, he served as Eastern Region Sales Vice President. Mr. Nowacki originally joined the Company in 1993 as an Account Executive. Mr. Nowacki has worked in the Enterprise software field since 1980, and has prior experience at Xerox, i2, and Effective Management Systems. He earned a Bachelor of Arts degree in English from Lawrence University.


         Mr. Johns has served as Vice President North America Consulting Services since December of 2000. Mr. Johns joined the Company in August 1998 as Vice President Public Services Group upon the acquisition by Ross of Mr. Johns consulting company. Prior to joining the firm in 1998 Mr. Johns, was the founder and President of Hipoint Systems a software integration company which specialized in the Ross Systems product line


         Mr. Pierre joined the Company in 1997 as Vice President, European and Latin American Operations. Prior to the acquisition, he was the majority shareholder of the Company's Spanish business partner. From April 1990 to 1995, Mr. Pierre was founder and majority shareholder of Software International S.A.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

         The following table sets forth the range of high and low sales prices for the Company's Common Stock on the NASDAQ National Market for each of the quarters of fiscal 2001 and 2000. The Company's Common Stock trades under the NASDAQ symbol ROSS. The figures have been adjusted to reflect a one for ten stock split effective at April 27, 2001.

Fiscal 2001                                                High     Low
----------                                                 ----     ----

First quarter............................................ $15.62    $6.56
Second quarter...........................................  $6.87    $1.87
Third quarter............................................  $7.81    $2.18
Fourth quarter...........................................  $4.45    $1.87

Fiscal 2000                                                High     Low
----------                                                 ----     ----

First quarter............................................ $33.10   $18.40
Second quarter........................................... $35.00   $20.00
Third quarter............................................ $38.10   $23.10
Fourth quarter........................................... $26.30   $11.90


         On April 27, 2001, the Company executed a reverse stock split, on the basis of 1 share for 10 shares. The stock prices displayed above are split adjusted.

         The Company has never declared or paid cash dividends on its Common Stock, and the Company does not plan to declare or pay dividends in the future. The Company intends to use earnings to finance the expansion of its business. In addition, the Company's line of credit agreement with its lender contains certain covenants which limit the Company's ability to pay cash dividends. As of September 20, 2001, the number of Common Stock, stockholders "in the street" and of record exceeded 7000.



ITEM 6. SELECTED FINANCIAL DATA


                           CONSOLIDATED FINANCIAL DATA
                    (In thousands, except earnings per share)

                                                                                           Years Ended June 30,
                                                                       -----------------------------------------------------------
                                                                       2001        2000          1999          1998         1997
                                                                    ---------    ---------     ---------     ---------    --------
Statements of Operations Data:
Total revenues ..................................................  $  49,498     $  80,004     $ 101,791     $  91,684    $  78,773
Operating (loss) earnings .......................................  $  (2,029)    $  (7,961)    $  (3,936)    $   4,140    $    (622)
Net (loss) earnings .............................................  $    (842)    $  (9,662)    $  (5,626)    $   2,595    $  (2,353)
Diluted net (loss) earnings per share ...........................  $   (0.33)    $    (4.1)    $    (2.5)    $     1.3    $    (1.3)
   Shares used in computing diluted net (loss) earnings per share       2,566         2,330         2,223        2,039         1,851
Balance Sheet Data:
Working capital .................................................  $  (9,640)    $ (15,340)    $  (3,745)    $   5,544    $  (8,273)
Total assets ....................................................  $  50,462     $  64,295     $  83,185     $  78,189    $  69,715
Long-term debt, less current portion ............................         --     $   2,627         3,705         8,918    $     394
Preferred stock, no par value 5,000,000 shares authorized;
 500,000 shares issued and outstanding ..........................  $   2,000            --            --            --    $   1,053
Total shareholders' equity ......................................  $  23,104     $  20,890     $  29,257     $  30,774    $  22,060


    Prior years' Results of Operations have been reclassified to conform with the fiscal 2001 presentation.

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



Results of Operations


Fiscal Years Ended June 30, 2001, 2000, and 1999

         The following table sets forth certain items reflected in the Company's consolidated statements of operations as a percentage of total revenues for the periods indicated, and a comparison of such statements is shown as a percentage increase or decrease from the prior year's results:

                                                       Percentage of Revenue
                                                             Year Ended                Percentage
                                                              June 30,             Increase (Decrease)
                                                       ------------------------    ---------------------
                                                       2001      2000       1999   2001/2000  2000/1999
                                                       ----      ----       ----   ---------  ---------
Revenues:
Software product licenses .........................      19%       24%       32%      (49%)     (41)%
Consulting and other services .....................      31        42        40       (54%)     (19)
Maintenance .......................................      50        34        28       (11%)      (2)
                                                       ----      ----      ----      ----      ----
        Total revenues ............................     100%      100%      100%      (38%)     (21)%
                                                       ----      ----      ----      ----      ----
Operating expenses:
Costs of software product licenses ................       3%        4%        4%      (55%)     (10)%
Costs of consulting, maintenance and other services      32        50        46       (61)      (15)
Software product license sales and marketing ......      30        26        31       (27)      (35)
Product development ...............................      23        13        12        15       (16)
General and administrative ........................      10         9         8       (36)      (11)
Provision for uncollectible accounts ..............       3         6         2       (67)       92
Amortization of other assets ......................       1         1         1       (31)      (21)
Non-recurring costs ...............................       2         1         0       (31)      N/A
                                                       ----      ----      ----      ----      ----
        Total operating expenses ..................     104       110       104       (40)      (17)
                                                       ----      ----      ----      ----      ----
        Operating loss ............................      (4)      (10)       (4)      (75)     (102)
Other expense, net ................................      (3)       (2)       (1)       13       (17)
Gain on sale of product line ......................       5        (0)       (0)       (0)       (0)
                                                       ----      ----      ----      ----      ----
        Loss before income taxes ..................      (2)      (12)       (5)      (91)      (83)
Income tax benefit (expense) ......................      (0)       (0)       (1)      (97)        9
                                                       ----      ----      ----      ----      ----
        Net loss ..................................      (2%)     (12)%      (6)%     (91%)     (72%)
                                                       ----      ----      ----      ----      ----


         Revenues. Revenues were affected by the sale in February 2001, of the Human Resource product line. Fiscal 2001 therefore reflects mix of full and partial years of product line activity. For comparison purposes, revenues for fiscal 2001, 2000 and 1999 have been adjusted to exclude the Human Resource product line activity. This revenue is referred to as "adjusted revenue". Comparisons of both adjusted revenue and total revenue follow below.

         Total revenues decreased 38%, to $49,498,000, in fiscal 2001 from $80,004,000 in 2000. Fiscal 2000 revenues represented a a 21% decrease from revenues of $101,791,000 in 1999. Software product license revenues decreased 49% from fiscal 2000 to 2001 and decreased 41% from fiscal 1999 to 2000. Consulting revenues decreased 54% from fiscal 2000 to 2001 and decreased 19% from fiscal 1999 to 2000. Maintenance revenues from first year and renewed maintenance agreements, both of which are recognized ratably over the maintenance period, decreased 11% from fiscal 2000 to 2001 and decreased 2% from fiscal 1999 to 2000. Maintenance agreements are renewed annually by most of the Company's maintenance customers. The Company believes this decrease is the result of the general business slowdown in software sales coupled with expiration of some maintenance contracts without renewal.

         Software product license revenues in the North American, Europe and the Asia/Pacific Rim markets decreased by 47%, 52% and 52% or $ 4,333,000, $3,713,000 and $1,264,000, respectively. The Company believes that these decreases are principally the result of an industry-wide slowdown in customer's willingness to purchase fully integrated ERP software in favor of similar but modular internet enabled enterprise systems and business to business internet applications which are specialized for their line of business. Within Europe, software product license revenues were adversely affected by the closure of the Paris office. Fiscal 2000 European software product license revenues in the U.K. and Spain increased from fiscal 1999, by 15% and 22% respectively, which offset decreases in the German, French and Benelux Markets.

         Revenues from consulting and other services (which are recognized as performed) correlate with software product license revenues (which are recognized upon delivery), so that when software product license revenues decrease, future period services revenues generally decrease as a result. In fiscal 2001, consulting and other services revenues decreased 54%, from fiscal 2000 results. Services revenues were hampered by fewer new customers, which was due to lower new license revenues. Fiscal 2000 consulting and other services revenues decreased 19%, or $7,919000, over fiscal 1999 results. In fiscal 2001 and 2000, the Company significantly lowered its use of third party consultants in cases where the margin earned was not adequate to provide an acceptable profit. In fiscal 2001, the Company experienced shrinkage in the North American, European and Asia/Pacific markets of 60%, 39% and 54%, respectively. As a result of this decreased consulting and services demand the Company reduced its consultant resources by 59% to 112 employee consultants.

         As a percentage of total revenues, the Company's international operations have remained relatively consistent at 33%, 32%, and 34% in fiscal years 2001, 2000, and 1999, respectively. In fiscal 2001, the Company experienced revenue shrinkage in North America, Europe, and the Asia/Pacific Rim of 39%, 37% and 36% respectively.

         The Company's largest Pacific Rim contract represents a distributor agreement with a Japanese Company (the "Distributor") whereby the Distributor has an exclusive license to reproduce and sell certain Ross products in the Pacific Rim. The Company recognizes revenue at the greater of the annual minimum royalty amount or a contractually defined amount determined from licenses sold by the distributor. The Company and the Distributor negotiated agreements whereby annual minimum royalties of $2.5 million, $1.9 million and $755,000 were earned during fiscal 1999, 2000 and 2001, respectively. The decrease in this source of revenue over the 3 years has been due to the continued weakness in demand in Japan, caused by the economic downturn in the region.


         Revenues have been derived from a relatively large number of customers. No single customer accounted for more than 10% of revenues during fiscal 2001, 2000 or 1999.


         Adjusted revenues, as defined above, decreased 38% to $44,882,000 in fiscal 2001 from $71,927,000 in 2000. Fiscal 2000 adjusted revenues represented a 23% decrease from revenues of $93,181,000 in fiscal 1999. Adjusted software product license revenues decreased 48% from fiscal 2000 to 2001 and decreased 41% from fiscal 1999 to 2000. Adjusted consulting revenues decreased 55% from fiscal 2000 to 2001 and decreased 21% from fiscal 1999 to 2000. Adjusted maintenance revenues from first year and renewed maintenance agreements, both of which are recognized ratably over the maintenance period, decreased 7% from fiscal 2000 to 2001, and decreased 4% from fiscal 1999 to 2000.

         Costs of software product licenses. Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the mix of third-party products being sold. Many of the Company's newer products have third party royalty obligations associated with them that had not existed previously. Costs of software product licenses for fiscal 2001 decreased by 55% to $1,595,000, and for fiscal 2000 the decrease was 10% to $3,503,000 from $3,895,000 in fiscal 1999. This decrease was due to the overall reduced software volumes largely offset by a greater amount of third-party products being bundled with the Company's product. As a percent of software revenue, third party royalties comprised 17% in fiscal 2001, compared to 18% for fiscal 2000, and 12% for fiscal 1999.

         Costs of consulting, maintenance and other services. Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. From time to time the Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services decreased 61% to $15,673,000, from $39,650,000 in fiscal 2000, which was a decrease of 15% from $46,410,000 in fiscal 1999. The decline in fiscal 2001 is composed primarily of a $4,183,000 decrease in third party service costs, and a decrease of $ 8,502,000 in employee expenses. A similar decline in costs in fiscal 2000 consists of a $3,977,000 decrease in third party services costs as well as an aggregate $2,895,000 decline in employee related expenses including salaries, benefits, supplies and other administrative expenses across the services and consulting business. These cost decreases relate directly to the 19% decrease in consulting revenues and the decrease in headcount from fiscal 1999 to fiscal 2001.

         Gross Profit Margins. The Company's gross profit margins resulting from consulting, maintenance and other services revenues for fiscal 2001, 2000, and 1999 were 60%, 35%, and 33% , respectively. The increase in gross profit margins from fiscal 2000 to fiscal 2001 is due primarily to the greater proportion of maintenance revenue. Maintenance revenues comprised 62% of services revenues in fiscal 2001, compared to 45% in fiscal 2000. The increase in gross profit margins from fiscal 1999 to 2000 was due largely to decreased spending on third party service providers that typically yield lower margins. Consulting, maintenance and other service revenues represented 81% of total revenues in fiscal 2001, 76% of total revenues in fiscal 2000 and 68% in fiscal 1999.

         Software Product License Sales and Marketing Expenses. Software product license sales and marketing expenses decreased $5,559,000 or 27% in fiscal 2001 as compared to fiscal 2000, and the decrease in fiscal 2000 was $10,857,000 or 35% over fiscal 1999. The decreases for fiscal 2001, and 2000 over fiscal 1999, are directly related to decreased headcount, and reduced spending on discretionary marketing programs. Employee related expenses decreased by $3,883,000 while travel, trade show, advertising and related expenses decreased by $1,624,000. In fiscal 2000, employee related expenses decreased by $6,544,000 while travel, trade show, advertising and related expenses decreased by $3,977,000 over fiscal 1999.

         Product Development Expenses. Product development expenditures for the past three years were as follows (in thousands):

                                                                                              Year Ended June 30,
                                                                                     --------------------------------------
                                                                                       2001           2000           1999
                                                                                     --------       --------       --------
Product development ............................................................     $ 11,496       $ 10,003       $ 11,959
        Amortization of previously capitalized software development costs ......       (7,369)        (6,875)        (8,806)
                                                                                     --------       --------       --------
        Expenses, net of amortization ..........................................        4,127          3,128          3,153
        Capitalized software development costs .................................        6,878         12,127         11,572
                                                                                     --------       --------       --------
Cash  expenditures .............................................................     $ 11,005       $ 15,255       $ 14,725
                                                                                     --------       --------       --------
Total expenditures as a percent of total revenues ..............................           22%            19%            14%
                                                                                     --------       --------       --------
Capitalized software, net of amortization, as a percentage of total expenditures           (4%)           34%            19%
                                                                                     --------       --------       --------


         Product development expenditures increased 15% from fiscal 2000 to fiscal 2001, and 4% from fiscal 1999 to fiscal 2000. This increase in expenditures is primarily due to a decrease in capitalized development costs of 43% in fiscal 2001 from $12,127,000 in fiscal 2000. As a percentage of total revenues, fiscal 2001 total expenditures increased slightly to 21% from 19% in fiscal 2000 and 14% in fiscal 1999.

         Product development expenditures during fiscal 2001 continued to focus on internet based business to business solutions which encompass the traditional backbone ERP as an element of a modular solution. Product development expenditures during fiscal 2000, and 1999 were primarily focused on new internet enabled modules and continued enhancements to the underlying technology of released products and developing new web enabled products. During fiscal 2000, 1999, software development costs capitalized included amounts attributable to the development of additional international features for the Company's iRenaissance(TM) products, developing the 5.X series of iRenaissance(TM), and development of new products aimed at end-to-end e-commerce solutions. The Company did not experience additional expenditures related to the Y2K compliance of its products after December 1999.

         General and Administrative Expenses. General and administrative expenses decreased 36% to $4,742,000 in fiscal 2001 over 2000, and decreased 11% to $7,430,000 in fiscal 2000 from $8,337,000 in fiscal 1999. The savings in costs achieved in 2001 are primarily due to the closure or consolidation of several regional offices, and a reduction in employee costs associated with a lower headcount. The net decrease from 1999 to 2000 is primarily attributable to savings achieved by an increased use of networked administrative tools, reduced network communications costs and a reduction of administrative staffs and related costs in both Europe and North America.

         Provision for Doubtful Accounts and Returns. In fiscal 2001, 2000, and 1999, the Company recorded provisions of $1,514,000, $4,645,000, and $2,421,000, respectively. These provisions represent management's best estimate of the doubtful accounts for each period. The lower provision in fiscal 2001 was made possible by tighter and better controls over accounts receivable.

         Amortization of Other Assets. Amortization of intangible assets resulted in charges of $691,000, $1,004,000, and $1,263,000, in fiscal 2001,
2000, and 1999, respectively. These charges related to acquisitions of products and companies. During fiscal 1999, the Company purchased HiPoint Systems Inc. The related intangible assets are being amortized over periods ranging from two to seven years. Increases in fiscal 1999 are directly related to the acquisition of Hipoint Systems. During fiscal 1998, the Company purchased Bizware, Inc. The related intangible assets are being amortized over periods ranging from two to seven years. Also during fiscal 1998, the Company capitalized approximately $431,000 of debt issuance costs related to the receipt of $10,000,000 of convertible debenture financing. For a description of the convertible debenture financing, see "Liquidity and Capital Resources." These costs are being amortized over five years. During fiscal 1997, the Company acquired its Spanish distributor. The related goodwill of $1,541,000 is being amortized over seven years.

         Non-Recurring costs. At the end of Q1, fiscal 2001, the Company recorded an expense of $790,000 to cover separation costs associated with 125 employees employed in sales, marketing, services, and product development in North America and Europe. Cost savings associated with this reduction in staff, and other restructuring measures were expected to be $12,000,000 on an annualized basis. During Q3 fiscal 2000 the Company recorded a $1,145,000 expense to cover the liability arising from separation costs associated with 19 employees employed in sales, marketing, services and product development in North America and Europe. At June 30, 2001, the liabilities relating to both events had been fully discharged.

         Other Income and Expense. Fiscal 2001, 2000, and 1999 other income is composed largely of interest income of $52,000, $103,000, and $196,000, respectively. Fiscal 2001 interest income decreased from fiscal 2000 and fiscal 2000 interest income decreased from 1999. Both decreases were as a result of lower invested cash balances.. Interest expense decreased in fiscal 2001 as compared to fiscal 2000, due mainly to lower utilization of the Company's revolving credit facilities. Interest expense increased from fiscal 1999 to fiscal 2000 as a result of increased borrowings under the Company's revolving credit facilities and increased capital lease activities.

         Income Taxes. The Company recorded income tax expense of $9,000 during fiscal 2001. This expense is made up of foreign withholding taxes, state franchise taxes and income tax expense totaling $244,000, and refunds of taxes paid in prior periods totaling $235,000. The Company recorded income tax expense of $349,000 during fiscal 2000. This expense relates to foreign withholding taxes expensed during the period in certain foreign jurisdictions. The Company recorded income tax expense of $321,000 during fiscal 1999. This expense relates to a refund received for a carry-back of certain net operating losses against prior period income ($414,000), foreign withholding taxes expensed during the year ($473,000), an accrual for federal alternative minimum taxes ($89,000) and accruals for other state taxes payable ($173,000).

         At June 30, 2001, 2000 and 1999, the Company had net income taxes payable of $335,000, $248,000 and $145,000 respectively. These tax liabilities primarily relate to various taxing jurisdictions in North America, principally Canada where the Company has used all of its net operating loss carryforwards. The Company anticipates recording future foreign withholding tax expenses related to the aforementioned Japanese distributorship agreement, representing 10% of future annual royalty payments from this agreement. At June 30, 2001, the Company had net operating loss carryforwards of approximately $40,379,000, $14,473,000, and $7,692,000 for federal, California and foreign tax purposes, respectively.


Liquidity and Capital Resources

         During fiscal 2001, net cash provided by operating activities increased by $3,827,000 from $10,231,000 in the prior year to $14,058,000 in the current year.. An aggregate net decrease in non-cash charges for depreciation, amortization and provisions for uncollectible accounts of $3,620,000 and an aggregate decrease in the changes in operating assets and liabilities including accounts receivable, pre-paid expenses, accounts payable and accrued expenses of $1,373,000 were offset by an improvement of Company net earnings of $8,820,000 and the one time gain of the disposition of the human resources and payroll product line of $2,372,000. The decreases in accounts payable and accrued expenses are the result of lower headcount and operating expenses compared to the prior year. The decrease in deferred revenues is related to the product line disposition, the change in market presence in France and the timing and nature of new software contracts closed during the year..


         The net cash used for investing purposes has decreased by $7,144,000 from $12,303,000 to $5,159,000. One of the main components of investing activities for the Company is the amount of net computer software costs capitalized. For FY 2001, this amount decreased by $5,243,000 due to the disposition of the product line and due to higher amortization amounts from software development projects closing and beginning to be amortized. In conjunction with the product line disposition, the Company transferred net assets and liabilities realizing $1,567,000 of net cash flow from the transaction. Together, purchases of property and equipment and other investing activities resulted in an additional $334,000 of improved cash flow versus the prior fiscal year.

         Cash flows from financing activities decreased $2,915,000 from net repayments in the prior year of $2,144,000 to net repayments in the current year of $5,059,000. In fiscal 2001, repayments under the line of credit were greater by $3,263,000. Net repayments of capital leases and long term debt consumed $1,447,000 of incremental cash compared to the previous fiscal year. The Company received $2,000,000 in a preferred stock issuance in the current year. The net proceeds of other financing activities declined a net $205,000 from the prior year.

         At June 30, 2001, the Company had $5,716,000 of cash and cash equivalents. The Company also has a revolving credit facility with an asset-based lender with a maximum credit line of $5,000,000, a maturity date of October 31, 2001, and an interest rate equaling the Prime Rate plus 2%. Subsequent to year end, the Company renegotiated the line and it now has a maturity of July 31, 2002. Borrowings under the credit facility are collateralized by substantially all assets of the Company. At June 30, 2001, the Company had $3,747,000 outstanding against the $5,000,000 revolving credit facility, and based on the eligible accounts receivable at June 30, 2001, the Company's cash and remaining borrowing capacity under the revolving credit facility total approximately $5,874,000. This represents an increase in total availability of cash of $3,263,000 from June 30, 2000. The Company expects its operations to be cash positive for the year ending June 30, 2002.

         During fiscal 2000, net cash provided by operating activities increased by $3,778,000 from $6,453,000 to $10,231,000. An aggregate net increase in non-cash charges for depreciation, amortization and provisions for uncollectible accounts of $42,000 and an aggregate decrease in the changes in operating assets and liabilities including accounts receivable, pre-paid expenses, accounts payable and accrued expenses of $7,985,000 were offset by decreased Company earnings of $4,249,000. The decreased receivables portfolio was a result of lower revenue volumes and improved days of sales outstanding. The decreases in accounts payable and accrued expenses are the result of lower headcount and operating expenses compared to the prior year. Management believes that the risk of accounts receivable uncollectability has been appropriately assessed and reflected in the consolidated financial statements.

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

         Cash flows from financing activities decreased $7,922,000 from net borrowings of $5,778,000 to net repayments of $2,144,000. In fiscal 2000, borrowings under the line of credit decreased by approximately $2,090,000 from fiscal 1999 while borrowings under the line of credit increased from fiscal 1999 over 1998 by $8,576,000. Proceeds from capital leases totaled $1,052,000 during the year. Capital lease borrowings increased as a result of the decrease in cash available from the line of credit.

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

         In December of 2000, it was determined that the investor's aggregate conversions had reached the Nasdaq exchange imposed limit of 20% of the total outstanding shares of the Company, calculated as of the date the debentures were originally issued. Pursuant to the terms of the debenture agreement, the Company requested the Nasdaq to waive the 20% dilution limit to allow the remainder of the debentures to be converted. The Nasdaq denied this request. Next, as required by the debenture agreement, the Company placed the additional dilution request to a vote of the shareholders. The shareholders denied the debenture holders' request for additional dilution. Therefore, in accordance with the debenture agreement, the remaining debentures were redeemed for cash on June 29,2001. A contractual payment of $120,000 for the conversion was paid and recorded as additional interest expense during the quarter ended June 30, 2001. Per the terms of the agreement, total payments to the debentures holders were approximately $919,000, including the contractual payment of $114,000. As of June 30, 2001 no debentures remain outstanding.


         On June 29, 2001, the Company issued convertible preferred stock to a qualified investor in a private placement transaction. This agreement is filed as exhibit 10.9 to this report on Form 10-K. In summary, the investor purchased 500,000 preferred shares at $4 per share yielding $2,000,000 for the Company. The shares can not be converted for one year but must be converted within three years from the issue date. The shares earn interest at the rate of 7.5%. In conjunction with this transaction, the Company issued warrants to the broker who assisted in securing the investor. These warrants were fairly valued at $60,000 on the date of issuance and the expense has been recorded in the statement of operations as a component of other expense (net) in the quarter ended June 30, 2001.

New accounting pronouncements


In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the Statements is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

Risk Factors

         The risks described below are not the only ones that we face. Additional risks and uncertainties not presently known to us may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by, and the trading price of our common stock could decline due to any of these risks. You should also refer to the other information included in this Annual Report on Form 10-K and the other information, our financial statements and the related notes incorporated by reference into this Annual Report on Form 10-K.

         The Company's software product license revenues can fluctuate depending upon such factors as overall trends in the United States and International economies, new product introductions by the Company, hardware vendors and other software vendors as well as customer buying patterns. Because the Company typically ships software products within a short period after orders are received, and therefore maintains a relatively small backlog, any weakening in customer demand can have an almost immediate adverse impact on revenues and operating results. Moreover, a substantial portion of the revenues for each quarter is attributable to a limited number of sales and tends to be realized in the latter part of the quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause substantial fluctuations in quarterly revenues and operating results. Finally, certain agreements signed during a quarter may not meet the Company's revenue recognition criteria resulting in deferral of such revenue to future periods. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of specific revenues can cause significant variation in operating results from quarter to quarter.

         Our business maybe adversely impacted by the worldwide economic slowdown and related uncertainties. Weak economic conditions worldwide have contributed to the current technology industry slow-down. This may impact our business resulting in reduced demand and increased price competition, which may result in higher overhead costs, as a percentage of revenues. Additionally, this uncertainty may make it difficult for our customers to forecast future business activities. This could create challenges to our ability to grow our business profitably. If the economic or market conditions further deteriorate, this could have a material adverse impact on our results of operations and cash flow.

         We may face increased competition and our financial performance and future growth depend upon sustaining a leadership position in our product functionality.. Competitive challenges faced by Ross are likely to arise from a number of factors, including: industry volatility resulting from rapid development and maturation of technologies; industry consolidation and increasing price competition in the face of worsening economic conditions. Although there are fewer competitors in our target markets than previously, our failure to compete successfully against those remaining could harm our business operating results and financial condition

         Retaining key management and employees are critical to our success. Our success depends upon retaining and recruiting highly qualified employees and management personnel. However, we may face severe challenges in attracting and retaining such employees. Although our turnover is historically low, if our ability to maintain a stable workforce is significantly handicapped ability to compete may be adversely affected.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Foreign Exchange: The Company has a worldwide presence and as such maintains offices and derives revenues from sources overseas. For fiscal 2001, international revenue as a percentage of total revenue was approximately 33%. The Company's international business is subject to typical risks of an international business, including, but not limited to: differing economic conditions, changes in political climates, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in fiscal 2001 was not material.


Interest Rates: The Company's exposure to interest rates relates primarily to the Company's cash equivalents and certain debt obligations. The Company invests in financial instruments with original maturates of three months or less. Any interest earned on these investments is recorded as interest income on the Company's statement of operations. Because of the short maturity of the Company's investments, a near-term change in interest rates would not materially affect the Company's financial position, results of operations, or cash flows. Certain of the Company's debt obligations include a variable rate of interest. A significant, near-term change in interest rates could materially affect the Company's financial position, results of operations or cash flows.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated by reference herein from Part IV Item 14(a) (1) and (2) of this Form 10-K Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no disagreements between the Company's accountants and the Company on accounting and financial disclosure.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 15, 2001 (the Proxy Statement), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of the Company, see "Executive Officers of Ross Systems" at the end of Part I of this report.




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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as a part of this Report:

      1. Consolidated Financial Statements. The following Consolidated Financial Statements of Ross Systems, Inc. are filed as part of this report:

                                                                                                          Page
                                                                                                          ----
Fiscal 2001, 2000 and  1999 Report of Arthur Andersen LLP, Independent Public Accountants..............    F-1
Consolidated Balance Sheets as of June 30, 2001 and 2000...............................................    F-2
Consolidated Statements of Operations--Years Ended June 30, 2001, 2000, and 1999.......................    F-3
Consolidated Statements of Cash Flows--Years Ended June 30, 2001, 2000, and 1999.......................    F-4
Consolidated Statements of Shareholders' Equity--Years Ended June 30, 2001, 2000, and 1999.............    F-5
Notes to Consolidated Financial Statements.............................................................    F-6

      2. Financial Statement Schedule. The following financial statement schedule of Ross Systems, Inc. for the Years Ended June 30, 2001, 2000, and 1999 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Ross Systems, Inc.


Schedule                                                                                                  Page
--------                                                                                                  ----
II     Valuation and Qualifying Accounts................................................................   S-1


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

      (b) Reports on Form 8-K.

         On May 15, 2001, the Company filed a report on form 8-K which stated under item 2 that the Company sold certain assets related to its Human Resources and Payroll product line to Now Solutions, LLC for approximately $6,100,000 excluding certain incentives not yet earned Under item 7, the Company disclosed that the product line was not treated as a separate business in the Company's accounts. Therefore, no pro-forma financial statements were presented. However, the Company did disclose that the revenues associated with the product line were approximately $4,806,000, $8,052,000 and $8,882,000 for the eight months ended February 28, 2001 and the fiscal years ended June 30, 2000 and 1999, respectively. The net book value of the intellectual property transferred in the sale transaction was approximately $3,936,000, $4,134,000 and $3,749,000 at February 28, 2001 and June 30, 2000 and 1999. These assets were pledged as collateral on the Company's asset based credit facility. Simultaneously with the closing of this transaction, the asset based lender reduced the Company's line of credit to a maximum of $5,000,000. The asset sale agreement is incorporated by reference as exhibit 2.1 to this report on form 10-K.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 20th day of September, 2001.


                                                  ROSS SYSTEMS, INC.


                                                  By:  /s/ J. Patrick Tinley
                                                       -------------------------
                                                       J. Patrick Tinley
                                                       Chairman and
                                                       Chief Executive Officer

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

        Signature                         Title                                        Date
        ---------                         -----                                        ----

/s/ J. Patrick Tinley       Chairman and Chief Executive Officer                  September 20, 2001
-----------------------     (Principal Executive Officer)
J. Patrick Tinley


/s/ Verome M. Johnston      Vice President and Chief Financial Officer            September 20, 2001
-----------------------     (Principal Financial and Accounting
Verome M. Johnston           Officer)


/s/ Dennis V. Vohs          Director                                              September 20, 2001
-----------------------
Dennis V. Vohs


/s/ William Goodhew         Director                                              September 20, 2001
-----------------------
J. William Goodhew


/s/ Frank Dickerson         Director                                              September 20, 2001
-----------------------
Frank Dickerson


/s/ Bruce J. Ryan           Director                                              September 20, 2001
-----------------------
Bruce J. Ryan


                               ROSS SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 2001
                               ROSS SYSTEMS, INC.
                                INDEX TO EXHIBITS



Exhibit No.                       Description
-----------                       -----------
   2.1 Asset Sale Agreement between Registrant and Now Solutions LLC dated March 5, 2001 (1)
   3.1    Certificate of the Registrant, as amended (2)
   3.2 Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock of the Registrant (4)
   4.3 Form of the subordinated debenture agreement due February 6, 2003 issued by the Registrant to each investor (4)
   4.4    Registration Rights Agreement between the Registrant and each
          Investor (4)
  10.1 Preferred Share Rights Agreement, dated September 4, 1999 between the Registrant and BankBoston N.A. (3)
  10.2 Extension Agreement and Amendment to Loan Documents dated March 21, 1997 between Registrant and Coast Business
          Credit, a division of Southern Pacific Thrift and Loan Association (5)
  10.3 Extension Agreement and Amendment to Loan Documents dated August 18, 1995 between Registrant and CoastFed Business
          Credit Corporation ("Coast") (5)
  10.4 First Amendment to Loan and Security Agreement dated June 30, 1995 between Registrant and Coast (5)
  10.5 Loan and Security Agreement dated October 11, 1994 between Registrant and Coast (5)
  10.6 Employment Agreement dated January 7, 1999, between Mr. Patrick Tinley and the Registrant (6)
  10.7 Employment Agreement dated January 7, 1999, between Mr. Dennis Vohs and the Registrant (6)
  10.8 Employment Agreement dated September 13, 1999, between Mr. Robert B. Webster and the Registrant (7)
  10.9 Convertible Preferred Stock Purchase Agreement dated June 29, 2001 between Registrant and Benjamin W. Griffith, III
  21.1    Listing of Subsidiaries of Registrant
  23.1    Consent of Arthur Andersen LLP
  24.1    Power of Attorney (included on signature page)
    27    Financial Data Schedule


---------------
(1) Incorporated by reference to the exhibit filed with the Registrant's current Report on Form 8-K/A filed May 15, 2001.
(2) Incorporated by reference to the exhibit filed with the Registrant's current Report on Form 8-K filed July 24, 1998.
(3) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form 8-A filed September 4, 1998.
(4) Incorporated by reference to the exhibit filed with the Registrant's current report on Form 8-K filed February 12, 1998.
(5) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form 10-K/A filed April 30, 1998.
(6) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed May 17, 1999.
(7) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-K filed September 28, 1999.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Ross Systems, Inc.:


We have audited the accompanying consolidated balance sheets of Ross Systems, Inc. (a Delaware corporation) AND SUBSIDIARIES as of June 30, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ross Systems, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements included in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP
-----------------------
ARTHUR ANDERSEN LLP





Atlanta, Georgia
August 17, 2001

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                                 June 30,
                                                                                                  ------------------------
                                                                                                    2001           2000
                                                                                                  ---------      ---------
                                                               ASSETS
Current assets:
   Cash and cash equivalents...................................................................   $   5,716      $   2,010
   Accounts receivable, less allowance for doubtful accounts and returns
      of $2,930, and $3,571 in 2001, and 2000 respectively.....................................      10,128         21,927
   Prepaid and other current assets............................................................       1,874          1,501
                                                                                                   --------       --------
      Total current assets.....................................................................      17,718         25,438
Property and equipment, net....................................................................       1,694          3,009
Computer software costs........................................................................      27,918         32,637
Other assets...................................................................................       3,132          3,211
                                                                                                   --------       --------
      Total assets.............................................................................   $  50,462      $  64,295
                                                                                                   --------        -------

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of debt................................................................   $   4,522      $  10,148
   Accounts payable............................................................................       4,920          6,949
   Accrued expenses............................................................................       4,870          5,459
   Income taxes payable........................................................................         335            248
   Deferred revenues...........................................................................      12,711         17,974
                                                                                                   --------       --------
      Total current liabilities................................................................      27,358         40,778
Long-term debt, less current installments......................................................          --          2,627
                                                                                                   --------       --------
      Total liabilities........................................................................      27,358         43,405
                                                                                                   --------       --------
Commitments and contingencies (Note 7)                                                                   --             --

Shareholders' equity:

   Preferred stock, no par value 5,000,000 shares authorized; 500,000 and 0 shares issued and
     outstanding at June 30, 2001 and 2000, respectively.......................................       2,000             --
   Common stock, $0.001 par value; 35,000,000 shares authorized; 2,565,989 and
      2,380,419 shares issued and outstanding at June 30, 2001 and  2000, respectively.........          26             24
   Additional paid-in capital..................................................................      87,032         85,780
   Accumulated deficit.........................................................................     (63,876)       (63,034)
   Accumulated other comprehensive deficit.....................................................      (2,078)        (1,880)
                                                                                                   --------       --------
      Total shareholders' equity...............................................................      23,104         20,890
                                                                                                   --------       --------
Total liabilities and shareholders' equity.....................................................   $  50,462      $  64,295
                                                                                                   --------       --------

           See accompanying Notes to Consolidated Financial Statements

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                                        Years ended June 30,
                                                                                                -----------------------------------
                                                                                                   2001         2000        1999
                                                                                                ---------    ---------    ---------
Revenues:
   Software product licenses ................................................................   $   9,607    $  18,943    $  32,207
   Consulting and other services ............................................................      15,213       33,339       41,258
   Maintenance ..............................................................................      24,678       27,722       28,326
                                                                                                ---------    ---------    ---------
      Total revenues ........................................................................      49,498       80,004      101,791
                                                                                                ---------    ---------    ---------
Operating expenses:
   Costs of software product licenses .......................................................       1,595        3,503        3,895
   Costs of consulting, maintenance and other services (exclusive of non recurring expense of
      $353 and $208 for 2001 and 2000 respectively) .........................................      15,673       39,650       46,410
   Software product license sales and marketing (exclusive of non recurring expense of $136
      and  $687 for 2001 and 2000 respectively) .............................................      15,026       20,585       31,442
   Product development net of capitalized computer software costs (exclusive of non recurring
      expense of $301 and $250 for 2001 and 2000 respectively) ..............................       4,127        3,128        3,153
   Amortization of computer software costs ..................................................       7,369        6,875        8,806
   General and administrative ...............................................................       4,742        7,430        8,337
   Provision for uncollectible accounts .....................................................       1,514        4,645        2,421
   Amortization of other assets .............................................................         691        1,004        1,263
   Non-recurring costs ......................................................................         790        1,145           --
                                                                                                ---------    ---------    ---------
      Total operating expenses ..............................................................      51,527       87,965      105,727
                                                                                                ---------    ---------    ---------
      Operating loss ........................................................................      (2,029)      (7,961)      (3,936)
 Gain on sale of product line ...............................................................       2,372           --           --
Other income (expense):
   Interest income ..........................................................................          52          103          196
   Interest expense .........................................................................      (1,228)      (1,455)      (1,352)
                                                                                                ---------    ---------    ---------
      Loss before income taxes ..............................................................        (833)      (9,313)      (5,092)
Extraordinary Item, net of tax ..............................................................          --           --         (213)
Income tax expense ..........................................................................           9          349          321
                                                                                                ---------    ---------    ---------
      Net loss ..............................................................................   $    (842)   $  (9,662)   $  (5,626)
                                                                                                ---------    ---------    ---------
Net loss per common share--basic (Note 1(e)) ................................................   $   (0.33)   $   (4.15)   $   (2.53)
                                                                                                ---------    ---------    ---------
Net loss per common share--diluted (Note 1(e)) ..............................................   $   (0.33)   $   (4.15)   $   (2.53)
                                                                                                ---------    ---------    ---------
Shares used in per share computation--basic (Note 1(e)) .....................................       2,566        2,330        2,223
                                                                                                ---------    ---------    ---------
Shares used in per share computation--diluted (Note 1(e)) ...................................       2,566        2,330        2,223
                                                                                                ---------    ---------    ---------


          See accompanying Notes to Consolidated Financial Statements

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                             Years ended June 30,
                                                                                      ----------------------------------
                                                                                        2001         2000        1999
                                                                                      --------     --------     --------
Cash flows from operating activities:
   Net loss ......................................................................    $   (842)    $ (9,662)    $ (5,413)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Non cash financing costs ...................................................          60           --           --
      Non-cash stock compensation costs ..........................................          --           50           --
      Extraordinary loss on early debt extinguishment ............................          --           --         (213)
      Depreciation and amortization of property and equipment ....................       1,592        2,272        2,526
      Amortization of computer software costs ....................................       7,369        6,875        8,806
      Amortization of other assets ...............................................         691        1,004        1,263
      Provision for uncollectible accounts .......................................       1,514        4,645        2,421
      Changes in operating assets and liabilities, net of sale of product line:
        Accounts receivable ......................................................       9,911       10,961       (5,394)
        Prepaid and other current assets .........................................        (149)       1,074         (721)
        Income taxes recoverable/payable .........................................          92          104         (256)
        Accounts payable .........................................................      (2,178)      (3,367)       3,811
        Accrued expenses .........................................................      (1,011)      (3,113)        (732)
        Deferred revenues ........................................................      (2,991)        (612)         350
        Other, net ...............................................................          --           --            5
                                                                                      --------     --------     --------
           Net cash (used in) provided by operating activities ...................      14,058       10,231        6,453
                                                                                      --------     --------     --------
Cash flows from investing activities:
   Purchases of property and equipment, net ......................................        (277)        (308)      (1,813)
   Computer software costs capitalized ...........................................      (6,878)     (12,121)     (11,572)
   Sale of product line, net of assets disposed ..................................       1,567           --           --
   Other .........................................................................         429          126          294
                                                                                      --------     --------     --------
           Net cash used in investing activities .................................      (5,159)     (12,303)     (13,091)
                                                                                      --------     --------     --------
Cash flows from financing activities:
   Net cash received on line of credit ...........................................          --           --        8,576
   Net cash paid on line of credit activity ......................................      (5,353)      (2,090)          --
   Debt and capital lease payments ...............................................      (1,723)        (276)        (432)
   Proceeds from issuance of preferred stock .....................................       2,000           --           --
   Retirement of convertible debt ................................................          --           --       (2,667)
   Proceeds from issuance of common stock ........................................          17          222          301
                                                                                      --------     --------     --------
           Net cash (used in) provided by financing activities ...................      (5,059)      (2,144)       5,778
                                                                                      --------     --------     --------
Effect of exchange rate changes on cash ..........................................        (134)         (68)         (94)
                                                                                      --------     --------     --------
Net increase (decrease) in cash and cash equivalents .............................       3,706       (4,284)        (954)
                                                                                      --------     --------     --------
Cash and cash equivalents at beginning of fiscal year ............................       2,010        6,294        7,248
                                                                                      --------     --------     --------
Cash and cash equivalents at end of fiscal year ..................................    $  5,716     $  2,010     $  6,294
                                                                                      --------     --------     --------
     Non-cash items

     Stock compensation costs ....................................................          --           50           --
     Warrants issued for services rendered .......................................          60           --           --

           See accompanying Notes to Consolidated Financial Statements

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

(Comparative numbers of shares have been restated to reflect the one for ten reverse stock split. See accompanying Notes to the Consolidated Financial Statements)

                                                                                                      Accumulated
                                    Preferred Stock      Common Stock                                    Other          Total
                                  ------------------   ---------------      Paid in    Accumulated   Comprehensive   Shareholders'
                                  Shares      Amount   Shares    Amount     Capital      Deficit        Deficit         Equity
                                  ------     -------   ------   -------     -------     ----------   -------------   ------------
Balances as of June 30, 1998.        --          --    2,111    $   21     $79,646      $(47,746)       $(1,148)       $30,773
                                   ----        ----     ----     -----      ------       -------         ------         ------
Exercise of stock options....        --          --        9        --         105                                         105
Issuance of stock for
   acquisition...............        --          --       47         1       1,546                                       1,547
Issuance of stock pursuant to
   employee stock purchase
   plan......................        --          --       12        --         322                                         322
Stock issuance costs.........        --          --       --        --         (52)                                        (52)
Effect of foreign currency
   translation...............        --          --       --        --                                     (507)          (507)
Conversion of debentures             --          --      111         1       2,694                                       2,695
Net loss.....................        --          --       --        --                    (5,626)                       (5,626)

Comprehensive loss...........

                                   ----       ------    ----     -----      ------       -------         ------         ------
Balances as of June 30, 1999.        --          --    2,290    $   23     $84,261      $(53,372)       $(1,655)       $29,257
Exercise of stock options....        --          --        1        --         --
Issuance of stock for hiring
   bonus.....................        --          --        2                    50                                          50
Conversion of debentures ....        --          --       73         1       1,247                                       1,248
Issuance of stock pursuant to
   employee stock purchase
   plan......................        --          --       14                   222                                         222
Effect of foreign currency
   translation...............                                                                              (225)          (225)
Net loss.....................                                               (9,662)                                     (9,662)

Comprehensive loss...........


                                   ----        ----    -----     -----      ------       -------         ------         ------
Balances as of June 30, 2000.        --          --    2,380       $24     $85,780     $(63,034)        $(1,880)       $20,890
                                   ----        ----    -----     -----      ------       -------         ------         ------
Conversion of debentures ....        --          --      173         2       1,175                                       1,177
Issuance of stock pursuant to
   employee stock purchase
   plan......................        --          --       13                    17                                          17
Effect of foreign currency
   translation...............                                                                              (198)          (198)

Issuance of preference shares       500       2,000                                                                     2,000
Issuance of warrants pursuant
   to cost of financing                                                         60                                          60
Net loss.....................                                                               (842)                         (842)
                                   ----       -----    -----     -----      ------       -------         ------         ------
Comprehensive loss...........

                                   ----       -----    -----     -----      ------       -------         ------         ------
Balances as of June 30, 2001.       500      $2,000    2,566       $26     $87,032     $(63,876)        $(2,078)       $23,104
                                   ====      ======    =====       ===     =======     ========         =======        =======




                                 Comprehensive
                                     Loss
                                 -------------
Balances as of June 30, 1998.

Exercise of stock options....
Issuance of stock for
   acquisition...............
Issuance of stock pursuant to
   employee stock purchase
   plan......................
Stock issuance costs.........
Effect of foreign currency
   translation...............        $  (507)
Conversion of debentures
Net loss.....................         (5,626)
                                      ------
Comprehensive loss...........        $(6,133)
                                      ======


Balances as of June 30, 1999.
Exercise of stock options....
Issuance of stock for hiring
   bonus.....................
Conversion of debentures ....
Issuance of stock pursuant to
   employee stock purchase
   plan......................
Effect of foreign currency
   translation...............        $  (225)
Net loss.....................         (9,662)
                                      ------
Comprehensive loss...........        $(9,887)
                                      ======


Balances as of June 30, 2000.

Conversion of debentures ....
Issuance of stock pursuant to
   employee stock purchase
   plan......................
Effect of foreign currency
   translation...............        $  (198)

Issuance of preference shares
Issuance of warrants pursuant
   to cost of financing
Net loss.....................          (842)
                                      ------
Comprehensive loss...........        $(1,040)
                                      ======

Balances as of June 30, 2001.



           See accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Description of Business and Summary of Significant Accounting Policies

(a) Business of the Company

         Ross Systems Inc. (NASDAQ:ROSS), (the "Company") founded in 1972, supplies leading enterprise solutions software designed for process manufacturing companies. The Company offers both the award-winning iRenaissance(TM) enterprise resource planning (ERP II) software package, as well as integrated e-business solutions for food, beverage, specialty chemical, biotech/pharmaceutical, paper and metals manufacturers. The Ross Systems family of solutions includes a broad range of applications for advanced planning, supply-chain management (SCM), materials management, financials, manufacturing, maintenance management, transportation management and human resources/payroll. In addition to the aforementioned software suites, the Company also provides professional consulting services for implementation, custom application development and education. It offers ongoing maintenance and support services via the internet and telephone help desks.

         The Company operates in one business segment and no individual customer accounts for more than 10% of total revenues. The Company does not have a concentration of credit risk in any one industry or geographic region.

(b) Basis of Presentation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

         In order to rightsize the Company and adjust to lower revenue forecasts, the Company initiated a series of actions designed to return the Company to profitability. During the first and second quarter of fiscal 2001, the Company reorganized its management team and terminated 125 employees while instituting a policy of not rehiring for attrition. The Company also exited certain real estate locations that were not utilized to capacity. As a result of these actions and during the first quarter of fiscal year 2001, the Company recorded a $790,000 expense to cover the liability arising from associated employee separation costs. The costs were accrued in accordance with EITF Issue 94-3, "Liability Recognition for Certain Employee Terminations, Benefits and Other Costs to Exit an Activity". By March 31, 2001, all of the costs had been paid. Additionally, the Company reorganized its European presence and went from a direct to an indirect sales model in France by terminating its ownership and control of the French subsidiary due to the chronic and sustained losses and negative cash flows suffered by the French subsidiary. Management has also effectively recorded what they deem to be adequate reserves related to the possible future costs for the change of presence in France by deferring the gain associated with divesting net liabilities in this liquidating transaction. (New and existing customers in France receive maintenance services from French speaking employees of the Company in Belgium or via the internet.)

         Collectively, these actions returned the Company to operating and net profitability for the second quarter of fiscal 2001 which ended December 31, 2001. The Company has remained profitable and cash flow positive in each subsequent quarter of fiscal 2001 while eliminating its long term debt, reducing its short term bank debt and reducing its trade payables.

         Effective February 28, 2001, the Company completed the sale of certain assets related to its Human Resource and Payroll product line to Now Solutions, LLC, a private company. At the same time the Company executed a distribution agreement with Now Solutions to continue to sell the product under license from Now Solutions as a complement to its enterprise systems for process manufacturing companies. The gross asset sale price is $6.1 million excluding incentives. After fees and expenses the transaction generated a gain on the sale of approximately $2.4 million before incentives. The twofold purpose of the transaction is to strengthen the Company's balance sheet and to enable the Company to focus on its core competencies in the process manufacturing sector. Sales, services and maintenance revenues related to this product line for the eight months ended February 28, 2001 were approximately $4,642,000. The product lines total revenues for years ended June 30, 2000 and 1999 were $8,076,000 and $8,610,000, respectively. The net book value of the intellectual property transferred in this sale was approximately $3,936,000, $4,134,000, and $3,749,000 at February 28, 2001, June 30, 2000 and June 30, 1999, respectively.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

         On June 29, 2001, the Company issued convertible preferred stock to a qualified investor in a private placement transaction. This agreement is filed as exhibit 10.9 to this report on Form 10-K. In summary, the investor purchased 500,000 preferred shares at $4 per share yielding $2,000,000 for the Company. The shares can not be converted for one year but must be converted within three years from the issue date. The shares earn dividends at the rate of 7.5%. In conjunction with this transaction, the Company issued warrants to the broker who assisted in securing the investor. These warrants were fairly valued at $60,000 on the date of issuance and the expense has been recorded in the statement of operations as a component of other expense (net) in the quarter ended June 30, 2001.

         The Company's asset based credit line (Note 6) was set to expire on October 31, 2001. Subsequent to year end, but before the date of this report on Form 10-K, the Company renegotiated the facility and the maturity date has been extended until July 31, 2002.


(c) Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.


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


(e) Net Earnings (Loss) Per Common and Common Equivalent Share

         Basic loss per common share are computed by dividing net earnings or net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common and common equivalent share is computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents are not considered in the calculation of net loss per share when their effect would be antidilutive.

The following is a reconciliation of the numerators of diluted loss per share.

                                                          For the year ended June 30,
                                                       ---------------------------------
                                                        2001         2000         1999
                                                       -------      -------      -------
Net loss .........................................     $  (842)     $(9,662)     $(5,626)
Payment in kind interest on convertible debentures          --           --           --
                                                       -------      -------      -------
Net loss for use in per share calculations .......     $  (842)     $(9,662)     $(5,626)
                                                       -------      -------      -------


         When the Company is profitable, the only difference between the denominator for basic and diluted net earnings per share is the effect of common stock equivalents. In years of a loss, the denominator is the same for basic and diluted loss per share.


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


(g) Revenue Recognition

         In accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", the Company recognizes revenues from licenses of computer software provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. Where the Company has future obligations, if such obligations are insignificant, related costs are accrued immediately. When the obligations are significant, the software product license revenues are deferred. Future contractual obligations can include software customization, requirements to provide additional products in the future and porting products to new platforms. Contracts which require significant software customization are accounted for on the percentage-of-completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

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


(h) Computer Software Costs

         The Company capitalizes computer software product development costs incurred in developing a product once technological feasibility has been established and until the product is available for general release to customers. Technological feasibility is established when the Company either (i) completes a detail program design that encompasses product function, feature and technical requirements and is ready for coding and confirms that the product design is complete, that the necessary skills, hardware and software technology are available to produce the product, that the completeness of the detail program design is consistent with the product design by documenting and tracing the detail program design to the product specifications, and that the detail program design has been reviewed for high-risk development issues and any related uncertainties have been resolved through coding and testing or (ii) completes a product design and working model of the software product, and the completeness of the working model and its consistency with the product design have been confirmed by testing. The Company evaluates realizability of the capitalized amounts based on expected revenues from the product over the remaining product life. Where future revenue streams are not expected to cover remaining amounts to be amortized, the Company either accelerates amortization or expenses remaining capitalized amounts. Amortization of such costs is computed as the greater of (1) the ratio of current revenues to expected revenues from the related product sales or (2) a straight-line basis over the expected economic life of the product (not to exceed five years). As of June 30, 2001 and 2000, capitalized computer software costs approximated $79,347,000 and $80,840,000 respectively, and related accumulated amortization totaled $51,429,000 and $48,203,000 respectively. Software costs related to the development of new products incurred prior to establishing technological feasibility or after general release are expensed as incurred.


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


(k) Reclassifications

         It is the Company's policy to reclassify prior year amounts to conform with current year financial statement presentation when necessary.


(l) Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.


(m) Advertising Costs

         The Company generally expenses advertising costs as incurred. Advertising costs for the fiscal years ended June 30, 2001, 2000, and 1999 were approximately $607,000, $1,517,000 and $2,360,000, respectively.


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

         The Company markets its products and related services primarily in North America, Europe and Asia and primarily measures its business performance based upon certain geographic results of operations. During fiscal 2001, the Company divested its French subsidiary and adopted an indirect sales approach in the French market. See further discussion of this matter under "Acquisitions and Divestitures" below.

         For these management purposes, the results of the Asian operations are included in the North American results since the costs associated with managing the Asian marketplace are born by the North American entities within the Group. Selected balance sheet and income statement information pertaining to the various significant geographic areas of operation are as follows:


         As of and for the year ended June 30, 2001:


                                                 Net Income     Depreciation         Capital
                    Gross Assets      Revenue      (Loss)     and Amortization     Expenditures
                    ------------      -------      -------   -----------------     ------------
Belgium ......      $   260           $ 1,113      $     1       $    22            $    --
Netherlands ..        1,174             2,511          184            43                 35
France .......           --               362         (497)           13                 --
Germany ......          149               961          102             2                 --
Spain ........        2,248             4,218          (56)          182                 38
United Kingdom        2,985             5,162       (1,014)          126                  4
North America        43,646            35,171          438         1,895                200
                    -------           -------      -------       -------            -------
Total ........      $50,462           $49,498      $  (842)      $ 2,283            $   277
                    =======           =======      =======       =======            =======


                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

         As of and for the year ended June 30, 2000:

                                             Net Income      Depreciation       Capital
                   Gross Assets   Revenue      (Loss)      and Amortization  Expenditures
                   ------------  ---------   -----------   ----------------  ------------
Belgium ......      $   416      $ 1,138      $  (620)        $    42          $    13
Netherlands ..          658        2,963          (74)             68               29
France .......        2,261        3,782       (3,107)             63                8
Germany ......          360        1,626          179               2                0
Spain ........        4,185        5,411         (582)            177               45
United Kingdom        4,809        7,968         (785)            177               58
North America        51,606       57,116       (4,673)          1,743              155
                    -------      -------      -------         -------          -------
Total ........      $64,295      $80,004      $(9,662)        $ 2,272          $   308
                    =======      =======      =======         =======          =======


         As of and for the fiscal year ended June 30, 1999:



                                             Net Income      Depreciation       Capital
                   Gross Assets   Revenue      (Loss)      and Amortization  Expenditures
                   ------------  ---------   -----------   ----------------  ------------
Belgium ......     $    720     $  1,400     $ (1,873)       $     63         $     28
Netherlands ..        1,553        4,409         (480)             76               44
France .......        4,691        6,616       (3,709)             73               47
Germany ......          281        1,533          (68)              6                0
Spain ........        5,028        6,615       (4,226)            492              727
United Kingdom        4,505        9,355       (1,098)            232              155
North America        66,407       71,863        5,828           1,584              812
                   --------     --------     --------        --------         --------
Total ........     $ 83,185     $101,791     $ (5,626)       $  2,526         $  1,813
                   ========     ========     ========        ========         ========

         The Company has no customers that represent ten percent or more of annual revenues.


(p) New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the Statements is not expected to have a material impact on the Company's consolidated financial position or results of operations.

(q) Non-recurring costs

         During the third quarter of fiscal year 2000, the Company recorded a $1,145,000 expense to cover the liability arising from separation costs associated with 19 employees employed in sales, marketing, services, and product development in North America and Europe. The costs were accrued in accordance with EITF Issue 94-3. At June 30, 2000, $589,000 of the liability remained.

         On September 12, 2000, the Company announced further restructuring efforts aimed at reducing costs and improving efficiencies. Under the restructuring, the Company reduced 125 positions across the company as well as accelerated efforts to eliminate unneeded office space, improve productivity through the use of technology and focus on increased revenues through the use of distributors. As a result of these actions, during the first quarter of fiscal year 2001, the Company recorded a $790,000 expense to cover the liability arising from associated employee separation costs. The costs were accrued in accordance with EITF Issue 94-3, "Liability Recognition for Certain Employee Terminations, Benefits and Other Costs to Exit an Activity". By March 31, 2001, all of the costs accrued in conjunction with both actions had been paid.

(2) Acquisitions and Divestitures

         In October of 2000, the Company reorganized its European presence and adopted an indirect sales model in France by terminating its ownership and control of the French subsidiary due to the chronic and sustained losses and negative cash flows suffered by the French subsidiary. Management has also effectively recorded what they deem to be adequate reserves related to the possible future costs for the change of presence in France by deferring the gain associated with divesting net liabilities in this liquidating transaction. New and existing customers in France receive maintenance services from French speaking employees of the Company in Belgium or via the internet.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

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


(3) Property and Equipment

         A summary of property and equipment follows:

                                                           June 30,
                                                    -----------------------
                                                        (In thousands)
                                                      2001           2000
                                                    --------       --------
Computer equipment ...........................      $  9,101       $ 13,113
Furniture and fixtures .......................         1,782          3,007
Leasehold improvements .......................         1,546          1,705
                                                    --------       --------
                                                      12,429         17,825
                                                    --------       --------
Less accumulated depreciation and amortization       (10,735)       (14,816)
                                                    --------       --------
                                                    $  1,694       $  3,009
                                                    ========       ========

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

(4) Other Assets

         A summary of other assets follows:

                                                            June 30,
                                                    -----------------------
                                                         (In thousands)
                                                      2001           2000
                                                    --------       --------
Covenants not to compete .....................      $     --       $  1,285
Goodwill .....................................         4,414          7,479
Note receivable ..............................           750             --
Other ........................................           201          2,153
                                                    --------       --------
                                                       5,365         10,917
Less accumulated amortization.................        (2,233)        (7,706)
                                                    --------       --------
                                                    $  3,132       $  3,211
                                                    ========       ========

(5) Accrued Expenses

         A summary of accrued expenses follows:

                                                         June 30,
                                                    ------------------
                                                     (In thousands)
                                                     2001        2000
                                                    ------      ------
Accrued vacation, salary and social costs           $1,201      $1,739
Sales, use, VAT and GST taxes payable ........         861         556
Interest payable .............................          32          84
Professional fees ............................          69         112
Royalties ....................................         791         647
Other ........................................       1,916       2,321
                                                    ------      ------
                                                    $4,870      $5,459
                                                    ======      ======

(6) Debt

         The Company has a revolving credit facility for up to $5,000,000 which is collateralized by substantially all assets of the Company. As of June 30, 2001, the facility had an expiration date of October 31, 2001. Subsequent to year end, the Company renewed the facility. It has a maturity date of July 31, 2002. The credit facility bears interest at the prime rate plus 2% (approximately 9.5% at June 30, 2001), and requires the Company to secure the lender's approval prior to any acquisition or merger not in the Company's regular line of business. The agreement also restricts the Company from paying any cash dividends on the Company's stock. The revolving credit facility may be withdrawn if (a) the Company fails to pay any principal or interest amount due or (b) there is a material impairment of the Company's business which would prevent loan repayment and (c) any of these events are not remedied by the Company within allowable periods. At June 30, 2001, $4,522,000 was outstanding under the Company's revolving credit facility and local European credit facilities. At June 30, 2000, approximately $8,974,000 was outstanding under the Company's then existing $15,000,000 revolving credit facility.



         Long term debt consists of convertible debentures. (See Note 8.)

         As of June 30, 2001 and 2000, the Company had outstanding capital lease obligations aggregating $265,000 and $870,000, respectively. As of June 30, the Company's future obligations under capital leases are as follows (in thousands):

                                                    2001      2000
                                                    ----      ----
Fiscal Year:
2001 .........................................      $ --      $689
2002 .........................................       299       307
                                                    ----      ----
Total future capital lease payments...........       299       996
Less amounts representing interest ...........        34       126
                                                    ----      ----
                                                    $265      $870
                                                    ----      ----
                                                    ----      ----

     (7) Commitments and Contingencies

         The Company leases facilities and certain equipment under operating leases which expire at various dates through fiscal 2016. Certain leases include renewal options and rental escalation clauses to reflect changes in price indices, real estate taxes, and maintenance costs. As of June 30, 2001, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Fiscal Year
----------
2002............................................................  $1,061
2003............................................................     334
2004............................................................     324
2005............................................................     324
Thereafter......................................................   2,365
                                                                   ------
Total future minimum lease payments.............................  $4,408
                                                                  ======

         The Company has an irrevocable letter of credit outstanding in the amount of $222,000 which was issued in conjunction with securing a capital lease during fiscal 2000. Rent expense approximated $2,267,000, $3,612,000 and $3,829,000, for fiscal 2001, 2000, and 1999, respectively.

(8) Capital Stock

(a) Mandatorily Redeemable Preferred Stock and New Private Placement

         In fiscal 1991, the Company authorized a new class of no par value preferred stock consisting of 5,000,000 shares. The Board of Directors is authorized to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the shareholders. All preferred stock was issued with a mandatory redemption factor. As of June 30, 2000, the Company had no shares of its Manditorily redeemable convertible preferred stock outstanding.

         On June 29, 2001, the Company issued mandatorily convertible preferred stock to a qualified investor in a private placement transaction. In summary, the investor purchased 500,000 preferred shares at $4 per share yielding $2,000,000 for the Company. This price represented a premium to the market for the Company's common stock at the time of issuance. The average closing share price of the Company's common stock for the 30 trading days prior to the private placement was approximately $2.22. The preferred shares can not be converted for one year but must be converted within three years from the issue date. The shares earn dividends at the rate of 7.5%. In conjunction with this transaction, the Company issued warrants to the broker who assisted in securing the investor. These warrants were fairly valued at $60,000 on the date of issuance and the expense has been recorded in the statement of operations as a component of other expense (net) in the quarter ended June 30, 2001.

(b) Other Private Equity Financing and Warrants

         During fiscal 1996, the Company completed two private placements of equity securities. On January 2, 1996, the Company received approximately $1,820,000 in cash proceeds, net of offering expenses, for the issuance of 500,000 shares of the Company's Series A, Mandatorily redeemable convertible preferred stock. In addition, on February 28, 1996, the Company received approximately $4,575,000 in cash proceeds, net of offering expenses, for the issuance of 500 shares of the Company's Series D Mandatorily redeemable convertible preferred stock.

         During fiscal 1997, the Company completed two additional private placements of equity securities with the same investor who had purchased and converted the Company's Series A Mandatorily redeemable convertible preferred stock. On July 8, 1996, the Company received approximately $3,737,000 in cash proceeds, net of offering expenses, for the issuance of 500,000 shares of the Company's Series B Mandatorily redeemable convertible preferred stock and 500,000 shares of the Company's Series C Mandatorily redeemable convertible preferred stock. Additionally, on January 6, 1997, the Company received approximately $1,983,000 in cash proceeds, net of offering expenses, for the issuance of 200 shares of the Company's Series E Mandatorily redeemable convertible preferred stock. All of the Series A, B, C, D and 93 shares of the Series E Mandatorily redeemable convertible preferred stock were converted to common stock by June 30, 1997. Therefore, as of June 30, 1997, 107 shares of the Company's Series E Redeemable Mandatorily redeemable convertible preferred stock remained outstanding. These remaining shares were converted in April 1998, and the Company issued 286,633 shares of common stock.

         In connection with the issuance of the Company's Series A Mandatorily redeemable convertible preferred stock and the subsequent issuance's of the Company's Series B and Series C Mandatorily redeemable convertible preferred stock, the Company granted a warrant to the investor to purchase 400,000 shares

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
of the Company's Common Stock at an exercise price of $5.576 per share during the period from and including July, 1, 1997 through and including December 29, 2000. Additionally, in connection with the subsequent issuance of the Company's Series E Mandatorily redeemable convertible preferred stock, the Company granted another warrant to the investor to purchase 640,000 shares of the Company's Common Stock at a maximum exercise price of $8.00 per share during the period from and including July, 1, 1997 through and including December 29, 2000.

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


(c) Convertible Debentures

         On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The investors invested $6,000,000 on February 6, 1998 and $4,000,000 on June 11, 1998 The terms of of the convertible subordinated debenture agreement are as follows:

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

         Conversion Price: The conversion price for the convertible debentures is (P+I) divided by the Conversion Date Market Price where P equals the outstanding principal amount of the convertible debenture submitted for conversion, I equals accrued but unpaid interest as of the conversion date and Conversion Date Market Price equals the lesser of the maximum conversion price (as defined below) or 101% of the average of the two lowest closing bid prices for the Company's Common Stock as reported by the Bloomberg Service for the thirty trading days immediately before the conversion date. The maximum conversion price is (i) until December 31, 1998, $7.00 subject to a downward adjustment if the Company issues shares in a private placement financing transaction at a per share price less than $7.00 and (ii) commencing January 1, 1999, 115% of the average closing bid price of the Common Stock as reported by the Bloomberg Service over the 1998 calendar year. During fiscal 2001 and fiscal 2000, through the issuance of additional common shares, the Company paid interest in kind of $31,575 and $149,000, respectively, related to these debentures. The remaining portion of the convertible debentures and accrued but unpaid interest, issued in June 1998 (the "Second Closing Debentures"), was redeemed by the Company on June29, 2001. When the Company is profitable, this payment in kind interest is added back to net earnings in the determination of diluted earnings per share. In years of loss, this amount in not added back as it would be anti-dilutive. (See Note 1.)


         In December of 2000, it was determined that the investor's aggregate conversions had reached the Nasdaq exchange imposed limit of 20% of the total outstanding shares of the Company, calculated as of the date the debentures were originally issued. Pursuant to the terms of the debenture agreement, the Company requested the Nasdaq to waive the 20% dilution limit to allow the remainder of the debentures to be converted. The Nasdaq denied this request. Next, as required by the debenture agreement, the Company placed the additional dilution request to a vote of the shareholders. The shareholders denied the debenture holders' request for additional dilution. Therefore, in accordance with the terms of the debenture agreement, the Company paid a contractually defined premium in addition to the face amount of the debentures then outstanding. The remaining debentures were redeemed for cash on June 29, 2001. Per the terms of the agreement, interest accrued to the date of payment was capitalized into the face amount of the debentures outstanding and subject to the defined cash redemption premium. The total payments to the debenture holder was $919,000 of which approximately $114,000 represented the premium paid to redeem the debentures in cash versus common stock. The Company expensed the premium paid as additional interest expense during the quarter ended June 30, 2001, which is the quarter in which the redemption took place. As of June 30, 2001 no convertible debentures remain outstanding.


(d) Reincorporation

         In June, 1998, the Company effected a change in its legal domicile from California to Delaware by creating a Delaware corporation which was the surviving entity of a merger with the California corporation. With this reincorporation, the shares of the Delaware corporation have a stated par value of $0.001 per share.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

(e) Reverse Stock Split

         On April 27, 2001, the Company executed a reverse stock split, on the basis of 1 share for 10 shares. The split was approved by the stockholders in a special meeting on April 26, 2001 to facilitate the Company's continued listing on the Nasdaq National Market.


(9) Employee Stock Plans

         At June 30, 2001, the Company had three stock-based compensation plans, which are described below. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Stock Option Plan and its Stock Purchase Plan. Had compensation cost for the Company's Stock Option and Stock Purchase Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):


                                                    Year ended June 30,
                                             ---------------------------------
                                               2001         2000       1999
                                             -------      -------    -------
  Net loss:
    As reported..........................    $  (842)    $ (9,662)  $(5,626)
    Pro forma............................     (1,302)     (10,657)   (7,087)
  Net loss per share:
    As reported basic....................    $ (0.33)    $  (0.41)  $ (0.25)
    As reported diluted..................      (0.33)       (0.41)    (0.25)
    Pro forma basic......................      (0.52)       (0.46)    (0.32)
    Pro forma diluted....................      (0.52)       (0.46)    (0.32)

         The above numbers have been restated to reflect the Company's 1 for 10 stock split on April 27, 2001. For purposes of computing the pro forma amounts above, the Black-Scholes option pricing model was used. The assumptions used in this model are disclosed for the individual plans below.


(a) Stock Option Plan

         The Company has reserved 210,000 shares of common stock for issuance under its 1988 Incentive Stock Plan (the "Plan") and 190,000 shares of common stock for issuance under its 1998 Incentive Stock Plan. Under the Plan, the Company may issue options to purchase shares of the Company's common stock to eligible employees, officers, directors, independent contractors and consultants. The term of the options issued under the Plan cannot exceed ten years from the date of grant. Options granted to date generally become exercisable over four to five years based on the grantees' continued service with the Company.

         On September 18, 1998 the Board of Directors of the Company approved an adjustment to the exercise price for certain outstanding stock options held by all current employees, which have an exercise price of $3.00 and above. In consideration for this repricing offer, officers of the Company participating in the option repricing were required to forfeit 10% of the shares subject to each option being repriced, while non-officer employees participating in the option repricing are subject to a one year limitation on the exercisability of repriced options subject to certain exceptions. The revised exercise price was established by reference to the closing price of the Company's Common Stock on September 28, 1998, which was approximately $2.59. Approximately 90 employees participated in the repricing with approximately 133,600 options being repriced. Of the stock options repriced, options to purchase approximately 83,100 shares were held by executive officers of the Company.

         A summary of the status of the Company's Plan as of June 30, 2001, 2000 and 1999 and activity for the fiscal years then ended is presented below:

                                             Number of        Weighted Average
                                               Shares           Exercise Price         Exercisable
                                             ----------       ----------------         -----------
Balance as of June 30, 1998............        188,800             $47.60                 74,900
Granted (at fair value)................        173,100             $27.90
Exercised..............................         (2,500)            $25.90
Canceled...............................       (180,800)            $46.60
                                              --------
Balance as of June 30, 1999............        178,600             $29.70                 86,000
Granted (at fair value)................         61,100             $25.80
Exercised..............................         (1,000)            $25.90
Canceled...............................        (35,100)            $28.80
                                              --------
Balance as of June 30, 2000............        203,600             $28.70                102,800
Granted (at fair value)................        165,219             $ 4.90
Canceled...............................        (77,148)            $21.80
                                              --------
Balance as of June 30, 2001............        291,671             $16.91                112,255

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

              The weighted average estimated grant date fair value of options granted during fiscal 2001, 2000, and 1999 was $4.49, $25.80, and $27.90, respectively.

              The following table summarizes information about the stock options outstanding at June 30, 2001:


                                          Options Outstanding
                           ------------------------------------------------------
                                                                                           Options Exercisable
                                                                                      ---------------------------------
                                           Weighted Average
                                               Remaining
   Range of Exercise         Shares           Contractual        Weighted Average        Shares        Weighted Average
        Prices             Outstanding           Life             Exercise Price       Exercisable      Exercise Price
 ---------------------     -----------     ----------------      ----------------      -----------     ----------------

$1.88-$1.88...........        88,883          9.5 years               $1.88                    0                0
$3.75-$11.88..........        43,345          9.3 years                7.88                    0                0
$13.75-$25.00.........        32,350          8.4 years               21.62                8,353            22.79
$25.94-$25.94.........        86,003          5.4 years               25.94               77,568            25.94
$26.56-$38.13.........        31,130          6.7 years               31.31               17,387            32.00
$38.75-$52.50.........         5,663          5.8 years               42.47                4,650            42.65
$55.00-$55.00.........           435          5.2 years               55.00                  435            55.00
$65.00-$65.00.........         2,412          5.4 years               65.00                2,412            65.00
$67.50-$67.50.........         1,440          5.0 years               67.50                1,440            67.50
$86.25-$86.25.........            10          2.3 years               86.25                   10            86.25
----------------------            --          ---------               -----              -------            -----
Totals................       291,671          7.7 years              $16.91              112,255           $28.83
                            --------          ---------               -----              -------            -----

              The following weighted average assumptions for the Company's Stock Option Plan were used to determine the pro forma amounts noted above:


                                                         Year ended June 30,
                                                       -----------------------
                                                         2001           2000
                                                         ----           ----
Expected life........................................        5              5
Expected volatility..................................    121.6%         104.7%
Risk-free interest rate..............................      5.3%           6.5%
Expected dividend yield..............................       *              *

* Not applicable


(b) Employee Stock Purchase Plan

         The Company initially reserved 80,000 shares of common stock for issuance under its 1991 Employee Stock Purchase Plan ("ESPP"). In fiscal 1999, the stockholders approved an amendment to the plan whereby the number of shares reserved for issuance was increased to 95,000. The amendment also provides that beginning in fiscal 2000 and each year thereafter, the amount reserved for issuance is increased by the lesser of 15,000 shares or 1% of total outstanding common stock.

         Under the ESPP, the Company's employees may purchase, through payroll deductions of 1% to 10% of compensation, shares of common stock at a price per share that is the lesser of 85% of its fair market value as of the beginning or end of the offering period. Under the ESPP, the Company sold 11,409 shares, 13,955 shares, and 12,186 shares to employees in fiscal 2001, 2000, and 1999 respectively. The weighted average fair value of those purchase rights granted in fiscal 2001, and 2000 was $1.12 and $1.45, respectively. As of June 30, 2001, 99,168 shares had been issued under the ESPP.

         The following weighted average assumptions for the Company's ESPP were used to determine the pro forma amounts noted above:

                                                        Year ended June 30,
                                                      ------------------------
                                                        2001           2000
                                                        ----           ----
Expected life...................................      0.5 years      0.5 years
Expected volatility.............................      165.0%         104.7%
Risk-free interest rate.........................        5.1%           6.5%
Expected dividend yield.........................         *              *

* Not applicable

                     ROSS SYSTEMS, INC. AND SUBSIDIARIES

     (c) Other Employee Plan

         In June 1992, the Company reserved 20,000 shares of common stock for issuance to certain employees as payment under compensation agreements. As of June 30, 2001, 1,000 shares had been issued under the plan.


     (10) Income Taxes

         Losses before income taxes include foreign losses before income taxes of approximately $(1,280,000), $(4,640,000), and $11,450,000, for fiscal 2001,
2000, and 1999, respectively. During fiscal 1999, the Company forgave approximately $6,702,000 in intercompany debt, but elected to treat the forgiveness as an infusion of capital at the subsidiary level.

         Income tax expense for the years ended June 30, 2001, 2000 and 1999 consists of the following (in thousands):

                                      2001         2000         1999
                                      ----         ----         ----
Current:
  Federal .....................      $(140)         $ --       $ (325)
  Foreign .....................        123           349          473
  State .......................         26            --          173
                                     -----         -----        -----
                                         9           349          321
                                     -----         -----        -----
Deferred:
  Federal .....................         --            --           --
  Foreign .....................         --            --           --
  State .......................         --            --           --
                                     -----         -----        -----
                                    $    9         $ 349      $   321
                                    ======         =====      =======


         For the years ended June 30, 2001, 2000, and 1999, the reconciliation between the amounts computed by applying the United States federal statutory tax rate of 34% to loss before income taxes and the actual tax expense follows (in thousands):


                                                                              2001             2000              1999
                                                                              ----             ----              ----
Income tax benefit at statutory rate ............................             (283)           (3,166)           (1,804)
State income tax benefit, net of federal income tax benefit .....              (37)             (422)             (159)
Change in beginning of year valuation allowance .................            3,063             1,526              (215)
Losses for which no benefit is recognized (foreign loss and rate)              435             1,630             2,190
Rate differential related to foreign income and foreign tax
   withholdings .................................................              485               349               473
Amortization of other assets and other permanent differences ....           (3,654)              432               326
Federal income tax benefit from net operating loss carryback ....               --                --              (414)

Other ...........................................................               --                --               (76)
                                                                           -------           -------           -------
                                                                           $     9           $   349           $   321
                                                                           =======           =======           =======

                     ROSS SYSTEMS, INC. AND SUBSIDIARIES

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2001 and 2000 were as follows (in thousands):

                                                    2001             2000
                                                  ---------        --------

Accruals and reserves .......................      $    654        $    997
Net operating loss carryforward (federal) ...        13,728          12,241
Net operating loss carryforward (state) .....         2,525           2,012
Net operating loss carryforward (foreign) ...         2,615           3,834
Foreign tax and research credit carryforwards         3,802           3,802
                                                   --------        --------
      Total gross deferred tax assets .......        23,324          22,886
      Less valuation allowance ..............       (12,865)         (9,802)
                                                   --------        --------
      Net deferred tax assets ...............        10,459          13,084
                                                   --------        --------
Capitalized computer software costs .........       (10,905)        (12,969)
Undistributed earnings of subsidiary ........           196
Fixed assets depreciation differences .......           446            (311)
                                                   --------        --------
      Total gross deferred liabilities ......       (10,459)        (13,084)
                                                   --------        --------
Net deferred taxes ..........................      $     --        $     --
                                                   ========        ========

         The net change in total valuation allowance for the year ended June 30, 2001, was an increase of $3,063,000. The valuation allowance has been established to recognize the uncertainty of utilizing loss and credit carryovers and certain deferred assets.

         At June 30, 2001, the Company had net operating loss carry-forwards of approximately $40,379,000, $14,473,000 and $7,692,000 for federal, California and foreign tax purposes, respectively. At June 30, 2001, the Company also had unused research and other credit carry-forwards of approximately $3,248,000 and $554,000 for federal and California tax purposes, respectively. The loss and research credit carry-forwards, if not utilized, will expire between fiscal 2001 and 2014.


(11) Extraordinary Item

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


(12) Subsequent Events


         As of June 30, 2001, the Company's asset based line of credit was due to expire on October 31, 2001. On September 5, 2001, the Company renewed the $5,000,000 maximum facility with a new maturity date of July 31, 2002. Additional fees required by the lender in conjunction with this transaction are $75,000. These fees will be expensed ratably over the term of the new loan facility.


         During August, 2001, the company established a subsidiary in New Zealand as a base for the Company's offshore development activities. The subsidiary is named Ross Systems Auckland, Limited.


(13) Supplemental Cash Flow Information

         Supplemental cash flow information for the years ended June 30, 2001, 2000, and 1999 follows (in thousands):

                                                                                 2001        2000         1999
                                                                                ------      ------       ------
Cash payments:
  Interest ...............................................................      $1,228      $1,327       $1,289
  Income taxes ...........................................................      $   75      $  245       $  686
Non-cash investing and financing activities:
  Acquisition of equipment under capital lease obligations ...............          --          --           --
  Conversion of convertible debentures into stock (non-cash transaction) .      $1,177      $1,248       $2,795
  Issuance of stock in settlement of litigation ..........................          --          --           --
  Issuance of stock for product/business acquisitions ....................          --                   $2,067

                     ROSS SYSTEMS, INC. AND SUBSIDIARIES

(14) Selected Unaudited Quarterly Information (In thousands, except per share data)


                                                      June 30       March 31     Dec. 31       Sept. 30
                                                       2001          2001          2000          2000
                                                       ----          ----          ----          ----
Fiscal year 2001

Total net revenues                                  $ 11,254      $ 11,494      $ 12,598      $ 14,152
Cost of sales                                            433           352           325           483
Income (Loss) before extraordinary items                 399          2787           167        (4,195)
Net income                                               399          2787           167        (4,195)
Non-recurring costs                                       --            --            --           790
Earnings per share before extraordinary items           0.15          1.09          0.07         (1.74)
Earnings per share                                      0.15          1.09          0.07         (1.74)
Number of shares used in per share computation         2,662         2,566         2,569         2,412




                                                      June 30       March 31     Dec. 31       Sept. 30
                                                       2001          2001          2000          2000
                                                       ----          ----          ----          ----
Fiscal year 2000

Total net revenues                                  $ 16,421       $ 18,477       $ 21,842       $ 23,263
Cost of sales                                            811            759            781          1,001
Income (Loss) before extraordinary items              (5,080)        (3,853)        (1,073)           346
Net income                                            (5,080)        (3,853)        (1,073)           346
Non-recurring costs                                       --          1,145             --             --
Earnings per share before extraordinary items          (2.16)         (1.65)         (0.46)          0.15
Earnings per share                                     (2.16)         (1.65)         (0.46)          0.15
Number of shares used in per share computation         2,348          2,342          2,334          2,353


                    ROSS SYSTEMS, INC. AND SUBSIDIARIES

                                                                     SCHEDULE II


                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                       Additions
                                                                -----------------------
                                                Balance at      Charged to     Charged
                                                Beginning       costs and      to other                       Balance at
Description                                     of period       expenses       accounts    Deductions(1)     End of period
-----------                                     ---------       ---------      --------    ------------      -------------
Year ended June 30, 2001 allowance for
   doubtful accounts and returns..........        $3,571          $1,514           $--        $2,155             $2,930
                                                  ------          ------           ---        ------             ------
Year ended June 30, 2000 allowance for
   doubtful accounts and returns..........        $2,884          $4,645           $--        $3,958             $3,571
                                                  ------          ------           ---        ------             ------
Year ended June 30, 1999 allowance for
   doubtful accounts and returns..........        $1,974          $2,421           $--        $1,511             $2,884
                                                  ------          ------           ---        ------             ------

--------------
     (1) Represents net charge-off of specific receivables.