Form 10-Q
period 2001-09-30
ROSS SYSTEMS INC/CA
filed 2001-11-14
CIK 873594

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q


(MARK ONE)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001,

                                       or

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                         Commission File Number 0-19092

                               ROSS SYSTEMS, INC.
                          ----------------------------
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

                                 (770) 351-9600
                               ------------------
              (Registrant's telephone number, including area code)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [ X ]     NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                        Outstanding
               Class                                 November 7 , 2001
               -----                                 -----------------
  Common stock, $0.001 par value                         2,592,076

                               ROSS SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                                    Page No.
PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements....................................................................................1

               Condensed Consolidated Balance Sheets - September 30, 2001 and June 30, 2001............................1

               Condensed Consolidated Statements of Operations - Three months ended September 30, 2001 and 2000........2

               Condensed Consolidated Statements of Cash Flows - Three months ended September 30, 2001 and 2000........3

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................11

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................17

PART II. OTHER INFORMATION

      Item 2.  Changes in Securities..................................................................................18

      Item 6.  Exhibits and Reports on Form 8-K.......................................................................18

SIGNATURE.............................................................................................................20

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share related data)

                                                                               September 30,    June 30,
                                                                                    2001         2001
                                                                                (unaudited)    (audited)
ASSETS
Current assets:
        Cash and cash equivalents                                                $  2,770       $  5,716
        Accounts receivable, less allowance
               for doubtful accounts                                               10,443         10,128
        Prepaids and other current assets                                           1,821          1,874
                                                                                 --------       --------
                      Total current assets                                         15,034         17,718

Property and equipment, net                                                         1,519          1,694
Computer software costs, net                                                       27,165         27,918
Other assets                                                                        3,105          3,132
                                                                                 --------       --------
                      Total assets                                               $ 46,823       $ 50,462
                                                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Current installments of debt                                             $  4,203       $  4,522
        Accounts payable                                                            3,279          4,920
        Accrued expenses                                                            4,286          4,870
        Income taxes payable                                                          367            335
        Deferred revenues                                                          11,003         12,711
                                                                                 --------       --------
                      Total current liabilities                                    23,138         27,358
                                                                                 --------       --------

Shareholders' equity:
               Common stock, $.001 par value; 35,000,000 shares authorized,
               2,592,076 and 2,565,989 shares issued and outstanding at                26             26
               September 30, 2001 and June 30, 2001, respectively
               Preferred Stock, no par value; 5,000,000 authorized, 500,000
               outstanding                                                          2,000          2,000
               Additional paid-in capital                                          87,074         87,032
               Accumulated deficit                                                (63,462)       (63,876)
               Accumulated comprehensive deficit                                   (1,953)        (2,078)
                                                                                 --------       --------
                      Total shareholders' equity                                   23,685         23,104
                                                                                 --------       --------
                      Total liabilities and shareholders' equity                 $ 46,823       $ 50,462
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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                              Three months ended
                                                                                 September 30,
                                                                            -----------------------
                                                                                  (unaudited)
                                                                              2001           2000
Revenues:
        Software product licenses                                           $  3,180       $  2,417
        Consulting and other services                                          2,763          4,967
        Maintenance                                                            5,222          6,768
                                                                            --------       --------
                  Total revenues                                              11,165         14,152
                                                                            --------       --------
Operating expenses:
      Costs of software product licenses                                         396            483
        Costs of consulting, maintenance and other services                    2,057          6,518
        Software product license sales and marketing                           3,437          5,043
        Product development net of capitalized computer software costs         1,048          1,294
        Amortization of computer software costs                                1,709          1,751
        General and administrative                                             1,469          1,537
        Provision for uncollectible accounts                                     285            552
        Amortization of other assets                                              --            225
        Non-recurring costs                                                       --            790
                                                                            --------       --------
                  Total operating expenses                                    10,401         18,193
                                                                            --------       --------
Operating earnings (loss)                                                        764         (4,041)
        Other expenses, net                                                     (162)          (337)
                                                                            --------       --------
Earnings (loss) before taxes                                                     602         (4,378)
        Income tax expense (benefit)                                             188           (183)
Net earnings (loss)                                                         $    414       $ (4,195)
Net earnings (loss) per common share - basic                                $   0.16       $  (1.74)
Net earnings (loss) per common share - diluted                              $   0.16       $  (1.74)

Shares used in per share computation - basic                                   2,585          2,412
Shares used in per share computation - diluted                                 2,626          2,412


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands) (unaudited)

                                                                                          Three months ended
                                                                                         ---------------------
                                                                                              September 30,
                                                                                           2001          2000
                                                                                         -------       -------
Cash flows from operating activities:
        Net earnings (loss)                                                              $   414       $(4,195)
        Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
                  Loss on disposal of property and equipment                                 (34)           --
                  Depreciation and amortization of property and equipment                    272           416
                  Amortization of computer software costs                                  1,709         1,751
                  Amortization of other assets                                                --           225
                  Provision for uncollectable accounts                                       285           552
                  Changes in operating assets and liabilities, net of acquisitions:
                          Accounts receivable                                               (598)        6,293
                          Prepaids and other current assets                                   53          (374)
                          Income taxes payable / recoverable                                  32           (47)
                          Accounts payable                                                (1,635)          805
                          Accrued expenses                                                  (582)         (920)
                          Deferred revenues                                               (1,702)       (3,083)
                                                                                         -------       -------
                          Net cash (used in) provided by operating activities             (1,786)        1,423
                                                                                         -------       -------
Cash flows from investing activities:
                  Purchases of property and equipment                                        (63)          (48)
                  Computer software costs capitalized                                       (974)       (2,223)
                  Other                                                                       45          (116)
                                                                                         -------       -------
                          Net cash used for investing activities                            (992)       (2,387)
                                                                                         -------       -------
Cash flows from financing activities:
                  Net line of credit activity                                               (319)          363
                  Capital lease payments                                                      --          (437)
                  Proceeds from issuance of common stock                                      42            --
                                                                                         -------       -------
                          Net cash used for financing activities                            (277)          (74)
                                                                                         -------       -------
Effect of exchange rate changes on cash                                                      109            83
                                                                                         -------       -------

Net decrease in cash and cash equivalents                                                 (2,946)         (955)

Cash and cash equivalents at beginning of period                                           5,716         2,010
                                                                                         -------       -------
Cash and cash equivalents at end of period                                               $ 2,770       $ 1,055
                                                                                         =======       =======
Non-cash investing and financing activities:
Conversion of convertible debentures                                                     $    --       $   536
                                                                                         =======       =======
Supplementary disclosure:
Income taxes paid                                                                        $   209       $    --
                                                                                         =======       =======
Net interest paid                                                                        $   161       $   337
                                                                                         =======       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1)             BUSINESS OF THE COMPANY & BASIS OF PRESENTATION

              Ross Systems, Inc. (NASDAQ:ROSS), (the "Company") founded in 1972, supplies leading enterprise solutions software designed for process manufacturing companies. The Company offers both the award-winning iRenaissance(TM) enterprise resource planning (ERP II) software package, as well as integrated e-business solutions for food, beverage, specialty chemical, biotech/pharmaceutical, paper and metals manufacturers. The Ross Systems family of solutions includes a broad range of applications for advanced planning, supply-chain management (SCM), materials management, financials, manufacturing, maintenance management, transportation management and human resources/payroll. In addition to the aforementioned software suites, the Company also provides professional consulting services for implementation, custom application development and education. It offers ongoing maintenance and support services via the internet and telephone help desks.

              The Company operates in one business segment and no individual customer accounts for more than 10% of total revenues. The Company does not have a concentration of credit risk in any one industry.

               The accompanying unaudited condensed consolidated financial statements of Ross Systems, Inc reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of September 30, 2001, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

               These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended June 30, 2001 which was filed with the Securities and Exchange Commission during September 2001.

It is the Company's policy to reclassify prior year amounts to conform with the current year presentation when necessary.


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

               It is the Company's policy to assess all its long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


recoverable. Impairment losses, if applicable, would be calculated as the difference between the carrying value of the asset and the sum of anticipated future undiscounted cash flows. The calculation would be performed on an individual item basis. No impairment is noted in the first quarter of fiscal 2002.

4)             ACCOUNTS RECEIVABLE

               As of the dates shown, accounts receivable consisted of the following (in thousands):

                                                                   September 30,     June 30,
                                                                       2001            2001
                                                                     --------       --------
               Trade accounts receivable                             $ 13,612       $ 13,058
               Less allowance for doubtful accounts and returns        (3,169)        (2,930)
                                                                     --------       --------
                                                                     $ 10,443       $ 10,128
                                                                     ========       ========

5)             PROPERTY AND EQUIPMENT

               As of the dates shown, property and equipment consisted of the following (in thousands):

                                                                  September 30,     June 30,
                                                                      2001           2001
                                                                   --------       --------
               Computer equipment                                  $  9,148          9,101
               Furniture and fixtures                                 1,782          1,782
               Leasehold improvements                                 1,540          1,546
                                                                   --------       --------
                                                                     12,470         12,429
               Less accumulated depreciation and amortization       (10,951)       (10,735)
                                                                   --------       --------
                                                                   $  1,519       $  1,694
                                                                   ========       ========

6)             OTHER INTANGIBLE ASSETS

               As of September 30, 2001, Goodwill consisted of the following (in thousands):

                                                                            Accumulated
                                                             Asset Value    Amortization      Net Value
                                                             -----------    ------------      ---------
Excess of purchase price over tangible asset value
of acquired software services companies
                                                              $ 4,414         $(2,233)        $ 2,181
                                                              =======         =======         =======

The Company does not consider these assets to be impaired either September 30, 2001 or at the date of filing this report on form 10-Q. Presently the Company does not anticipate any future impairment of these assets. In accordance with the provisions of Statement on Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", the Company does not intend to record any future amortization of these assets. (See Note 11)

Other intangible assets consisting of Capitalized Computer Software Costs, in the net amount of $27,165,000, will continue to be amortized over four years. (See Note 3.)

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



7)             SOFTWARE REVENUE RECOGNITION

               The company recognizes revenue on software transactions in accordance with Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2). The financial statements contained herein have been prepared in accordance with the requirements of SOP 97-2.

8)             COMPREHENSIVE INCOME

               The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income" as of July 1, 1998. SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income (loss) for the three month periods ended September 30, 2001 and 2000 were as follows (in thousands):

                                                                  Three months ended
                                                                     September 30,
                                                               --------------------------
                                                                  2001            2000
                                                               ---------        ---------
               Net earnings (loss)                             $     414        $  (4,195)
               Foreign currency translation adjustments              125              770
                                                               ---------        ---------
               Total comprehensive income (loss)               $     539        $  (3,425)
                                                               =========        =========


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

               The following is a reconciliation of the numerators of diluted earnings per share, (in thousands):

                                                                         Three months ended
                                                                           September 30,
                                                                       --------------------
                                                                         2001         2000
                                                                       -------      -------
               Net earnings (loss)                                     $   414      $(4,195)
               Payment in kind interest on convertible debentures           --           --
                                                                       -------      -------
               Numerator for diluted calculation                       $   414      $(4,195)
                                                                       =======      =======


In periods when the Company is profitable, the only difference between the denominator for basic and diluted net earnings per share is the effect of common stock equivalents. In periods of a loss, the denominator does not change because it would be anti-dilutive.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


10)            CAPITAL STOCK

(a) Mandatorily Redeemable Preferred Stock and New Private Placement

               In fiscal 1991, the Company authorized a new class of no par value preferred stock consisting of 5,000,000 shares. The Board of Directors is authorized to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the shareholders. As of June 30, 2000, the Company had no shares of its mandatorily redeemable convertible preferred stock outstanding.

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

(b) Convertible Debentures

               The convertible debentures referred to in this section were fully retired in the prior fiscal year, on June 29, 2001.

               On February 6, 1998, the Company closed a private placement of up to $10,000,000 of convertible subordinated debentures to certain institutional investors (the "Investors") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The investors invested $6,000,000 on February 6, 1998 and $4,000,000 on June 11, 1998 The terms of the convertible subordinated debenture agreement are as follows:

               Conversion Price: The conversion price for the convertible debentures is (P+I) divided by the Conversion Date Market Price where P equals the outstanding principal amount of the convertible debenture submitted for conversion, I equals accrued but unpaid interest as of the conversion date and Conversion Date Market Price equals the lesser of the maximum conversion price (as defined below) or 101% of the average of the two lowest closing bid prices for the Company's Common Stock as reported by the Bloomberg Service for the thirty trading days immediately before the conversion date. The maximum conversion price is (i) until December 31, 1998, $7.00 subject to a downward adjustment if the Company issues shares in a private placement financing transaction at a per share price less than $7.00 and (ii) commencing January 1, 1999, 115% of the average closing bid price of the Common Stock as reported by the Bloomberg Service over the 1998 calendar year. During fiscal 2001 and fiscal 2000, through the issuance of additional common shares, the Company paid interest in kind of $31,575 and $149,000, respectively, related to these debentures. There were no interest payments in kind during fiscal 2001 due to the 20% dilution rule mentioned below. The remaining portion of the convertible debentures and accrued but unpaid interest, issued in June 1998 (the "Second Closing Debentures"), was redeemed by the Company on June 29, 2001. When the Company is profitable, this payment in kind interest is added back to net earnings in the determination of diluted earnings per share. In years of loss, this amount in not added back as it would be anti-dilutive. (See Note 9.)

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


               In December of 2000, it was determined that the investor's aggregate conversions had reached the Nasdaq exchange imposed limit of 20% of the total outstanding shares of the Company, calculated as of the date the debentures were originally issued. Pursuant to the terms of the debenture agreement, the Company requested the Nasdaq to waive the 20% dilution limit to allow the remainder of the debentures to be converted. The Nasdaq denied this request. Next, as required by the debenture agreement, the Company placed the additional dilution request to a vote of the shareholders. The shareholders denied the debenture holders' request for additional dilution. Therefore, in accordance with the terms of the debenture agreement, the Company paid a contractually defined premium in addition to the face amount of the debentures then outstanding. The remaining debentures were redeemed for cash on June 29, 2001. Per the terms of the agreement, interest accrued to the date of payment was capitalized into the face amount of the debentures outstanding and subject to the defined cash redemption premium. The total payments to the debenture holder were $919,000 of which approximately $114,000 represented the premium paid to redeem the debentures in cash versus common stock. The Company expensed the premium paid as additional interest expense during the quarter ended June 30, 2001, which is the quarter in which the redemption took place.

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


(c) Reincorporation

               In June, 1998, the Company effected a change in its legal domicile from California to Delaware by creating a Delaware corporation which was the surviving entity of a merger with the California corporation. With this reincorporation, the shares of the Delaware corporation have a stated par value of $0.001 per share.


(d) Reverse Stock Split

               On April 27, 2001, the Company executed a reverse stock split, on the basis of 1 share for 10 shares. The split was approved by the stockholders in a special meeting on April 26, 2001 to facilitate the Company continued listing on the Nasdaq National Market.



11)            NEW ACCOUNTING PRONOUNCEMENTS

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

           In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", effective for transactions after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company has adopted these standards and has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. The pro-forma effects of FAS 142 on the quarter ended September 30, 2000 are such that the Company would have recorded $225,000 less in amortization expense and would have incurred a net loss of $3,970,000 versus the net loss of $4,195,000 actually reported. The pro-forma effects of FAS 142 on Earnings Per Share for the quarter ended September 30, 2000 are such that EPS would have been reported at $1.65 loss per share versus the $1.74 loss per share actually reported.

           In June 2001 the Financial Accounting Standards Board approved Statement of Accounting Standard No. 143, "Accounting for Asset Retirement Obligations." The statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company's 2003 fiscal year and is not expected to have a material effect on the Company's financial position or results of operations.

           In August 2001 the Financial Accounting Standards Board approved Statement of Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model for the impairment or disposal of long-lived assets. The statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-lived Assets to be Disposed Of, " and supercedes accounting and reporting under APB Opinion No. 30 for the disposal of a business. The statement is effective for the Company's 2002 fiscal year and is not expected to have a material effect on the Company's financial position or results of operations.



12)            GEOGRAPHIC SEGMENT INFORMATION

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


               For these management purposes, the results of the Asian operations are included in the North American results since the costs associated with managing the Asian marketplace are born by the North American entities within the Group. Selected balance sheet and income statement information pertaining to the various significant geographic areas of operation are as follows:

               As of and for the quarter ended September 30, 2001:

                                                   Net Income     Depreciation      Capital
                    Total Assets     Revenue         (Loss)     and Amortization  Expenditures
                    ------------     -------       ----------   ----------------  ------------
Belgium               $   351        $   204        $   (41)        $     6        $     7
Netherlands             1,090            825            219               9              1
Germany                   223            118             (5)              1              2
Spain                   2,800          1,323            448              60              6
United Kingdom          2,415          1,381            110              21              1
North America          39,944          7,314           (317)          1,884             46
                      -------        -------        -------         -------        -------
Total                 $46,823        $11,165        $   414         $ 2,156        $    63
                      -------        -------        -------         -------        -------




           As of and for the quarter ended September 30, 2000:

                                                   Net Income     Depreciation      Capital
                    Total Assets     Revenue         (Loss)     and Amortization  Expenditures
                    ------------     -------       ----------   ----------------  ------------
Belgium               $   162        $   211        $  (200)        $     5        $     0
Netherlands               619            504            (75)             11              0
France                  1,787            362           (497)             14              0
Germany                   143            200             35               0              0
Spain                   3,188            634           (302)             37              6
United Kingdom          2,540          1,046           (532)             35              5
North America          48,811         11,195         (2,624)          2,065             37
                      -------        -------        -------         -------        -------
Total                 $57,250        $14,152        $(4,195)        $ 2,167        $    48
                      -------        -------        -------         -------        -------

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

Business Summary

Description of Business

               The Company markets a broad range of sophisticated business application software that addresses B2B electronic commerce including procurement, collaborative planning, financial, manufacturing, distribution, supply chain management, and human resource needs of manufacturers primarily in process manufacturing type industries. In addition, the Company supports a large installed base of companies, which utilize the Company's financial products exclusively. The Company's software product license fees are based on the modules licensed, and the number of concurrent users supported by the hardware on which the modules operate. Customers are primarily medium to large-sized companies (with annual sales of $50 million to $2 billion) upgrading internal systems to improve profitability through the availability of timely and accurate information, or to modernize their management information systems operations in order to reduce costs and provide business-to-business (B2B) linkage with suppliers and customers. The Company licenses its products to customers through a direct sales force in North America and Western Europe as well as independent distributors in 24 other markets worldwide. Since the Company's inception in 1972, the Company has licensed software products to an installed base of over 3,400 customers worldwide.

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

               In fiscal 2001, the Company continued to expand its product line in the collaborative business to business (B2B ) applications. With connectivity to the ERP backbone systems over the internet to customers and suppliers, these products enable customers to tightly link trading partner supply chains to achieve sustainable competitive advantage. These applications are designed to allow companies the ability to leverage the technology of the Internet in order to automate business processes and effectively manage business resources. To simplify its market identification, the Company discontinued the use of the "Resynt" brand name and has re-branded the suite of fully integrated products as iRenaissance(TM). The suite includes iRenaissance.portal, iRenaissance.erp, iRenaissance.aps, and iRenaissance.cms.

Results of Operations

Revenues

           Total revenues for the quarter ended September 30, 2001 decreased 21% to $11,165,000 from $14,152,000 in the same quarter of fiscal 2001. Software product license revenues increased 32%, while consulting and other services revenues decreased 44%, and maintenance revenues decreased 23% from the same quarter of the prior year.

           Software product license revenues were $3,180,000 during the quarter ended September 30, 2001, an increase of $763,000, or 32%, from the same quarter in fiscal 2001. The Company experienced a decrease over the same quarter of fiscal 2001 in the North American market of approximately $373,000, or 28%. This North American decrease is due to a fewer number of contracts recorded during the quarter than in the same quarter of the prior year. The Company experienced a net increase of $1,136,000, or 104%, in the European, Asian and Pacific Rim ("International") markets over the same quarter in fiscal 2001. The increase in International markets represents a general increase in demand for the Company's products, resulting in a return to more normal levels of contracts signed, from an extremely low period, the same quarter in the prior year. The majority of this increase was $757,000 in Spain.

           Consulting and other services revenues for the first quarter of fiscal 2002 decreased 44% to $2,763,000 from $4,967,000 in the same quarter of fiscal 2001. Revenues from consulting and other services (which are typically recognized as performed) are generally correlated with software product license revenues (which are typically recognized upon delivery), therefore, service revenues fluctuate based upon related fluctuations in software product revenue. For the quarter ended September 30, 2001, North American services revenues decreased by $2,323,000, or 63%, over the same quarter in the prior year. International services revenues increased $118,000, or 9% over the same quarter in the prior year. The decrease in North American services revenues is attributable to the absence of revenues relating the Human Resource and Payroll product line due to the sale of the product line in February 2001, and a general decline in services activity due to lower license revenues. The increases in consulting and other service revenues Internationally is attributable to the improved levels of software product licensing activity, during the previous quarters.

           Maintenance revenues for the first quarter decreased by $1,546,000, or 23% in the first quarter of fiscal 2002 versus the same quarter in the prior year. This is attributable mainly to a decrease of $1,280,000 or 24% in North America due to the absence of revenues relating the Human Resource and Payroll product line, which was sold in February 2001. The decrease of $266,000 or 18% in International maintenance revenues is attributable mainly to non-renewals by customers with older installations. Maintenance contracts sold by third party distributors are included by the Company in software product license revenues because the Company has no support obligations to any of the distributors' customers.

           International revenues as a percentage of total revenues for the first quarter of fiscal 2002 increased to 44% in fiscal 2002 from 27% for the same quarter in fiscal 2001. International revenues increased $988,000 or 25% over the same quarter in the prior year. The aggregate net first quarter increase in International revenues over the same quarter of fiscal 2001 is 104% for software licenses, 9% for consulting services and negative (18%) for maintenance revenue.

           North American revenues comprised 56% of the first quarter 2002 total revenues down from 73% in the same quarter of the prior year. North American revenues decreased 39% over the same quarter of the previous fiscal year. The aggregate decrease of $3,975,000 is comprised of a 28% decrease in software licenses, a

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


decrease of 63% for consulting services and a 24% decrease in maintenance revenues. Revenue decreases are due to a reduction in the number of software agreements entered into during the current and previous periods and the lack of services and maintenance revenues relating to the Human Resource and Payroll product line which was sold in February 2001.

Operating Expenses

           Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the number of third party products being sold by the Company. Major third party products sold by the Company include Oracle databases and other optional software including implementation, reporting, and productivity tools. Costs of software product licenses for the first quarter of fiscal 2002 decreased by 18% to $396,000 from 483,000 in the first quarter of fiscal 2001. As a percentage of software product license revenue, the costs of software product licenses decreased to 12% in the first quarter of fiscal 2002 compared to 20% in the same quarter of fiscal 2001. The decrease in costs for software product licenses for the quarter was primarily due to the decline of third party products sold in fiscal 2002 compared to the prior year.

           Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. The Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services decreased by 68% to $2,057,000 in the first quarter of fiscal 2002, as compared to $6,518,000 in the first quarter of fiscal 2001. The decrease in these costs for the quarter relates to the Company's decreased services activity resulting from slowed software sales activity in prior quarters. As a result of decreased services demand, the services and consulting organization required fewer headcount and realized lower spending in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Third party consulting decreased by $444,000, employee expenses including salaries and travel decreased by $3,403,000, and administrative and facility expenses decreased by $614,000. The Company's gross profit margin resulting from consulting, maintenance and other services revenues for the first quarter of fiscal 2001 was 74%, up from 44% in the same quarter of fiscal 2001. The improvement in the gross profit margin for the three month period was due largely to decreased use of third party consultants and lower spending across the services organization while at the same time, non-Human Resource and Payroll, maintenance revenues remained relatively constant.

           Sales and marketing expenses for the quarter ended September 30, 2001 decreased by 32% to $3,437,000 in the first quarter of fiscal 2002, as compared to $5,043,000 in the first quarter of fiscal 2001. The principal categories of decreased spending were: employee and travel costs ($1,025,000), marketing expenses ($339,000) and other costs ($242,000).

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


           Product development (research and development) expenses decreased by 9%, to $2,757,000 in the first quarter of fiscal 2002 from $3,045,000 in the same quarter of the prior year. The following table summarizes product development expenditures (in thousands):

                                                         Three months ended
                                                       -----------------------
                                                            September 30,
                                                         2001            2000

Gross Expenditures for Product Development .........  $ 2,022         $ 3,517
Less: Expenses capitalized .........................     (974)         (2,223)
Plus: Amortization of previously capitalized amounts    1,709           1,751
                                                      -------         -------
Total Product Development Expenses .................  $ 2,757         $ 3,045
                                                      -------         -------

           As a percentage of total revenues, product development expenditures for the three-month period ended September 30, 2001 decreased over expenditures in the same period of the prior year as a result of the lower expenses in the first quarter of fiscal 2002. Product development expenditures decreased by 42% to $2,022,000 in the first quarter of fiscal 2002 as compared with $3,517,000 in the same period in the prior year. Product development costs that were capitalized decreased by $1,249,000 from the year ago period as a result of more projects nearing completion during the period preceeding the first quarter of fiscal Q1 2002 compared to the year earlier period. Product development expenditures during fiscal 2001 and entering fiscal 2002, have focused on new internet enabled modules and continued enhancements to the underlying technology of released products.

           General and administrative expenses for the quarter ended September 30, 2001 decreased by 4%, to $1,469,000 from $1,537,000 in the same quarter of the prior year. This reflected the savings in expenditure between the periods, arising from the cost cutting measures taken during fiscal 2001.

            In the three month period ended September 30, 2001, the Company recorded a provision for doubtful accounts of $285,000, as compared to $552,000 recorded in the first quarter of fiscal 2001. The fiscal 2002 and 2001 provisions consisted primarily of specific customer accounts identified as being potentially uncollectible. These provisions represent management's best estimate of the doubtful accounts for each period.

           Amortization of other assets was zero in the first quarter of fiscal 2002 from $225,000 in the same quarter of the prior year. This reflects the change in accounting treatment due compliance with the new accounting pronouncement, Financial Accounting Standards No. 141, Business Combinations, and No. 142, on Goodwill and Other Intangible Assets. See Note 10 in the Notes to the Unaudited, Condensed, Consolidated Financial Statements above.

           There were no non-recurring costs in the current quarter ending 30 September 2001. Non-recurring costs reported in the three month period ended September 30, 2000 relate to strategic restructuring expenditures of $790,000 incurred due a restructuring announcement by the Company on September 12, 2000.

Other Expense, Net

           Other expense for the quarter ended September 30, 2001 was $162,000 as compared to $337,000, in the same quarter of fiscal 2001. These amounts primarily consisted of interest expense related to borrowings under the Company's existing line of credit facility, and the reduction reflects the lower levels of Company indebtedness.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Income Tax Expense

           During the first quarter of fiscal 2002, the Company recorded an income tax expense of $188,000 compared with an income tax benefit of $183,000 recorded during the same quarter in fiscal 2001. The fiscal 2002 tax expense relates to withholding taxes in certain foreign jurisdictions where the Company had either no available net operating losses or had to pay treaty-based taxes. The net tax benefit recorded in the first quarter of fiscal 2001 relates to certain tax refunds that have been approved by associated tax jurisdictions.

Liquidity and Capital Resources

           In the first three months of fiscal 2002, net cash provided by operating activities decreased $3,209,000 compared to the same period of the prior year. This included an aggregate net decrease in the non-cash charges for depreciation, amortization and provisions for bad debt of $712,000 and an aggregate decrease in the combined cash use of prepaids and other current assets, taxes payable, accrued expenses and deferred revenues of $2,225,000. In addition, provision of cash decreased by $9,331,000 in accounts receivable and accounts payable in the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. This net cash decrease was offset by cash provided by an increase of Company earnings of $4,609,000 in the first three months of fiscal 2002 as compared to the first three months of fiscal 2001. The decrease in accounts payable of $1,635,000 in the first quarter of fiscal 2002, is a direct result of the Company's ongoing program to reduce vendor balances to more appropriate levels. This managed reduction of accounts payable is almost complete, with an estimated additional reduction of $589,000 to take place over the balance of the fiscal year.

           In the first three months of fiscal 2002, the Company required $992,000 for investing activities versus $2,387,000 over the same period of the prior year, a decrease of $1,395,000. Investment in property and equipment was virtually flat over the same period of the prior year. Investments in capitalized computer software costs decreased by $1,249,000 due to lower development headcount during fiscal 2002 as well as the impact of more projects being completed during the period preceding the first quarter of fiscal 2002 compared to the year earlier period. As previously reported, the Company divested its HR/Payroll product line effective February 28, 2001. The nature of the product required intense development, and keep-current activity, which are no longer required. The majority of the developers associated with this product were released by the Company, and hired by the purchaser. Other investment items increased by $161,000.

            Net cash flows used for financing activities increased by $203,000 versus the same three-month period of the prior fiscal year. Repayments of amounts previously borrowed under the Company's line of credit resulted in a decrease in cash of $682,000, versus the same quarter of the prior year. Repayments under capital leases decreased by $437,000. Proceeds from the issue of shares to employees under the Employee Stock Purchase Plan amounted to $42,000.

            At September 30, 2001 the Company had $2,770,000 of cash and cash equivalents. The Company also has a revolving credit facility with an asset-based lender with a maximum credit line for up to $5,000,000, a expiration date of July 31, 2002, and an interest rate equal to the Prime Rate plus 2%. Borrowings under the credit facility are collateralized by substantially all assets of the Company. At September 30, 2001, the Company had $3,747,000 outstanding against the $5,000,000 revolving credit facility, and based on eligible accounts receivable at September 30, 2001, the Company's cash and remaining borrowing capacity under the revolving credit facility totaled approximately $3,026,000 compared to $1,349,000 at September 30, 2000.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events


Change in Members of  Board Directors


Effective October 11, 2001, Dennis V. Vohs resigned as a Director. As provided for in the bylaws of the corporation, the remaining Board members appointed Robert B. Webster, Executive Vice President, to serve the remainder of Mr. Vohs unexpired term.



Item 3. Quantitative and Qualitative Disclosures About Market Risk

               Foreign Exchange: The company has a world-wide presence and as such maintains offices and derives revenues from sources overseas. For the first quarter of fiscal 2002, international revenues as a percentage of total revenues were approximately 44%. The company's international business is subject to typical risks of an international business, including, but not limited to: differing economic conditions, changes in political climates, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the first three months of fiscal 2001 was not material.

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                           PART II. OTHER INFORMATION


Item 2. Changes in Securities

               During the first quarter of fiscal 2001, the Investors converted an aggregate principal amount of $536,000 plus accrued interest through the date of conversion into 62,993 split-adjusted shares of the Company's Common Stock through several transactions which were priced and executed in accordance with the convertible debenture agreement. These convertible debentures were retired during fiscal 2001.

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

   10.2D Loan and Security Agreement dated October 11, 1994 between Registrant and Coast (4)

   10.2E Series A Convertible Preferred Stock Agreement dated 29 June, 2001 between Registrant and Benjamin W. Griffith III (5)

   10.3 Employment Agreement, dated as of January 7, 1999, between Mr. Patrick Tinley and the Registrant (3)

   10.4 Employment Agreement, dated as of January 7, 1999, between Mr. Dennis Vohs and the Registrant (3)

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



   10.5 Employment Agreement, dated as of September 17, 1999, between Mr. Robert Webster and the Registrant (4)

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

   (5) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 10-K filed September 27, 2001.

   (6) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form 8-A/A filed October 3, 2001.


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


                                     ROSS SYSTEMS, INC.


Date:  November 13, 2001             /s/ VEROME M. JOHNSTON
                                     -------------------------------------------
                                     Verome M. Johnston
                                     Vice President, Chief Financial Officer

                                     (Principal Financial and Accounting Officer
                                      and Duly Authorized Officer)

                               ROSS SYSTEMS, INC.
                                INDEX TO EXHIBITS

           Exhibit
             No.         Description
           -------       -----------