Form 10-Q
period 2001-12-31
ROSS SYSTEMS INC/CA
filed 2002-02-11
CIK 873594

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q


(MARK ONE)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 2001,

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

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [ X ]  NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                             Outstanding
             Class                                         February 5, 2002
             -----                                         ----------------
 Common stock, $0.001 par value                               2,620,621




================================================================================

                               ROSS SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2001
                         -------------------------------

                                TABLE OF CONTENTS

                                                                                                 Page No.

PART I. FINANCIAL INFORMATION

          Item 1. Financial Statements...............................................................3

                  Condensed Consolidated Balance Sheets - December 31, 2001 and June 30,
                  2001...............................................................................3

                  Condensed Consolidated Statements of Operations - Three months and six months ended December 31, 2001 and 2000............................................4

                  Condensed Consolidated Statements of Cash Flows - Six months ended
                  December 31, 2001 and 2000.........................................................5

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                  Operations........................................................................11

          Item 3. Quantitative and Qualitative Disclosures About Market Risk........................16

PART II. OTHER INFORMATION



          Item 6. Exhibits and Reports on Form 8-K..................................................18

SIGNATURE...........................................................................................20


                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share related data)

                                                                              December 31,    June 30,
                                                                                 2001           2001
                                                                             (unaudited)     (audited)
                                                                             -----------     ---------
ASSETS
Current assets:
      Cash and cash equivalents                                               $  3,303       $  5,716
      Accounts receivable, less allowance
            for doubtful accounts                                               11,919         10,128
      Prepaids and other current assets                                          1,706          1,874
                  Total current assets                                          16,928         17,718
                                                                              --------       --------

Property and equipment, net                                                      1,464          1,694
Computer software costs, net                                                    26,207         27,918
Other assets                                                                     3,064          3,132
                                                                              --------       --------
                  Total assets                                                $ 47,663       $ 50,462
                                                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current installments of debt                                            $  5,222       $  4,522
      Accounts payable                                                           2,965          4,920
      Accrued expenses                                                           4,267          4,870
      Income taxes payable                                                         192            335
      Deferred revenues                                                         10,723         12,711
                                                                              --------       --------
                  Total current liabilities                                     23,369         27,358
                                                                              ========       ========
Shareholders' equity:
            Common stock, $.001 par value; 35,000,000 shares authorized,
            2,615,134 and 2,565,989 shares issued and outstanding at                26             26
            December 31, 2001 and June 30, 2001, respectively
            Preferred Stock, no par value; 5,000,000 authorized, 500,000         2,000          2,000
            outstanding
            Additional paid-in capital                                          87,134         87,032
            Accumulated deficit                                                (62,974)       (63,876)
            Accumulated comprehensive deficit                                   (1,892)        (2,078)
                                                                              --------       --------
                  Total shareholders' equity                                    24,294         23,104
                                                                              --------       --------
                  Total liabilities and shareholders' equity                  $ 47,663       $ 50,462
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

                                            ROSS SYSTEMS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands, except per share data)


                                                                     Three months ended                Six months ended
                                                                        December 31,                     December 31,
                                                                        (unaudited)                      (unaudited)
                                                                 -------------------------         -------------------------
                                                                    2001             2000             2001             2000
Revenues:
      Software product licenses                                  $  2,920         $  1,940         $  6,100         $  4,356
      Consulting and other services                                 3,285            4,162            6,048            9,130
      Maintenance                                                   5,220            6,496           10,442           13,264
                                                                 --------         --------         --------         --------
               Total revenues                                      11,425           12,598           22,590           26,750
                                                                 --------         --------         --------         --------
Operating expenses:
      Costs of software product licenses                              311              325              706              809
      Costs of consulting, maintenance and other services           2,516            3,596            4,573           10,114
      Software product license sales and marketing                  3,505            3,463            6,993            8,506
      Product development net of capitalized computer                 979              853            2,026            1,629

               software costs
      Amortization of computer software costs                       2,084            2,223            3,794            4,492
      General and administrative                                    1,250            1,215            2,669            2,752
      Provision for uncollectible accounts                            261              283              546              835
      Amortization of other assets                                     --              135               --              360
      Non-recurring costs                                              --               --               --              790
                                                                 --------         --------         --------         --------
               Total operating expenses                            10,906           12,093           21,307           30,287
                                                                 --------         --------         --------         --------

Operating earnings (loss)                                             519              505            1,283           (3,537)
      Other expenses, net                                            (146)            (276)            (307)            (613)
                                                                 --------         --------         --------         --------
Earnings (loss) before taxes                                          373              229              976           (4,150)
      Income tax expense (benefit)                                   (115)              62         $     74             (122)
                                                                 --------         --------         --------         --------
Net earnings (loss)                                              $    488         $    167         $    902         $ (4,028)
                                                                 ========         ========         ========         ========
Net earnings (loss) per common share - basic                     $   0.19         $   0.07         $   0.35         $  (1.65)
                                                                 ========         ========         ========         ========
Net earnings (loss) per common share - diluted                   $   0.17         $   0.07         $   0.31         $  (1.65)
                                                                 ========         ========         ========         ========

Shares used in per share computation - basic                        2,592            2,569            2,577            2,443
                                                                 ========         ========         ========         ========
Shares used in per share computation - diluted                      3,152            2,569            3,124            2,443
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

                                             ROSS SYSTEMS, INC. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands) (unaudited)

                                                                                      Six months ended
                                                                                   ----------------------
                                                                                         December 31,
                                                                                     2001          2000
                                                                                    -------       -------
Cash flows from operating activities:
      Net earnings (loss)                                                           $   902       $(4,028)
      Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
               Depreciation and amortization of property and equipment                  489           875
               Amortization of computer software costs                                3,794         3,977
               Amortization of other assets                                              --           360
               Provision for uncollectable accounts                                     546           835
               Changes in operating assets and liabilities, net of acquisitions:
                     Accounts receivable                                             (2,368)        7,813
                     Prepaids and other current assets                                  166          (885)
                     Income taxes payable / recoverable                                (146)          (39)
                     Accounts payable                                                (1,955)          814
                     Accrued expenses                                                  (601)       (1,184)
                     Deferred revenues                                               (1,987)       (4,606)
                                                                                    -------       -------
                     Net cash (used in) provided by operating activities             (1,160)        3,932
                                                                                    -------       -------
Cash flows from investing activities:
               Purchases of property and equipment                                     (259)          (65)
               Computer software costs capitalized                                   (2,160)       (3,732)
               Other                                                                    146           408
                                                                                    -------       -------
                     Net cash used for investing activities                          (2,273)       (3,389)
                                                                                    -------       -------
Cash flows from financing activities:
               Net cash received on line of credit                                      700            --
               Net cash paid on line of credit                                           --        (1,491)
               Net proceeds (repayments) of capital leases and long term debt            --          (434)
               Proceeds from issuance of common stock                                   102            29
                                                                                    -------       -------
                     Net cash provided by (used in) financing activities                802        (1,896)
                                                                                    -------       -------
Effect of exchange rate changes on cash                                                 218            26
                                                                                    -------       -------

Net decrease in cash and cash equivalents                                            (2,413)       (1,327)

Cash and cash equivalents at beginning of period                                      5,716         2,010
Cash and cash equivalents at end of period                                          $ 3,303       $   683
                                                                                    =======       =======
Non-cash investing and financing activities:
Conversion of convertible debentures                                                $    --       $   584
                                                                                    =======       =======
Supplementary disclosure:
Income taxes paid                                                                   $    --           (81)
                                                                                    =======       =======
Net interest paid                                                                   $   307           612
                                                                                    =======       =======


   The accompanying notes are an integral part of these condensed consolidated financial statements

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1) BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

     Ross Systems, Inc. (NASDAQ:ROSS), (the "Company") founded in 1972, supplies leading enterprise solutions software designed for process manufacturing companies. The Company offers both the award-winning iRenaissance(TM) enterprise resource planning (ERP II) software package, as well as integrated e-business solutions for food, beverage, biotech/pharmaceutical, chemicals, paper and metals manufacturers. The Ross Systems family of solutions includes a broad range of applications for advanced planning, supply-chain management (SCM), materials management, financials, manufacturing, maintenance management, transportation management, customer relationship management (CRM), commerce, collaboration, and human resources/payroll. In addition to the aforementioned software suites, the Company also provides professional consulting services for implementation, custom application development and education. The Company offers ongoing maintenance and support services via the Internet and telephone help desks.

     The Company operates in one business segment and no individual customer accounts for more than 10% of total revenues. The Company does not have a concentration of credit risk in any one industry.

     The accompanying unaudited condensed consolidated financial statements of Ross Systems, Inc reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of December 31, 2001, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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


     It is the Company's policy to assess all its long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not berecoverable. Impairment losses, if applicable, would be calculated as the difference between the carrying value of the asset and the sum of anticipated future undiscounted cash flows. The calculation would be performed on an individual item basis. No impairment was noted in the first six months of fiscal 2002.

4) ACCOUNTS RECEIVABLE

            As of the dates shown, accounts receivable consisted of the following (in thousands):

                                                                December 31,     June 30,
                                                                    2001           2001
                                                                (unaudited)
                                                                  --------       --------
            Trade accounts receivable                             $ 14,969       $ 13,058
            Less allowance for doubtful accounts and returns        (3,050)        (2,930)
                                                                  --------       --------
                                                                  $ 11,919       $ 10,128
                                                                  ========       ========

5) PROPERTY AND EQUIPMENT

            As of the dates shown, property and equipment consisted of the following (in thousands):

                                                                December 31,    June 30,
                                                                   2001           2001
                                                                (unaudited)
                                                                 --------       --------
             Computer equipment                                  $  8,169       $  9,101
             Furniture and fixtures                                 1,764          1,782
             Leasehold improvements                                 1,561          1,546
                                                                 --------       --------
                                                                   11,494         12,429
             Less accumulated depreciation and amortization       (10,030)       (10,735)
                                                                 $  1,464       $  1,694
                                                                 ========       ========




6) OTHER INTANGIBLE ASSETS

         As of December 31, 2001, Goodwill consisted of the following (in thousands) (unaudited):

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
                                                                                      =======      =======       =======


The Company does not consider these assets to be impaired as of December 31, 2001 or at the date of filing this report on Form 10-Q. Presently the Company does not anticipate any future impairment of these assets. In accordance with the provisions of Statement on Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", the Company does not intend to record any future amortization of these assets. (See Note 11)


Other intangible assets consisting of Capitalized Computer Software Costs, in the net amount of $26,207,000, will continue to be amortized over four years. (See Note 3.)

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


7) SOFTWARE REVENUE RECOGNITION

     The company recognizes revenue on software transactions in accordance with Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2). The financial statements contained herein have been prepared in accordance with the requirements of SOP 97-2.

8) COMPREHENSIVE INCOME

     Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income (loss) for the three -month and six-month periods ended December 31, 2001 and 2000 were as follows (in thousands):

                                                            Three months ended         Six months ended
                                                               December 31,              December 31,
                                                          ---------------------     ---------------------
                                                            2001         2000         2001          2000
                                                          -------      -------       -------      -------
            Net earnings (loss)                           $   488      $   167       $   902      $(4,028)
            Foreign currency translation adjustments           61         (524)          186          253
                                                          -------      -------       -------      -------
            Total comprehensive income (loss)             $   549      $  (357)      $ 1,088      $(3,775)
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

     The following is a reconciliation of the numerators of diluted earnings per share, (in thousands):

                                         Three months ended         Six months ended
                                             December 31,              December 31,
                                        --------------------     ---------------------
                                          2001         2000         2001         2000
                                        -------      -------      -------      -------
Net earnings (loss)                     $   488      $   167      $   902      $(4,028)
Interest on convertible securities           38           13           75            0
                                        -------      -------      -------      -------
Numerator for diluted calculation       $   526      $   180      $   977      $(4,028)
                                        =======      =======      =======      =======


In periods when the Company is profitable, the only difference between the denominator for basic and diluted net earnings per share is the effect of common stock equivalents. In periods of a loss, the denominator does not change because it would be anti-dilutive.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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



 (b) Reverse Stock Split

     On April 27, 2001, the Company executed a reverse stock split, on the basis of 1 share for 10 shares. The split was approved by the stockholders in a special meeting on April 26, 2001 to facilitate the Company continued listing on the Nasdaq National Market.



11) NEW ACCOUNTING PRONOUNCEMENTS


     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", effective for transactions after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company has adopted these standards and has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. As of December 31, 2002 the Company reviewed goodwill and other intangible assets for impairment, in compliance with the six-month review provision of SFAS No. 142. No impairment of these assets was noted. The pro-forma effects of FAS 142 on the six months ended December 31, 2000 are such that the Company would have recorded $360,000 less in amortization expense and would have incurred a net loss of $3,668,000 versus the net loss of $4,028,000 actually reported. In June 2001 the Financial Accounting Standards Board approved Statement of Accounting Standard No. 143, "Accounting for Asset Retirement Obligations." The statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company's 2003 fiscal year and is not expected to have a material effect on the Company's financial position or results of operations.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES


     In August 2001 the Financial Accounting Standards Board approved Statement of Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model for the impairment or disposal of long-lived assets. The statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-lived Assets to be Disposed Of, " and supercedes accounting and reporting under APB Opinion No. 30 for the disposal of a business. The statement is effective for the Company's 2002 fiscal year and has not had a material effect on the Company's financial position or results of operations.



12) GEOGRAPHIC SEGMENT INFORMATION

     The Company markets its products and related services primarily in North America, Europe and Asia and primarily measures its business performance based upon certain geographic results of operations. During fiscal 2001, the Company divested its French subsidiary and adopted an indirect sales approach in the French market.

     For these management purposes, the results of the Austral-Asian operations are included in the North American results since the costs associated with managing that marketplace are born by the North American entities within the Group. Selected balance sheet and income statement information pertaining to the various significant geographic areas of operation are as follows:



            As of and for the quarter ended December 31, 2001:



                                                 Net Income        Depreciation        Capital
                   Total Assets     Revenue        (Loss)        and Amortization    Expenditures
                   ------------     --------       -------       -----------------   ------------
Belgium ........    $   746         $   390        $   113          $     2            $    11
Netherlands ....      1,845           1,155            141               11                 29
Germany ........        178             101            (46)               1                 --
Spain ..........      3,274           1,672            549               64                  8
United Kingdom..      2,246           1,089             49               16                  8
North America...     39,374           7,018           (318)           2,241                140
                    -------         -------        -------          -------            -------
Total ..........    $47,663         $11,425        $   488          $ 2,335            $   196
                    =======         =======        =======          =======            =======





            As of and for the quarter ended December 31, 2000:

                                                            Net Income      Depreciation          Capital
                         Total Assets       Revenue           (Loss)       and Amortization     Expenditures
                         ------------       --------        ----------     ----------------     ------------
Belgium .........          $   562          $   495          $   160           $     5            $    --
Netherland.......            1,052              581               57                10                 --
Germany .........              232              174               46                --                 --
Spain ...........            3,337            1,063               27                62                 --
United Kingdom ..            2,496            1,039             (193)               32                 12
North America ...           46,025            9,246               70             2,573                  5
                           -------          -------          -------           -------            -------
Total ...........          $53,704          $12,598          $   167           $ 2,682            $    17
                           =======          =======          =======           =======            =======

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

Business Summary

Description of Business

     The Company markets a broad range of sophisticated business application software (ERP II) that address business process automation functions including procurement, collaborative planning, financial accounting and reporting, manufacturing, distribution, supply chain management, sales, customer service, and human resource needs of manufacturers primarily in process manufacturing type industries. The company's product supports business-to-business (B2B) commerce by linking internal business process and intelligence to both customers and suppliers. In addition, the Company supports a large installed base of companies, which utilize the Company's financial products exclusively. The Company's software product license fees are based on the modules licensed, and the number of concurrent users supported by the hardware on which the modules operate. Customers are primarily medium to large-sized companies (with annual sales of $50 million to $2 billion) upgrading internal systems to provide competitive advantage and improve profitability through the availability of timely and accurate information, or to modernize their management information systems operations in order to reduce costs and provide collaboration with suppliers, distributors, brokers and customers. The Company licenses its products to customers through a direct sales force in North America and Western Europe as well as independent distributors in 24 other markets worldwide. Since the Company's inception in 1972, the Company has licensed software products to an installed base of over 3,400 customers worldwide in fourteen languages and has recently added the Euro to its multi-currency compliance.

     The Company offers its comprehensive Enterprise Resource Planning ("ERP") solution with functionality specifically tailored to the unique formula and specifications-based requirements of process manufacturers, including food and beverage, pharmaceutical and biotechnology, chemical, primary metals, and pulp and paper companies. The Company believes that this native functionality is superior to the alternative presented by many of the Company's competitors, which adapt systems designed primarily for the discrete manufacturing sector. The product may be deployed in a thin client mode to permit the greatest performance advantage for companies using remote communications over the Internet. The Company has developed a series of products designed for the Internet environment which allow users to access and manipulate data from their personal computers using a portal for functional personalization of the user's desktop. These products incorporate an integrated, modular, feature-rich and user-friendly operating environment. The integration of these products allows the sharing of data between application products with a common user interface while integrating frequently visited Web sites and other software tools.

     The Company continues to expand its product line in the collaborative B2B applications. With connectivity to the ERP backbone systems over the Internet to customers, distributors and suppliers, these products enable customers to tightly link trading partner supply chains to achieve sustainable competitive advantage. These applications are designed to allow companies the ability to leverage the technology of the Internet in order to automate business processes and effectively manage business resources. The Ross suite of fully integrated products is branded as iRenaissance, and includes iRenaissance ERP, iRenaissance SCM, iRenaissance CRM, iRenaissance Commerce, and iRenaissance Business Intelligence.

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



Results of Operations

Revenues

     Total revenues for the quarter ended December 31, 2001 decreased 9% to $11,425,000 from $12,598,000 in the same quarter of fiscal 2001. Normalizing the prior year revenue comparison to exclude $1,754,000 due to the sale of the Company's HR/Payroll product on February 28, 2001, would result in an increase for current quarter of approximately 5% in total revenues as compared to the prior year's same quarter.

     Software product license revenues were $2,920,000 during the quarter ended December 31, 2001, an increase of $980,000, or 51%, from the same quarter in fiscal 2001. On a normalized basis, excluding the HR/Payroll product line from the prior quarter's revenues, software license revenues increased by approximately 79% in the quarter ended December 31, 2001 over the same quarter in the prior fiscal year. The Company experienced a decrease over the same quarter of fiscal 2001 in the North American market of approximately $409,000, or 37%. This North American decrease is primarily due to the sale of the company's HR/Payroll product line. The Company experienced a net increase of $1,389,000, or 167%, in the European, Asian and Pacific Rim ("International") markets over the same quarter in fiscal 2001. The increase in International markets represents a general increase in demand for the Company's products.-

     Consulting and other services revenues for the second quarter of fiscal 2002 decreased 21% to $3,285,000 from $4,162,000 in the same quarter of fiscal 2001. On a normalized basis, excluding the HR/Payroll product line from the prior quarter's revenues, services revenues decreased by approximately 14% in the quarter ended December 31, 2001 over the same quarter in the prior fiscal year. Revenues from consulting and other services (which are typically recognized as performed) are generally correlated with software product license revenues (which are typically recognized upon delivery), therefore, service revenues fluctuate based upon related fluctuations in software product revenue. For the quarter ended December 31, 2001, North American services revenues decreased by $1,059,000, or 38%, over the same quarter in the prior year. International services revenues increased $182,000, or 13% over the same quarter in the prior year. The

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

decrease in North American services revenues is attributable to the absence of revenues relating the Human Resource and Payroll product line due to the sale of the product line in February 2001, the elimination of low margin third party services and a general decline in services demand due a low level of license revenues in the prior quarter. The increases in consulting and other service revenues Internationally is attributable to the introduction of the Euro compliant version of the product and a high level of customer acceptance of that release.

     Maintenance revenues for the second quarter decreased by $1,276,000, or 20% in the second quarter of fiscal 2002 versus the same quarter in the prior year. On a normalized basis, excluding the HR/Payroll product line from the prior quarter's revenues, maintenance revenues decreased by approximately 3% in the quarter ended December 31, 2001 over the same quarter in the prior fiscal year. This is attributable mainly to new maintenance contract additions from prior year software license sales at a lower rate than retirements in North America.. The increase of $145,000 or 12% in International maintenance revenues is attributable mainly to the negotiation of new maintenance contracts, including back-maintenance provision, for contracts which had previously cancelled but have been reinstated on the Euro compliant version of the product. . Maintenance contracts sold by third party distributors are included by the Company in software product license revenues because the Company has no support obligations to any of the distributors' customers.

     International revenues as a percentage of total revenues for the second quarter of fiscal 2002 increased to 45% in fiscal 2002 from 27% for the same quarter in fiscal 2001. International revenues increased $1,716,000 or 50% over the same quarter in the prior year. The aggregate net second quarter increase in International revenues over the same quarter of fiscal 2001 is 167% for software licenses, 13% for consulting services and 12% for maintenance revenue.

     North American revenues comprised 55% of the second quarter 2002 total revenues down from 73% in the same quarter of the prior year. North American revenues decreased 32% over the same quarter of the previous fiscal year. The aggregate decrease of $2,890,000 as previously mentioned is due to a reduction in software agreements during both the current and previous periods as well as the services and maintenance revenues relating to the Human Resource and Payroll product line which was sold in February 2001..

     The following is a table showing the comparison of revenues for the quarter, and the six months ended December 31, 2001, with the prior year's normalized revenue for the same periods, after deduction of approximate revenues of the HR/Payroll product line, which was sold February 28, 2001 (in thousands):

                                                        Three months ended              Six months ended
                                                           December 31,                    December 31,
                                                         (approximate)                    (approximate)
                                                          (unaudited)                      (unaudited)
                                                   ------------------------         --------------------------
                                                     2001             2000             2001             2000
                                                   -------          -------          -------          -------
            Software product licenses              $ 2,920          $ 1,632          $ 6,100          $ 3,896
            Consulting and other services            3,285            3,836            6,048            8,320
            Maintenance                              5,220            5,376           10,422           11,036
                                                   =======          =======          =======          =======
                 Total revenues                    $11,425          $10,844          $22,590          $23,252
                                                   =======          =======          =======          =======


Operating Expenses

         Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the number of third party products being sold by the Company. Major third party products sold by the Company include Oracle databases and other optional software including implementation, reporting, and productivity tools. Costs of software product licenses for the second quarter of fiscal 2002 decreased by 4% to $311,000 from $325,000 in the second quarter of fiscal 2001. As a percentage of software product license revenue, the costs of software product licenses decreased to 11% in the second quarter of fiscal 2002 compared to 17% in the same quarter of

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

fiscal 2001. The decrease in costs for software product licenses for the quarter was primarily due to the decline of third party products sold in fiscal 2002 compared to the prior year.

         Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. The Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services decreased by 30% to $2,516,000 in the second quarter of fiscal 2002, as compared to $3,595,000 in the second quarter of fiscal 2001. The decrease in these costs for the quarter relates to the Company's decreased services activity resulting from slowed software sales activity in prior quarters. As a result of decreased services demand, services and consulting required fewer headcount and realized lower spending in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. Employee expenses including salaries and travel decreased by $1,372,000, and administrative and facility expenses decreased by $287,000. The Company's operating margin resulting from consulting, maintenance and other services revenues for the second quarter of fiscal 2001 was 70%, up from 66% in the same quarter of fiscal 2001. The improvement in the gross profit margin for the three month period was due largely to decreased use of third party consultants and lower spending across the services organization.

         Sales and marketing expenses of $3,505,000 for the quarter ended December 31, 2001 were almost unchanged in comparison to $3,463,000 in the second quarter of fiscal 2001.

         Product development (research and development) expenses of $3,063,000 in the second quarter of fiscal 2002 were little changed from $3,076,000 in the same quarter of the prior year. The following table summarizes product development expenditures (in thousands):

                                                                    Three months ended
                                                                -------------------------
                                                                      December 31,
                                                                  2001              2000
                                                                -------           -------
Gross Expenditures for Product Development .................... $ 2,159           $ 2,360
Less: Expenses capitalized ....................................  (1,180)           (1,507)
Plus: Amortization of previously capitalized amounts ..........   2,084             2,223
                                                                -------           -------
Total Product Development Expenses ............................ $ 3,063           $ 3,076
                                                                -------           -------


         As a percentage of total revenues, product development expenditures for the three-month period ended December 31, 2001 decreased over expenditures in the same period of the prior year as a result of the lower expenses in the second quarter of fiscal 2002. Product development expenditures decreased by 9% to $2,159,000 in the second quarter of fiscal 2002 as compared with $2,360,000 in the same period in the prior year. Product development costs that were capitalized decreased by $327,000 from the year ago period as a result of more projects nearing completion during the period preceding the second quarter of fiscal 2002 compared to the year earlier period.

         General and administrative expenses for the quarter ended December 31, 2001 increased by 3%, to $1,250,000 from $1,215,000 in the same quarter of the prior year. This increase was due to slightly higher employee benefit costs.

         In the three month period ended December 31, 2001, the Company recorded a provision for doubtful accounts of $261,000, as compared to $283,000 recorded in the second quarter of fiscal 2001. The fiscal 2002 and 2001 provisions consisted primarily of specific customer accounts identified as being potentially uncollectible. These provisions represent management's best estimate of the doubtful accounts for each period.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES


         Amortization of other assets was zero in the second quarter of fiscal 2002 from $135,000 in the same quarter of the prior year. This reflects the change in accounting treatment due compliance with the new accounting pronouncement, Financial Accounting Standards No. 141, Business Combinations, and No. 142, on Goodwill and Other Intangible Assets. See Note 10 in the Notes to the Unaudited, Condensed, Consolidated Financial Statements above.

Other Expense, Net

         Other expense for the quarter ended December 31, 2001 was $146,000 as compared to $276,000, in the same quarter of fiscal 2001. These amounts primarily consisted of interest expense related to borrowings under the Company's existing line of credit facility, and the reduction reflects the lower levels of Company indebtedness.

Income Tax Expense

         During the second quarter of fiscal 2002, the Company recorded an income tax benefit of $115,000 compared with an income expense of $62,000 recorded during the same quarter in fiscal 2001. The net tax benefit recorded in the second quarter of fiscal 2002 relates to certain tax refunds that have been approved by associated tax jurisdictions, and a reversal of prior period provisions for income tax in the US. This reversal was due to an increase in deductions for doubtful accounts. The fiscal 2001 tax expense relates to withholding taxes in certain foreign jurisdictions where the Company had either no available net operating losses or had to pay treaty-based taxes.

Liquidity and Capital Resources

         In the first six months of fiscal 2002, net cash provided by operating activities decreased $5,092,000 compared to the same period of the prior year. This included an aggregate net decrease in the non-cash charges for depreciation, amortization and provisions for bad debt of $1,218,000 and an aggregate decrease in the combined cash use of prepaids and other current assets, taxes payable, accrued expenses, accounts payable and deferred revenues of $1,377,000. In addition, provision of cash decreased by $10,181,000 in accounts receivable in the six months ended December 31, 2002 as compared to the same period in fiscal 2001. This net cash decrease was offset by cash provided by an increase of Company earnings of $4,930,000 in the first six months of fiscal 2002 as compared to the first six months of fiscal 2001. The decrease in accounts payable of $1,955,000 in the first six months of fiscal 2002, is a direct result of the Company's ongoing program to reduce vendor balances to more appropriate levels. This managed reduction of accounts payable is almost complete, with an estimated additional reduction of $541,000 to take place over the balance of the fiscal year.

         In the first six months of fiscal 2002, the Company required $2,273,000 for investing activities versus $3,389,000 over the same period of the prior year, a decrease of $1,116,000. Investment in property and equipment was up $194,000 to $259,000 in the first six months of fiscal 2002, from $65,000 in same period in the prior year. Investments in capitalized computer software costs decreased by $1,572,000 due to lower development headcount during fiscal 2002 as well as the impact of more projects being completed during the period preceding the second quarter of fiscal 2002 compared to the year earlier period. As previously reported, the Company divested its HR/Payroll product line effective February 28, 2001. The nature of the product required intense development, and keep-current activity, which are no longer required. The majority of the developers associated with this product were released by the Company, and hired by the purchaser. Other investment items decreased by $262,000.

         Net cash flows used for financing activities increased by $2,698,000 for the six months ended December 31, 2001, versus the same six month period of the prior fiscal year. Cash increased by borrowing a net $700,000 under the Company's line of credit during the six months ended December 31, 2001. In the same period in the prior fiscal year, the Company decreased cash by net

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES


repayments or $1,491,000 under the line of credit. Repayments under capital leases decreased by $434,000. Proceeds from the issue of shares to employees under the Employee Stock Purchase Plan amounted to $102,000.

         At December 31, 2001 the Company had $3,303,000 of cash and cash equivalents. The Company also has a revolving credit facility with an asset-based lender with a maximum credit line for up to $5,000,000, a expiration date of July 31, 2002, and an interest rate equal to the Prime Rate plus 2%. Borrowings under the credit facility are collateralized by substantially all assets of the Company. At December 31, 2001, the Company had $4,563,000 outstanding against the $5,000,000 revolving credit facility, and based on eligible accounts receivable at December 31, 2001, the Company's cash and remaining borrowing capacity under the revolving credit facility totaled approximately $3,490,000 compared to $697,000 at December 31, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Foreign Exchange: The company has a world-wide presence and as such maintains offices and derives revenues from sources overseas. For the second quarter of fiscal 2002, international revenues as a percentage of total revenues were approximately 45%. The Company's international business is subject to typical risks of an international business, including, but not limited to: differing economic conditions, changes in political climates, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the first six months of fiscal 2001 was not material.

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

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES


Item 4. Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on November 15, 2001. The following table shows voting information for each item voted upon:


----------------------------------------------------- ------------------------- --------------------
                                                                FOR                   AGAINST
----------------------------------------------------- ------------------------- --------------------
NOMINEES FOR ELECTION AS DIRECTORS
----------------------------------------------------- ------------------------- --------------------

----------------------------------------------------- ------------------------- --------------------
Frank M. Dickerson                                             2,152,218                 --
----------------------------------------------------- ------------------------- --------------------
J William Goodhew , III                                        2,152,138                 --
----------------------------------------------------- ------------------------- --------------------
Bruce J. Ryan                                                  2,152,158                 --
----------------------------------------------------- ------------------------- --------------------
J. Patrick Tinley                                              2,150,212                 --
----------------------------------------------------- ------------------------- --------------------
Robert B. Webster                                              2,152,208                 --
----------------------------------------------------- ------------------------- --------------------

----------------------------------------------------- ------------------------- --------------------
TO INCREASE THE NUMBER OF OPTIONS AVAILABLE                      340,369            135,435
UNDER THE 1998 STOCK OPTION PLAN
----------------------------------------------------- ------------------------- --------------------

----------------------------------------------------- ------------------------- --------------------
TO INCREASE THE ANNUAL NUMBER OF SHARES                          351,140            124,664
AVAILABLE FOR PURCHASE BY EMPLOYEES UNDER
THE 1991 EMPLOYEE STOCK PURCHASE PLAN
----------------------------------------------------- ------------------------- --------------------

RATIFICATION OF APPOINTMENT OF                                 2,140,693             37,499
INDEPENDENT AUDITORS
----------------------------------------------------- ------------------------- --------------------

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

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

    10.2D   Loan  and  Security   Agreement   dated  October  11,  1994  between
            Registrant and Coast (4)

    10.2E Series A Convertible Preferred Stock Agreement dated 29 June, 2001 between Registrant and Benjamin W. Griffith III (5)

    10.3 Employment Agreement, dated as of January 7, 1999, between Mr. Patrick Tinley and the Registrant (3)

    10.4 Employment Agreement, dated as of September 17, 1999, between Mr. Robert Webster and the Registrant (4)

    27.1    Financial Data Schedule

    (1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form 8-A filed September 4, 1998.

    (2) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form 10-K/A filed April 30, 1998.

                      ROSS SYSTEMS, INC. AND SUBSIDIARIES


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


ITEMS 1, 2, 3, 4,  AND 5 HAVE BEEN OMITTED, AS THEY ARE NOT APPLICABLE.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ROSS SYSTEMS, INC.


Date:  February 11, 2002                 /s/ VEROME M. JOHNSTON
                                         -------------------------
                                         Verome M. Johnston
                                         Vice President, Chief Financial Officer

                                         (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)

                               ROSS SYSTEMS, INC.
                                INDEX TO EXHIBITS

         Exhibit
           No.             Description
         -------           -----------