Form 10-Q
period 2002-03-31
ROSS SYSTEMS INC/CA
filed 2002-05-14
CIK 873594

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

                 For the Quarterly Period Ended March 31, 2002,

                                       or

   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                         Commission File Number 0-19092

                               ROSS SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                           94-2170198
--------------------------------                          ---------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization                            Identification Number


                             Two Concourse Parkway,
                        Suite 800, Atlanta, Georgia    30328
                  ---------------------------------------------
              (Address of principal executive offices) (Zip code)


                                 (770) 351-9600
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                           Outstanding
            Class                                         April 17, 2002
            -----                                         --------------
Common stock, $0.001 par value                              2,624,720
Preferred stock, no par value                                500,000



================================================================================

                               ROSS SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002



                                TABLE OF CONTENTS

                                                                                                              Page No.
PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements............................................................................3

                  Condensed Consolidated Balance Sheets - March 31, 2002 and June 30, 2001........................3

                  Condensed Consolidated Statements of Operations - Three months and nine months ended March 31, 2002 and 2001....................................................4

                  Condensed Consolidated Statements of Cash Flows - Nine months ended March 31, 2002 and 2001.....5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................17

PART II. OTHER INFORMATION



         Item 6.  Exhibits and Reports on Form 8-K...............................................................19

SIGNATURE........................................................................................................21


                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share related data)

                                                                                  March 31,      June 30,
                                                                                    2002          2001
                                                                                 (unaudited)    (audited)
                                                                                 -----------    ---------
ASSETS
Current assets:
     Cash and cash equivalents                                                     $  5,406     $  5,716
     Accounts receivable, less allowance
         for doubtful accounts                                                       10,868       10,460
     Prepaids and other current assets                                                2,605        1,542
                                                                                   --------     --------
              Total current assets                                                   18,879       17,718


Property and equipment, net                                                           1,472        1,694
Computer software costs, net                                                         25,173       27,918
Other assets                                                                          2,181        3,132
                                                                                   --------     --------
              Total assets                                                         $ 47,705     $ 50,462
                                                                                   ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of debt                                                  $  5,159     $  4,522
     Accounts payable                                                                 3,081        4,920
     Accrued expenses                                                                 4,341        4,870
     Income taxes payable                                                               303          335
     Deferred revenues                                                               10,359       12,711
                                                                                   --------     --------
              Total current liabilities                                              23,243       27,358
                                                                                   --------     --------

Shareholders' equity:
         Common stock, $.001 par value; 35,000,000 shares authorized,                    26           26
          2,623,432 and 2,565,989 shares issued and outstanding at March
         31, 2002 and June 30, 2001, respectively
         Preferred Stock, no par value; 5,000,000 authorized, 500,000                 2,000        2,000
          shares outstanding
         Additional paid-in capital                                                  87,144       87,032
         Accumulated deficit                                                        (62,593)     (63,876)
         Accumulated comprehensive deficit                                           (2,115)      (2,078)
                                                                                   --------     --------
              Total shareholders' equity                                             24,462       23,104
                                                                                   --------     --------

              Total liabilities and shareholders' equity                           $ 47,705     $ 50,462
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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                Three months ended         Nine months ended
                                                                     March 31,                 March 31,
                                                                   (unaudited)                (unaudited)
                                                            ------------------------     -----------------------
                                                               2002          2001          2002          2001
                                                             --------      --------      --------      --------
Revenues:
     Software product licenses                               $  3,314      $  2,407      $  9,414      $  6,764
     Consulting and other services                              3,267         3,206         9,315        12,336
     Maintenance                                                4,875         5,881        15,317        19,144
                                                             --------      --------      --------      --------
           Total revenues                                      11,456        11,494        34,046        38,244
                                                             --------      --------      --------      --------

Operating expenses:
      Costs of software product licenses                          403           352         1,110         1,160
     Costs of consulting, maintenance and other services        2,572         3,333         7,145        13,446
     Software product license sales and marketing               3,537         3,038        10,529        11,544
     Product development net of capitalized computer            1,048           782         3,075         2,926
              software costs
     Amortization of computer software costs                    2,026         1,833         5,819         5,810
     General and administrative                                 1,019         1,117         3,688         3,869
     Provision for uncollectible accounts                         316           245           862         1,080
     Amortization of other assets                                  --           158            --           518
     Non-recurring costs                                           --            --            --           790
                                                             --------      --------      --------      --------
           Total operating expenses                            10,921        10,858        32,228        41,143
                                                             --------      --------      --------      --------

Operating earnings (loss)                                         535           636          1818        (2,899)
     Other expenses, net                                         (114)         (219)         (421)         (833)
                                                             --------      --------      --------      --------
Earnings (loss) before taxes                                      421           417         1,397        (3,732)
     Gain on sale of product line                                  --         2,372            --         2,372
     Income tax expense (benefit)                                  40             2           114          (119)
                                                             --------      --------      --------      --------
Net earnings (loss)                                          $    381      $  2,787      $  1,283      $ (1,241)
                                                             ========      ========      ========      ========
Net earnings (loss) per common share - basic                 $   0.16      $   1.09      $   0.54      $  (0.48)
                                                             ========      ========      ========      ========
Net earnings (loss) per common share - diluted               $   0.13      $   1.09      $   0.44      $  (0.48)
                                                             ========      ========      ========      ========

Shares used in per share computation - basic                    2,607         2,565         2,596         2,565
                                                             ========      ========      ========      ========
Shares used in per share computation - diluted                  3,209         2,565         3,127         2,565
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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands) (unaudited)

                                                                                Nine months ended
                                                                              ----------------------
                                                                                    March 31,
                                                                                2002         2001
                                                                              --------      --------
Cash flows from operating activities:
     Net earnings (loss)                                                      $ 1,283      $(1,241)
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
           Depreciation and amortization of property and equipment                730        1,282
           Amortization of computer software costs                              5,819        5,810
           Amortization of other assets                                            --          517
           Provision for uncollectable accounts                                   807        1,080
           Changes in operating assets and liabilities:
                Accounts receivable                                            (1,674)       8,930
                Prepaids and other current assets                                  68         (286)
                Income taxes payable / recoverable                                (49)         116
                Accounts payable                                               (1,853)         140
                Accrued expenses                                                 (537)        (317)
                Deferred revenues                                              (2,396)      (7,366)
                                                                              -------      -------
                Net cash  provided by operating activities                      2,198        8,665
                                                                              -------      -------

Cash flows from investing activities:
           Purchases of property and equipment                                   (508)        (129)
           Computer software costs capitalized                                 (3,177)      (5,222)
           Deposits recovered                                                      71          112
           Other                                                                  172          401
           Sale of product line, net of assets disposed                            --        1,567
                                                                              -------      -------
                Net cash used for investing activities                         (3,442)      (3,271)
                                                                              -------      -------
Cash flows from financing activities:
           Net cash received on line of credit                                    637           --
           Net cash paid on line of credit                                         --       (2,608)
           Net proceeds (repayments) of capital leases and long term debt          --         (622)
           Proceeds from issuance of common stock                                 112           29
                                                                              -------      -------
                Net cash provided by (used in) financing activities               749       (3,201)
                                                                              -------      -------


Effect of exchange rate changes on cash                                           185          (31)

Net (decrease) increase in cash and cash equivalents                             (310)       2,162

Cash and cash equivalents at beginning of period                                5,716        2,010
                                                                              -------      -------
Cash and cash equivalents at end of period                                    $ 5,406      $ 4,172
                                                                              =======      =======
Non-cash investing and financing activities:
Supplementary disclosure:

Income taxes paid, net                                                        $    24           --
                                                                              =======      =======
Net interest paid                                                             $   308          864
                                                                              =======      =======


  The accompanying notes are an integral part of these condensed consolidated financial statements

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1) BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

     Ross Systems, Inc. listed as (NASDAQ:ROSS) since 1991, is a global supplier of business software solutions designed specifically for food and beverage, life sciences, chemicals, metals, natural products and other process manufacturers. The Company's iRenaissance family of software solutions is a comprehensive, modular suite including enterprise resource planning (ERP II), human resources, financials, materials management, manufacturing and distribution, supply chain management (SCM), customer relationship management (CRM), electronic commerce, business intelligence and analytics.

     Designed for process manufacturers and implemented by more than 3000 customers worldwide, iRenaissance collaborative business applications enable companies to leverage the Internet to optimize the management of internal operations and external channels with suppliers, distributors, brokers and customers. In addition to the aforementioned software suites, the Company also provides professional consulting services for implementation, custom application development and education. The Company offers ongoing maintenance and support services via the Internet and telephone help desks.

     The Company operates in one business segment and no individual customer accounts for more than 10% of total revenues. The Company does not have a concentration of credit risk in any one industry.

     The accompanying unaudited condensed consolidated financial statements of Ross Systems, Inc reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of March 31, 2002, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


It is the Company's policy to assess all its long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment losses, if applicable, would be calculated as the difference between the carrying value of the asset and the sum of anticipated future undiscounted cash flows. The calculation would be performed on an individual item basis. No impairment was noted in the first nine months of fiscal 2002.


4) ACCOUNTS RECEIVABLE

   As of the dates shown, accounts receivable consisted of the following (in thousands):


                                                            March 31,        June 30,
                                                              2002             2001
                                                          (unaudited)
                                                           ----------       ----------
   Trade accounts receivable                               $   14,092       $   13,390
   Less allowance for doubtful accounts and returns            (3,224)          (2,930)
                                                           ----------       ----------
                                                           $   10,868       $   10,460
                                                           ==========       ==========


5) PROPERTY AND EQUIPMENT

   As of the dates shown, property and equipment consisted of the following (in thousands):


                                                           March 31,        June 30,
                                                             2002             2001
                                                         (unaudited)
                                                          ---------         ---------
   Computer equipment                                     $   6,077         $   9,101
   Furniture and fixtures                                     1,255             1,782
   Leasehold improvements                                     1,427             1,546
                                                          ---------         ---------
                                                              8,759            12,429
   Less accumulated depreciation and amortization            (7,287)          (10,735)
                                                          ---------         ---------
                                                          $   1,472         $   1,694
                                                          =========         =========


6) OTHER INTANGIBLE ASSETS

   As of March 31, 2002, Goodwill consisted of the following (in thousands) (unaudited):

                                                                             Accumulated
                                                            Asset Value      Amortization     Net Value
                                                            -----------      ------------     ---------
   Excess of purchase price over tangible asset value of
   acquired software services companies                      $    4,414      $   (2,233)      $   2,181
                                                            -----------      ------------     ---------


The Company does not consider these assets to be impaired as of March 31, 2002 or at the date of filing this report on Form 10-Q. Presently the Company does not anticipate any future impairment of these assets. In accordance with the provisions of Statement on Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", the Company does not intend to record any future amortization of these assets. (See Note 12)

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Other intangible assets consisting of Capitalized Computer Software Costs, in the net amount of $25,173,000, will continue to be amortized over four years. (See Note 3.)

7) SOFTWARE REVENUE RECOGNITION

     The company recognizes revenue on software transactions in accordance with Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2). The financial statements contained herein have been prepared in accordance with the requirements of SOP 97-2.



8) COMPREHENSIVE INCOME

     Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income (loss) for the three -month and nine-month periods ended March 31, 2002 and 2001 were as follows (in thousands):


                                                        Three months ended   Nine months ended
                                                            March 31,            March 31,
                                                     -------------------    -------------------
                                                       2002        2001       2002       2001
                                                     -------    --------    -------    --------
         Net earnings (loss)                         $   381    $  2,787    $ 1,283    $ (1,241)
         Foreign currency translation adjustments       (223)        213        (37)        466
                                                     -------    --------    -------    --------
         Total comprehensive income (loss)           $   158    $  3,000    $ 1,246    $   (775)
                                                     =======    ========    =======    ========


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

     The following is a reconciliation of the numerators of diluted earnings per share, (in thousands):


                                                     Three months ended              Nine months ended
                                                          March 31,                      March 31,
                                                  ------------------------      --------------------------
                                                    2002            2001          2002              2001
                                                  -------        ---------      ---------        ---------
         Net earnings (loss)                      $   381        $   2,787      $   1,283        $  (1,241)
         Interest on convertible securities            38             13            113                  0
                                                  -------        ---------      ---------        ---------
         Numerator for diluted calculation        $   419        $   2,800      $   1,396        $  (1,241)
                                                  =======        =========      =========        =========


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




(b) Reverse Stock Split

     On April 27, 2001, the Company executed a reverse stock split, on the basis of 1 share for 10 shares. The split was approved by the stockholders in a special meeting on April 26, 2001. The reverse stock split facilitated the Company's continued listing on the Nasdaq National Market.



11) Gain on Sale of Product Line

     Effective February 28, 2001, the Company closed the sale of certain assets related to its Human Resource and Payroll product line to Now Solutions, LLC, a private company. At the same time the Company executed a distribution agreement with Now Solutions to continue to sell the product under license from Now Solutions as a complement to its enterprise systems for process manufacturing companies. The gross asset sale price was $6.1 million excluding incentives. After fees and expenses the transaction generated a gain on the sale of approximately $2.4 million before incentives. The twofold purpose of the transaction was to strengthen the Company's balance sheet and to enable the Company to focus on its core competencies in the process-manufacturing sector. Sales, services and maintenance revenues related to this product line for the eight months ended February 28, 2001 were approximately $4,806,000. The product line's total revenues for year ended June 30, 2000, were $8,052,000. The net book value of the intellectual property transferred in this sale was $3,936,000, and $4,134,000, at February 28, 2001, and June 30, 2000, respectively.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


12) NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", effective for transactions after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company has adopted these standards and has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. As of March 31, 2002 the Company reviewed goodwill and other intangible assets for impairment No impairment of these assets was noted. The pro-forma effects of FAS 142 on the nine months ended March 31, 2001 are such that the Company would have recorded $517,000 less in amortization expense and would have incurred a net loss of $724,000 versus the net loss of $1,241,000 actually reported.

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


13) GEOGRAPHIC SEGMENT INFORMATION

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


     As of and for the quarter ended March 31, 2002:

                                                     Net Income        Depreciation        Capital
                    Total Assets       Revenue         (Loss)        and Amortization    Expenditures
                    ------------       -------       ----------      ----------------    ------------
Belgium .........     $   577          $   250          $    14           $    --          $    78
Netherlands......       1,475            1,047               97                11               33
Germany .........          98              234               89                 1               --
Spain ...........       4,235            1,675              441                62               12
United Kingdom ..       2,904            1,578              146                14               20
North America ...      38,416            6,672             (406)            2,179              106
                      -------          -------          -------           -------          -------
Total ...........     $47,705          $11,456          $   381           $ 2,267          $   249
                      =======          =======          =======           =======          =======


     As of and for the quarter ended March 31, 2001:


                                                         Net Income        Depreciation      Capital
                       Gross Assets      Revenue           (Loss)        and Amortization  Expenditures
                       ------------      -------          --------       ----------------  ------------
Belgium ............    $   267          $   155          $   (16)          $     4          $     8
Netherlands ........      1,109              682               65                11               14
Germany ............        252              237               71                 0                0
Spain ..............      3,861            1,221              212                41               28
United Kingdom......      3,579            1,630               42                32                0
North America ......     42,133            7,569            2,413             2,152               13
                        -------          -------          -------           -------          -------
Total ..............    $51,201          $11,494          $ 2,787           $ 2,240          $    63
                        =======          =======          =======           =======          =======

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


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


Results of Operations

Revenues

     Total revenues for the quarter ended March 31, 2002 of $11,456,000 were virtually unchanged from $11,494,000 in the same quarter of fiscal 2001. Normalizing the prior year revenue comparison to exclude $790,000 due to the sale of the Company's HR/Payroll product on February 28, 2001, would result in an increase for current quarter of approximately 7% in total revenues as compared to the prior year's same quarter.

     Software product license revenues were $3,314,000 during the quarter ended March 31, 2002, an increase of $907,000, or 38%, from the same quarter in fiscal 2001. The Company experienced a decrease over the same quarter of fiscal 2001 in the North American market of approximately $364,000, or 39%. This North American decrease is primarily due to the continuing soft conditions in the enterprise software market in North America. The Company experienced a net increase of $407,000, or 28%, in the European markets over the same quarter in fiscal 2001. The increase in European software license sales represents an increase in demand for the Company's products primarily in Spain. Product license sales in the Asian and Pacific rim region increased by $864,000 to $900,000 during the quarter ended March 31, 2002, from $36,000 in the same quarter of fiscal 2001. This primarily reflects additional license sales with the Company's Japanese distributor.

     Consulting and other services revenues for the third quarter of fiscal 2002 increased 2% to $3,267,000 from $3,206,000 in the same quarter of fiscal 2001. Revenues from consulting and other services (which are typically recognized as performed) are generally correlated with software product license revenues
(which are typically recognized upon delivery), therefore, service revenues fluctuate based upon related fluctuations in software product revenue. For the quarter ended March 31, 2002, North American services revenues were virtually unchanged at $1,684,000 compared to $1,726,000 over the same quarter in the prior year. International services revenues increased $103,000, or 7% over the same quarter in the prior year. The increases in consulting and other service

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


revenues Internationally is attributable to services demand relating to the improving trend of software license sales in the region as well as the implementation of the Euro compliant version of the Company's software.

     Maintenance revenues for the third quarter decreased by $1,006,000 or 17% in the third quarter of fiscal 2002 versus the same quarter in the prior year. On a normalized basis, excluding the HR/Payroll product line from the prior quarter's revenues, maintenance revenues decreased by approximately 5% in the quarter ended March 31, 2002 over the same quarter in the prior fiscal year. This is attributable mainly to new maintenance contract additions from prior year software license sales at a lower rate than retirements in North America. The increase of $255,000 or 19% in International maintenance revenues is attributable mainly to the negotiation of new maintenance contracts, including back-maintenance provision, for contracts which had previously cancelled but have been reinstated on the Euro compliant version of the product. Maintenance contracts sold by third party distributors are included by the Company in software product license revenues because the Company has no support obligations to any of the distributors' customers.

     International revenues as a percentage of total revenues for the third quarter of fiscal 2002 increased to 51% in fiscal 2002 from 37% for the same quarter in fiscal 2001. International revenues increased $1,629,000 or 38% over the same quarter in the prior year. 78% of this increase was experienced in software license revenues with small increases in services and maintenance revenues respectively.

     North American revenues comprised 49% of the third quarter 2002 total revenues down from 63% in the same quarter of the prior year. North American revenues decreased 23% over the same quarter of the previous fiscal year. Of the aggregate decrease in total revenues of $1,667,000, approximately $790,000 is due to the sale of Human Resource and Payroll product line, which was sold in February 2001, and the balance is due to a reduction in software product license revenues and maintenance revenues.

     The following is a table showing the comparison of revenues for the quarter, and the nine months ended March 31, 2002, with the prior year's normalized revenue for the same periods, after deduction of approximate revenues of the HR/Payroll product line, which was sold February 28, 2001 (in thousands):


                                                   Three months ended              Nine months ended
                                                        March 31,                       March 31,
                                          ---------------------------------  ------------------------------
                                                     (approximate)                   (approximate)
                                                      (unaudited)                     (unaudited)
                                          ---------------------------------  ------------------------------
             Normalized/Proforma                2002             2001          2002             2001
         -------------------------            -------          -------       -------          -------
         Software product licenses            $ 3,314          $ 2,390       $ 9,414          $ 6,287
         Consulting and other services          3,267            9,315        11,486
                                                                                                3,166
         Maintenance                            4,875            5,148        15,317           16,183
                                              =======          =======       =======          =======

              Total revenues                  $11,456          $10,704       $34,046          $33,956
                                              =======          =======       =======          =======


Operating Expenses

     Costs of software product licenses include expenses primarily related to royalties paid to third parties. Third party royalty expenses will vary from quarter to quarter based on the number of third party products being sold by the Company. Major third party products sold by the Company include Oracle databases and other optional software including implementation, reporting, and productivity tools. Costs of software product licenses for the third quarter of fiscal 2002 increased by 14% to $403,000 from $352,000 in the third quarter of fiscal 2001. As a percentage of software product license revenue, the costs of software product licenses decreased to 12% in the third quarter of fiscal 2002 compared to 15% in the same quarter of fiscal 2001. The decrease in costs for

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


software product licenses for the quarter was primarily due to the decline of third party products sold in fiscal 2002 compared to the prior year.

     Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. The Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services decreased by 23% to $2,572,000 in the third quarter of fiscal 2002, as compared to $3,333,000 in the third quarter of fiscal 2001. The decrease in these costs for the quarter relates to the Company's improved utilization of a reduced headcount, and a lower content of third party consultants. Employee expenses decreased by $839,000, and administrative and facility expenses decreased by $53,000. The Company's operating margin resulting from consulting, maintenance and other services revenues for the third quarter of fiscal 2002 was 68%, up from 63% in the same quarter of fiscal 2001. The improvement in the gross profit margin for the three month period was due largely to decreased use of third party consultants and lower spending across the services organization.

     Sales and marketing expenses of $3,537,000 for the quarter ended March 31, 2002 reflected an increase of 16% when compared to $3,038,000 in the third quarter of fiscal 2001. This increase is due to the Company's initiative, through third party influence groups and trade shows, to communicate to process manufacturing companies the compelling advantages of using Ross software.

     Product development (research and development) expenses of $3,074,000 in the third quarter of fiscal 2002 were up from $2,615,000 in the same quarter of the prior year. The following table summarizes product development expenditures (in thousands):

                                                          Three months ended
                                                               March 31,
                                                         ---------------------
                                                            2002        2001
                                                         ---------  ----------

Gross Expenditures for Product Development...............$   2,066  $   2,356
Less: Expenses capitalized...............................   (1,017)    (1,490)
Plus: Amortization of previously capitalized amounts.....    2,026      1,833
                                                         ---------  ---------
Total Product Development Expenses.......................$   3,074  $   2,699
                                                         ---------  ---------

     As a percentage of total revenues, product development expenditures for the three-month period ended March 31, 2002 increased over expenditures in the same period of the prior year as a result of the lower capitalized expenses, and higher amortization of previously capitalized amounts in the third quarter of fiscal 2002. Product development expenditures decreased by 12% to $2,066,000 in the third quarter of fiscal 2002 as compared with $2,356,000 in the same period in the prior year. Product development costs that were capitalized decreased by $473,000 from the year ago period as a result of more projects nearing completion during the period preceding the third quarter of fiscal 2002 compared to the year earlier period. Amortization of previously capitalized amounts increased by $193,000 to $2,076,000 in the three month period ended March 31, 2002, from $1,833,000 in the third quarter of fiscal 2001. This increase was due to certain new and enhancement software product projects being completed during the quarter.

     General and administrative expenses for the quarter ended March 31, 2002 decreased by 9%, to $1,019,000 from $1,117,000 in the same quarter of the prior year. This decrease was due to minor savings in several expense categories.

     In the three month period ended March 31, 2002, the Company recorded a provision for doubtful accounts of $316,000, as compared to $245,000 recorded in the third quarter of fiscal 2001. The fiscal 2002 and 2001 provisions consisted

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


primarily  of  specific  customer  accounts   identified  as  being  potentially
uncollectible. These provisions represent management's best estimate of the doubtful accounts for each period.

     Amortization of other assets was zero in the third quarter of fiscal 2002 compared to $158,000 in the same quarter of the prior year. This reflects the change in accounting treatment due compliance with the new accounting pronouncement, Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, on Goodwill and Other Intangible Assets. See Note 3 in the Notes to the Unaudited, Condensed, Consolidated Financial Statements above.

Other Expense, Net

     Other expense for the quarter ended March 31, 2002 was $114,000 as compared to $219,000, in the same quarter of fiscal 2001. These amounts primarily consisted of interest expense related to borrowings under the Company's existing line of credit facility, and the reduction reflects the lower levels of Company indebtedness.

Income Tax Expense

     During the third quarter of fiscal 2002, the Company recorded an income tax expense of $40,000 compared with $2,000 recorded during the same quarter in fiscal 2001. The fiscal 2002 tax expense relates to withholding taxes in certain foreign jurisdictions where the Company had either no available net operating losses or had to pay treaty-based taxes. The foreign taxes were partially offset by a tax refund which the Company accounted for on the cash basis , since the recoverability of the refund was not previously assured.

Liquidity and Capital Resources

     In the first nine months of fiscal 2002, net cash provided by operating activities decreased $6,467,000 compared to the same period of the prior year. This included an aggregate net decrease in the non-cash charges for depreciation, amortization and provisions for bad debt of $1,333,000 and an aggregate decrease in the combined cash use of prepaids and other current assets, taxes payable, accrued expenses, accounts payable and deferred revenues of $2,946,000. In addition, source of cash decreased by $10,604,000 in accounts receivable in the nine months ended March 31, 2002 as compared to the same period in fiscal 2001. This net cash decrease was offset by cash provided by an increase of Company earnings of $2,524,000 in the first nine months of fiscal 2002 as compared to the first nine months of fiscal 2001. The increase in cash use in accounts payable of $1,993,000 in the first nine months of fiscal 2002, is a direct result of the Company's ongoing program to reduce vendor balances to more appropriate levels.

     In the first nine months of fiscal 2002, the Company utilized $3,442,000 for investing activities versus $3,271,000 over the same period of the prior year, an increase of $171,000. Investment in property and equipment was up $379,000 to $508,000 in the first nine months of fiscal 2002, from $129,000 in same period in the prior year. Investments in capitalized computer software costs decreased by $2,045,000 due to lower development headcount during fiscal 2002 as well as the impact of more projects being completed during the nine month period in fiscal 2002 compared to the year earlier period.

     As previously reported, the Company divested its HR/Payroll product line effective February 28, 2001. Fiscal 2001 benefited from a non-recurring net cash received of $1,567,000 from this sale. The nature of the product required intense development, which is no longer required. The majority of the developers associated with this product were released by the Company, and hired by the purchaser.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


     Other investment items decreased by $229,000, which was primarily due to the profit on sale of fixed assets in the prior year period compared to nominal sales of fixed assets in the current fiscal year.

     Net cash flows used for financing activities increased by $3,950,000 for the nine months ended March 31, 2002, versus the same nine month period of the prior fiscal year. Cash increased by borrowing a net $637,000 under the Company's line of credit during the nine months ended March 31, 2001. In the same period in the prior fiscal year, the Company decreased cash by net repayments or $2,608,000 under the line of credit. Repayments under capital leases decreased by $622,000. Proceeds from the issue of shares to employees under the Employee Stock Purchase Plan, and the exercise of options by employees, amounted to $112,000.

     At March 31, 2002 the Company had $5,407,000 of cash and cash equivalents. The Company also has a revolving credit facility with an asset-based lender with a maximum credit line for up to $5,000,000, an expiration date of July 31, 2002, and an interest rate equal to the Prime Rate plus 2%. The Company is in negotiation with various lenders to replace the credit facility. Management believes these negotiations will be complete and a new line in place by June 30, 2002. Borrowings under the credit facility are collateralized by substantially all assets of the Company. At March 31, 2002, the Company had $4,346,000 outstanding against the $5,000,000 revolving credit facility, and based on eligible accounts receivable at March 31, 2002, the Company's cash and remaining borrowing capacity under the revolving credit facility totaled approximately $3,683,000 compared to $2,445,000 at March 31, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Foreign Exchange: The company has a world-wide presence and as such maintains offices and derives revenues from sources overseas. For the third quarter of fiscal 2002, international revenues as a percentage of total revenues were approximately 51%. The Company's international business is subject to typical risks of an international business, including, but not limited to: differing economic conditions, changes in political climates, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the first nine months of fiscal 2002 was not material.

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Item 4.           Submission of Matters to a Vote of Security Holders

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



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



ITEMS 1, 2, 3, 4, AND 5 HAVE BEEN OMITTED, AS THEY ARE NOT APPLICABLE.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ROSS SYSTEMS, INC.


Date:  May 14, 2002                /s/ VEROME M. JOHNSTON
                                   ----------------------
                                   Verome M. Johnston
                                   Vice President, Chief Financial Officer

                                   (Principal Financial and Accounting Officer and Duly Authorized Officer)

                               ROSS SYSTEMS, INC.
                                INDEX TO EXHIBITS

     Exhibit
       No.          Description
     -------        -----------