Form 10-K
period 2002-06-30
ROSS SYSTEMS INC/CA
filed 2002-09-30
CIK 873594

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                    FORM 10-K
(Mark One)

   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

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
           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                      on which registered
-------------------                                     ---------------------
None......................................................      None

           Securities registered pursuant to Section 12(g) of the Act:
        Common Stock, $0.001 par value; Preferred Shares Purchase Rights

                            ------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 24, 2002 as reported by the NASDAQ National Market, was approximately $19,207,970. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of August 31, 2002, the Registrant had outstanding 2,645,726 shares of Common Stock, and 500,000 Series A 7.5%, convertible preference shares.

                            ------------------------



                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain items in Part III of this form 10-K Report are incorporated by reference to the Registrant's Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders to be held November 14, 2002


================================================================================

 ROSS SYSTEMS, INC AND SUBSIDIARIES



                               ROSS SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 2002
                                TABLE OF CONTENTS


                                                                                                           Page No.
                                                                                                           --------
PART I
Item 1.    Business......................................................................................     1
Item 2.    Properties....................................................................................     5
Item 3.    Legal Proceedings.............................................................................     6
Item 4.    Submission of Matters to a Vote of Security Holders...........................................     6
PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.........................     7
Item 6.    Selected Financial Data.......................................................................     8
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........     9
Item 7.A.  Quantitative and Qualitative Disclosures about Market Risk....................................    19
Item 8.    Financial Statements and Supplementary Data...................................................    19
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........    19
PART III
Item 10.   Directors and Executive Officers of the Registrant............................................    21
Item 11.   Executive Compensation........................................................................    22
Item 12.   Security Ownership of Certain Beneficial Owners and Management................................    22
Item 13.   Certain Relationships and Related Transactions................................................    22
PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................    23
SIGNATURES...............................................................................................    24


                       ROSS SYSTEMS, INC AND SUBSIDIARIES

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

         Ross Systems Inc. (NASDAQ:ROSS) founded in 1972, supplies leading enterprise solutions software designed for process manufacturing companies primarily in the food and beverage, life sciences, chemicals, metals and natural products industries. The Company offers the award-winning iRenaissance(TM) family of software solutions which is an integrated suite of enterprise resource planning (ERP II), financials, materials management, manufacturing and distribution, supply chain management (SCM), advanced planning and scheduling, customer relationship management (CRM), electronic commerce, business intelligence and analytics applications.

         iRenaissance   applications  are  renowned  for  their  deep  and  rich
functional fit to process industry requirements as well as their short implementation times and cost-effective returns on investment.

         More than 1,000 companies around the world use Ross Systems solutions on a wide range of popular databases, including Oracle and Microsoft, as well as operating systems including NT and UNIX. Ross Systems has more than 10 offices globally, to serve its customers. Customers are primarily medium-sized companies (with annual sales of $50 million to $1 billion) upgrading internal systems to improve profitability through the availability of timely and accurate information, ensure compliance with regulatory requirements such as those imposed by the FDA and USDA, and collaborate effectively with customer and suppliers.

         The Company licenses its products to customers through a direct sales force in North America and Western Europe as well as independent distributors in dozens of other markets worldwide.


Products

         The   Company   markets  a  broad  range  of   sophisticated   business
applications that address B2B electronic commerce including procurement, collaborative planning, financial, manufacturing, distribution, supply chain management, and human resource needs of process manufacturers. Specifically, these applications are designed to address the unique requirements of manufacturers in the food and beverage, life sciences, chemicals, metals and natural products industries. In addition, the Company supports a large installed base of companies, which utilize the Company's financial products exclusively. The Company's software product license fees are based on the modules licensed and the number of concurrent users supported by the hardware on which the modules operate.


Technology

The Company leverages contemporary Internet technologies to enable significant benefits for its customers. Many Ross customers have benefited from technology obsolescence protection as they have moved from older computing platforms to current platforms without reinstallation of the iRenaissance applications or re-writes of custom-developed applications. Built on a highly flexible technology platform, iRenaissance applications cost-effectively support mid-size companies and scale effectively to support large, global organizations with thousands of users processing hundreds of thousands of transactions daily. Ross customers also benefit from the low cost of deployment and centralized maintenance afforded by browser-based PC clients that provide secure access from any PC with Internet access, to the system infrastructure at central locations where the software resides and the data is

                    ROSS SYSTEMS, INC AND SUBSIDIARIES

managed. End-user satisfaction is enhanced by highly configurable and easily personalized applications that provide follow-me profiles for each user, regardless of physical location. Utilizing contemporary standards such as XML, SOAP, Microsoft .NET and others, iRenaissance applications can be effectively connected to any other applications or devices via the Internet. Robust security features that leverage Internet standards protect applications and data with both user-based and application function profiles. The security facilities further enable companies in their effort to achieve regulatory compliance by providing detailed audit trails for every action taken by every user.

         The Company offers its comprehensive Enterprise Resource Planning ("ERP") solution with functionality specifically tailored to the unique formula and specifications-based requirements of process manufacturers, including the food and beverage, life sciences, chemicals, metals and natural products companies. The Company believes that this native functionality is superior to the alternative offered by most of the Company's competitors. The product may be deployed in a thin client mode and accessed directly through a web browser to permit the greatest performance advantage and streamlined deployment for companies using remote communications over the Internet.

         The iRenaissance(TM) applications run on Microsoft's Windows NT; Compaq Corporation's ("Compaq") Alpha, UNIX, and Open VMS operating systems; International Business Machines Corporation's ("IBM") RS/6000; Hewlett-Packard Company's ("HP") HP-UX; Sun's Solaris operating system, and Fujitsu's DS-90 UNIX. The company's products currently support multiple database management systems, including: Oracle Systems Corporation's Oracle 8i, and Microsoft's SQL Server 7.

         The Company's Renaissance classic line of general business accounting applications is feature rich and well integrated. The Company has continued to enhance these applications to serve existing customers. The Company will continue to support the Renaissance classic products to its installed base of customers. To provide a long-term growth path for Renaissance classic customers, the Company offers them the ability to upgrade to its new products at attractive pricing.

Product Line Expansion

     In fiscal 2002, the Company continued to expand its product line in the collaborative business to business (B2B) applications. With connectivity to the ERP backbone systems over the Internet to customers and suppliers, these products enable customers to tightly link trading partner supply chains to achieve sustainable competitive advantage. These applications enable companies to leverage the Internet to automate business processes and effectively manage business resources. This includes:

          iRenaissance ERP - Designed specifically to address the needs of process manufacturing companies, with applications for Manufacturing & Distribution, Financials and Human Resources management. The Manufacturing & Distribution application provides process-specific inventory, quality management, regulatory compliance management and risk mitigation solutions. It is tightly integrated with the Financials applications, providing the benefit of comprehensive management of order-to-cash, manufacturing planning and procure-to-pay processes.

          The  Financials   applications   are  tightly   integrated   with  the
     Manufacturing & Distribution applications to enable the efficient management and optimization of business operations. Deep functionality provides the support necessary for multi-company, multi-language and multi-currency requirements.

          The  Human   Resources   application  is  also   integrated  with  the
     applications, and enables management of employee resources including payments, benefits administration, 401K and performance management.

          iRenaissance SCM - Designed with many unique capabilities needed by process manufacturing companies, this comprehensive solution provides tightly integrated Supply Chain Management applications that help companies maximize and strengthen collaborative commerce, planning and forecasting activities across the supply chain.

          Demand Management applications enable companies to accurately forecast demand, down to the customer location level, and simultaneously improve customer service while reducing inventory. It is especially suited to the needs of process manufacturers whose ingredient demand patterns vary widely based on seasonality, availability, and potency.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

          The Supply Management applications bring together the best, unconstrained demand plan with available supply, allowing companies to tightly link and track business plans and departmental operations. It includes Replenishment Planning, Optimized Orders, Advanced Planning and Advanced Scheduling modules.

          The Sales and Operations Planning application combines information from outside and inside the enterprise, and effectively applies it to the decision support system for a company's supply chain. This application dynamically extracts data and information from iRenaissance SCM applications and other iRenaissance solutions in order to generate sophisticated analyses and plans that provide a management tool to measure performance and judge the impact of proposed corrective actions.

     iRenaissance CRM - This sophisticated Customer Relationship Management solution provides customers with Web-based selling, customer self-service, specialized order entry, integrated sales and marketing programs, broker and distributor portals, client tracking and performance management applications.

          In addition to providing robust support for sales force automation requirements, this application also addresses the complex challenges of multi-tier distribution and revenue channels often faced by companies in the process manufacturing industries.

     iRenaissance Commerce - enables companies to cost-effectively extend internal applications to the web to improve collaboration and service levels provided to customers and channel partners. Companies leverage iRenaissance Commerce to offer their customers and prospects value before, during and after the sale, and take full advantage of cross-selling opportunities. Additionally, using iRenaissance Commerce, existing iRenaissance applications can be leveraged to publish dynamic product catalogs, support 24x7 customer self-service and order status inquiry, and take orders via the web.


Third-Party Products

          The Company resells complementary software products licensed from third parties, including applications for custom reporting of information maintained by the Company's programs such as Business Objects for executive information, and FRx for financial reporting and budgeting, as well as certain middle-ware products. The Company resells other privately labeled software products licensed from third parties including Prescient Systems (rebranded as iRenaissance SCM) and Selligent (rebranded as iRenaissance
     CRM). Additionally, the Company has entered into agreements which enable it to resell database products and other products that are sublicensed to end users in conjunction with certain of the Company's open systems products. License revenues from the products described in this paragraph constitute approximately 18% of total software product license revenue in fiscal 2002

Services

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

          Application Consulting involves in-depth analysis of the client's specific needs and the preparation of detailed plans that list step-by-step actions and procedures necessary to achieve a timely and successful implementation of the Company's software products. These services are generally offered on a time and expense reimbursement basis.

          Technical Consulting involves evaluating and managing the client's needs by supplying custom application systems, custom interfaces, data conversions, and system conversions. Consultants participate in a wide range of

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

     activities, including requirements definition, and software design, development and implementation. The Company also provides advanced technology services focused on networking, database administration and tuning. These services are generally offered on a time and expense reimbursement basis. The Company also provides remote systems management, and remote applications management.

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

     Client Support

          The Company's Client Support functions include web-based support, telephone support, technical publications and product support guides, which are provided under the Company's standard maintenance agreements. The annual maintenance fee for these services is 20% price for the licensed software. The standard maintenance agreement also entitles clients to certain new product releases and product enhancements.


     Marketing and Sales

          The Company sells its products and services in the US and Western Europe primarily through its direct sales force. At June 30, 2002, the Company had 46 sales and marketing employees. In other areas of the world, the Company sells its products through distributors. In support of its sales force and distributors, the Company conducts comprehensive marketing programs which include telemarketing, direct mailings, advertising, promotional material, seminars, trade shows, public relations and on-going customer communication.

          The Company is based in Atlanta, Georgia, with a regional direct sales force covering all major US business locations. The Company has subsidiaries in Antwerp, Belgium; Ottawa, Canada; Berlin, Germany; Utrecht, the Netherlands; Barcelona, Spain; Northampton, United Kingdom as well as Hong Kong and Singapore.

          The Company has distribution arrangements with distributors in the following countries: Argentina, Australia, Brazil, Chile, China, Colombia, Czech Republic, Denmark, Finland, Germany, Greece, Hong Kong, Hungary, Indonesia, Ireland, Italy, Japan, Jordan, Lebanon, Malaysia, Mexico, Morocco, New Zealand, Norway, Pakistan, Peru, Poland, Portugal, Rumania, Russia, Saudi Arabia, Singapore, Slovak Republic, Sweden, Taiwan, Thailand, Uruguay and Venezuela. These distributors pay the Company royalties on the sales of the Company's products and maintenance services.

          International revenues (from foreign operations and export sales) represented approximately 45%, 33%, and 32%, of the Company's revenues in fiscal 2002, 2001, and 2000, respectively. The Company intends to broaden its presence in international markets by entering into additional distribution agreements.


     Product Development and Acquisitions

          To meet the increasingly sophisticated needs of its customers and address potential new markets, the Company continually strives to enhance its existing product functionality. The Company surveys the needs of its customers annually through ballots and at its user conference and incorporates many of their recommendations into its products. The Company also conducts a variety of forms of market research with industry analyst groups and targeted industries to determine strategies for new features and functions. The Company is committed to achieving advances in the use of computer systems technology and to expanding the breadth of its product line.

          The Company intends to expand its potential markets by developing new products which address the needs of additional prospective customers, including those in key international markets related to both language, currency and local accounting custom and procedure. iRenaissance version
     5.7 was released in the fourth quarter of fiscal 2002. During fiscal 2002, the Company changed some aspects of its technology direction. The internet related functionality of the iRenaissance product was re-directed from the "java" based development to the Microsoft ".net" technology. This strategic re-direction was based on the Company's belief that the .net technology will serve the Company and its customers better in the future, due to fuller market penetration, better standards of compatibility, and superior technical adaptability. The Company's internet based offerings are currently being converted to the new technology and the first releases of the changed products should occur before the end of the calendar year.
     Development of version 6.0 of the product has commenced and the Company plans to release this

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

     version in the second quarter of fiscal 2004. The majority of the capitalized software cost of $14,036,000 consists of previously completed projects and is currently being amortized. In fiscal 2002 the Company introduced iRenaissance SCM, iRenaissance CRM, and iRenaissance Commerce to its product suite.


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


     Employees

          As of June 30, 2002, the Company employed a total of 256 full time employees, including 46 in sales and marketing, 42 in product development, 127 in professional services and client support, and 41 in finance, administration and operations. The Company's employees are not represented by a labor union, and the Company believes that its employee relations are good.



ITEM 2. PROPERTIES

          The Company's corporate headquarters, research and development, sales, marketing, consulting and support facilities are located in Atlanta, Georgia, where the Company occupies approximately 22,000 square feet. The Company also maintains a facility for product development in Escondido, California, which occupies 3,200 square feet.

          International offices are maintained in Belgium (Antwerp); China (Hong
     Kong); England (Northampton); Germany (Berlin); Netherlands (Utrecht); New Zealand (Auckland); and Spain (Barcelona).

          At June 30, 2002, all facilities are leased with periods remaining to renewal varying from nine months to thirteen years. The Company believes its facilities are adequate for its current needs and that the Company can obtain suitable additional space as required.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

ITEM 3. LEGAL PROCEEDINGS

          As of and for the fiscal year ended June 30, 2002, the Company is not a party to any pending litigation other than ordinary routine litigation that is incidental to the operations of the business and the Company is not aware of any threatened litigation. The Company believes that routine litigation currently in process is unlikely to have a material adverse effect on its financial results.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SHAREHOLDER
     MATTERS

          The following table sets forth the range of high and low bid prices for the Company's Common Stock on the NASDAQ National Market for each of the quarters of fiscal 2002 and 2001. The Company's Common Stock trades under the NASDAQ symbol ROSS.

Fiscal 2002                                High               Low
----------                                 ----              ----

First quarter......................       $4.08             $2.94
Second quarter.....................       $6.31             $2.38
Third quarter......................      $11.56             $5.82
Fourth quarter.....................      $11.65             $7.80

Fiscal 2001                                High               Low
----------                                 ----              ----

First quarter......................      $15.62             $6.56
Second quarter.....................       $6.87             $1.87
Third quarter......................       $7.81             $2.18
Fourth quarter.....................       $4.45             $1.87


          The Company has never declared or paid cash dividends on its Common Stock, and the Company does not plan to declare or pay dividends in the future. The Company intends to use earnings to finance the expansion of its business. In addition, the Company's line of credit agreement with Silicon Valley Bank dated September 24, 2002, contains certain covenants which limit the Company's ability to pay cash dividends. This does not affect the dividends payable on the Convertible Preference Shares in issue.

          As of September 24, 2002, the number of Common Stock, stockholders in street name and of record exceeded 6,500.

          On June 29, 2001, the Company issued mandatorily convertible preferred stock to a qualified investor in a private placement transaction. In summary, the investor purchased 500,000 preferred shares at $4 per share yielding $2,000,000 for the Company. This price represented a premium to the market for the Company's common stock at the time of issuance. The preferred shares cannot be converted for one year but must be converted within five years from the issue date. The shares earn dividends at the rate of 7.5%. At September 20, 2002 none of the preference shares had been converted to common stock. The shares are convertible, one for one, at a price of $4.00 per share.

          On April 27, 2001 the Company executed a 1 for 10 reverse stock split. All share data for the year ended June 30, 2002 contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the "Consolidated Financial Statements" reflects the split and all comparative numbers of shares for prior periods have been restated to conform.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of Ross Systems, and Notes thereto, and other financial information included elsewhere in this Form 10-K. Historical results are not necessarily indicative of results that may be expected in for future periods.


                                                 CONSOLIDATED FINANCIAL DATA
                                            (In thousands, except earnings per share)

                                                                                      Years Ended June 30,
                                                                       ------------------------------------------------------------
                                                                          2002        2001          2000        1999         1998
                                                                          ----        ----          ----        ----         ----


Statements of Operations Data:
Total revenues (1)..................................................   $  46,053   $  50,805     $  83,399   $ 106,024    $  94,716
Operating earnings (loss) (2) (3)...................................   $  (8,667)  $  (2,024)    $  (8,143)  $  (3,936)   $   4,140
Net earnings (loss) ................................................   $  (9,424)  $    (842)    $  (9,662)  $  (5,626)   $   2,595
Net earnings (loss) available to common stockholders
                                                                       $  (9,574)  $    (842)    $  (9,662)  $  (5,626)   $   2,595
Diluted net earnings (loss) per share ..............................   $   (3.65)  $   (0.33)    $   (4.15)  $   (2.53)   $    1.27
      Shares used in computing diluted net earnings (loss) per share
                                                                           2,625       2,566         2,330       2,223        2,039
Balance Sheet Data:
Working capital (deficits)..........................................   $  (3,786)  $  (9,640)    $ (15,340)  $  (3,745)   $   5,544
Total assets .......................................................   $  37,618   $  50,462     $  64,295   $  83,185    $  78,189
Long-term debt, less current portion ...............................          --          --     $   2,627       3,705        8,918

Preferred stock, no par value 5,000,000 shares authorized;
 500,000 shares issued and outstanding .............................   $   2,000   $   2,000            --          --           --
Total shareholders' equity .........................................   $  13,943   $  23,104     $  20,890   $  29,257    $  30,774


(1) Revenues and operating costs have been increased in all years by the reclassification of Reimbursable Expenses to comply with EITF 01-14. See note 1(h) in the notes to the  Consolidated  Financial  Statements  on page
     F-8.


(2) In accordance with the adoption on SFAS No. 142, the Company ceased amortization of Goodwill beginning July 1, 2001. See note 1(p) to the Consolidated Financial Statements on page F-10.


(3) In accordance with SFAS No. 86, the Company recorded an impairment of Capitalized Software Costs during the year ended June 30, 2002. See note 1(r) to the Consolidated Financial Statements on page F-12

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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



     Critical Accounting Policies

          Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

          Revenue Recognition In accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", the Company recognizes revenues from licenses of computer software "up-front" provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. Where the Company has future obligations, if such obligations are insignificant, related costs are accrued immediately. When the obligations are significant, the software product license revenues are deferred. Future contractual obligations can include software customization, requirements to provide additional products in the future and porting products to new platforms. Contracts which require significant software customization are accounted for on the percentage-of-completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

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

          Computer Software Costs. The Company capitalizes computer software product development costs incurred in developing a product once technological feasibility has been established and until the product is available for general release to customers. Technological feasibility is established when the Company either (i) completes a detail program design that encompasses product function, feature and technical requirements and is ready for coding and confirms that the product design is complete, that the necessary skills, hardware and software technology are available to produce the product, that the completeness of the detail program design is consistent with the product design by documenting and tracing the detail program design to the product specifications, and that the detail program design has been reviewed for high-risk development issues and any related uncertainties have been resolved through coding and testing or (ii) completes a product design and working model of the software product, and the completeness of the working model and its consistency with the product design have been confirmed by testing. The Company evaluates realizability of the capitalized amounts based on expected revenues from the product over the remaining product life. Where future revenue streams are not expected to cover remaining amounts to be amortized, the Company either accelerates amortization or expenses remaining capitalized amounts. Amortization of such costs is computed as the greater of (1) the ratio of current revenues to expected revenues from the related product sales or (2) a straight-line basis over the expected economic life of the product (not to exceed five years. Software costs related to the development of new products incurred prior to establishing technological feasibility or after general release are expensed as incurred.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

     Results of Operations

     Fiscal Years Ended June 30, 2002, 2001, and 2000

          The following table sets forth certain items reflected in the Company's consolidated statements of operations as a percentage of total revenues for the periods indicated, and a comparison of such statements is shown as a percentage increase or decrease from the prior year's results:

                                                                         Percentage of Revenue
                                                                             Year Ended                            Percentage
                                                                             June 30,                        Increase (Decrease)
                                                                         ---------------------------------   -----------------------
                                                                              2002        2001       2000     2002/2001   2001/2000
                                                                              ----        ----       ----     ---------   ---------

Revenues:
Software product licenses ..............................................        28%         19%         23%         35%        (49%)
Consulting and other services ..........................................        26          29          40         (20)        (54)
Maintenance ............................................................        44          49          33         (19)        (11)
Reimbursable expenses ..................................................         2           3           4         (36)        (62)
                                                                              ----        ----        ----        ----        ----
                 Total revenues ........................................       100%        100%        100%         (9%)       (38%)
                                                                              ----        ----        ----        ----        ----
                                                                              ----        ----        ----        ----        ----
Operating expenses:
Costs of software product licenses .....................................         4%          2%          3%         91%        (54%)
Costs of consulting, maintenance and other services ....................        23          35          53         (40)        (60)
Software product license sales and marketing ...........................        31          30          25          (5)        (27)
Product development ....................................................        25          23          12          --          15
General and administrative .............................................        10           9           9          (1)        (38)
Provision for uncollectible accounts ...................................         3           3           6          (5)        (67)
Amortization of goodwill ...............................................        --           1           1          --         (31)
Non-recurring (benefit) costs ..........................................        (1)          2           1          --         (31)

Non-cash charge for impairment of capitalized software costs ...........       (24)         --          --          --          --
                                                                              ----        ----        ----        ----        ----
                 Total operating expenses ..............................       119         104         110          (5)        (42)
                                                                              ----        ----        ----        ----        ----
                 Operating profit (loss) ...............................       (19)         (4)        (10)         --         (75)
Other expense, net .....................................................        (1)         (2)         (1)        (34)          1
Gain on sale of product line ...........................................         5          --          --          --
                                                                              ----        ----        ----        ----        ----
                 Loss before income taxes ..............................       (21)         (2)        (11)       1033         (91)
Income tax benefit (expense) ...........................................        (0)         (0)         (0)       1366         (97)
                                                                              ----        ----        ----        ----        ----
                 Net loss ..............................................       (21%)        (2%)       (12)%      1037%        (91%)
                                                                              ----        ----        ----        ----        ----


          Revenues. Revenues were affected by the sale in February 2001, of the Human Resource product line. Fiscal 2001 therefore reflects mix of full and partial years of product line activity. For comparison purposes, revenues for fiscal 2001, and 2000 have been adjusted to exclude the Human Resource product line activity. This revenue is referred to as "adjusted revenue".

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

     Comparisons of both adjusted revenue and total revenue follow below (in thousands):

                                                        Estimated Adjusted Revenues                      Actual Revenues
                                                               Year Ended                                  Year Ended
Revenue comparison                                              June 30,                                     June 30,
                                                    -------------------------------            -------------------------------------
                                                    2002         2001          2000             2001          2001             2000
                                                    ----         ----          ----             ----          ----             ----

Revenues:
Software product licenses ................        $13,026        $ 9,130        $17,774        $13,026        $ 9,607        $18,943
Consulting and other services ............         12,179         13,845         30,700         12,179         15,213         33,339
Maintenance ..............................         20,014         21,717         23,478         20,014         24,678         27,722
Reimbursable expenses ....................            834          1,307          3,395            834          1,307          3,395

                 Total revenues ..........        $46,053        $45,769        $75,347        $46,053        $50,805        $83,399
                                                  -------        -------        -------        -------        -------        -------


          Adjusted revenues, as defined above, were slightly increased at $46,053,000 in fiscal 2002 from $45,769,000 in fiscal 2001. Adjusted revenues decreased 38% to $45,769,000 in fiscal 2001 from $75,347,000 in 2000. Adjusted software product license revenues increased by 43% from fiscal 2001 to fiscal 2002, and decreased 49% from fiscal 2000 to 2001. Adjusted consulting revenues decreased 12% from fiscal 2001 to fiscal 2002, and decreased 55% from fiscal 2000 to 2001. Adjusted maintenance revenues from first year and renewed maintenance agreements, both of which are recognized ratably over the maintenance period, decreased 8% from fiscal 2001 to fiscal 2002, and 8% from fiscal 2000 to 2001.


          Total actual revenues decreased 9% to $46,053,000, in fiscal 2002 from $50,805,000 in 2001. Fiscal 2001 revenues represented a 39% decrease from revenues of $83,399,000 in 2000. Software product license revenues increased 36% from fiscal 2001 to fiscal 2002, and decreased 49% from fiscal 2000 to 2001. Consulting revenues decreased 20% from fiscal 2001 to fiscal 2002, and decreased 54% from fiscal 2000 to 2001. Maintenance revenues from first year and renewed maintenance agreements, both of which are recognized ratably over the maintenance period, decreased 19% from fiscal 2001 to fiscal 2002 and decreased 11% from fiscal 2000 to 2001. Maintenance agreements are renewed annually by most of the Company's maintenance customers. This decrease primarily reflects the absence of the maintenance revenue attributable the HR/Payroll product line in the current fiscal year as compared to the prior year which includes nine months of HR/Payroll maintenance. In addition, some maintenance contracts expired without renewal. Reimbursable expenses decreased 36% to $834,000 in fiscal 2002, from $1,307,000 in fiscal 2001, and decreased 62% from fiscal 2000 to 2001.

          Software product license revenues in the North American market decreased by 18% in fiscal 2002. The Company believes that this decrease is a continuation of the industry-wide slow-down in ERP software sales in North America over the last two years. In the European market, the Company's software license sales have grown by 74% over the prior year. This was due to a combination of improved marketing of the Company's products in some regions, and a perceived slight improvement in the software sales environment in Europe when compared to the prior year. Software license sales in the Asia/Pacific Rim region increased by 148% to $2,853,000 in fiscal 2002, from $1,150,000 in fiscal 2001, which was due primarily to an increase in sales through the Company's distributor in Japan. Within Europe, most of the increases in software product license revenues were experienced in Spain and the Benelux, while sales in the UK were slightly down.

          Revenues from consulting and other services (which are recognized as performed) correlate with software product license revenues (which are recognized upon delivery), so that when software product license revenues decrease, future period services revenues generally decrease as a result. In fiscal 2002, consulting and other services revenues decreased 20%, from fiscal 2001 results. Services revenues in North America were affected by the absence of revenue associated with the HR/Payroll product line, and hampered by fewer new customers, due to lower new license revenues. In the European market, services revenues were flat in comparison to the prior year, bolstered in part by some additional activity related to the Euro conversion. Fiscal 2001 consulting and other services revenues decreased 54%, or $18,126,000, over fiscal 2000 results.

          As a percentage of total revenues, the Company's international operations grew to 45% in fiscal 2002 and remained relatively consistent at 33% and 32% in fiscal years 2001 and 2000 respectively. The revenue growth in 2002 reflects the increases in the Company's share of the Spain and Japanese markets.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

          The Company's largest Pacific Rim contract represents a distributor agreement with a Japanese distributor whereby the distributor has an exclusive license to reproduce and sell certain Ross products in the Pacific Rim. The Company negotiated agreements whereby annual minimum royalties of $1.9 million, $755,000 and $1.9 million were earned during fiscal 2002, 2001 and 2000, respectively. The changes in this source of revenue reflect an improving market in fiscal 2002, and a weakening of demand in fiscal year 2001.

          Revenues have been derived from a relatively large number of customers. No single customer accounted for more than 10% of revenues during fiscal 2002, 2001 or 2000. The Company's customers are evenly spread among the industry verticals within the process manufacturing market .

          Reimbursable Expenses. Prior to January 1, 2002, the Company recorded reimbursement by its customers for out-of-pocket expenses as a decrease to cost of services. The Company's results of operations for the fiscal years June 30, 2002, 2001, and 2000 have been reclassified for comparable purposes in accordance with the Emerging Issues Task Force release 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred". The effect of this reclassification was to increase both revenues and cost of services by $834,000, $1,307,000 and $3,395,000 for fiscal years 2002, 2001, and 2000 respectively.

          Costs of software product licenses. Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the mix of third-party products being sold. Costs of software product licenses for fiscal 2002 increased by 91% to $1,870,000 from fiscal 2001. This increase was due to increased third party royalties associated with the larger volume of software license sales in the 2002, and a higher third party content in software license sales. In fiscal 2001, costs of software product licenses decreased by 54% to $980,000 from $2,137,000 in the prior year. This decrease was due to the overall reduced software volumes. As a percent of software revenue, third party royalties comprised 14% in fiscal 2002, compared to 10% for fiscal 2001, and 11% for fiscal 2000.

          Costs of consulting, maintenance and other services. Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. From time to time the Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenanceand other services, net of reimbursable expenses, decreased 40% to $9,763,000 from $16,288,000, and decreased 60% in fiscal 2001 from $41,016,000 in fiscal 2000. The lower levels of expenditure in fiscal 2002 reflect the savings in employee costs as a result of the significant headcount reduction in 2001 affecting 2002, and the absence of services and customer support costs relating to the HR/Payroll product line sold in the prior year. The decline in fiscal 2001 is composed primarily of a $4,183,000 decrease in third party service costs, and a decrease of $ 8,502,000 in employee expenses. The fiscal 2002 levels of personnel in services and customer support have produced improved productivity for the year, resulting in improving margins.

          Gross Profit Margins. The Company's gross profit margins resulting from consulting, maintenance and other services revenues for fiscal 2002, 2001, and 2000 were 70%, 59%, and 33%, respectively. The improvement in gross profit margins from fiscal 2001 to 2002, and fiscal 2000 to 2001 is due primarily to the greater proportion of maintenance revenue. Maintenance revenues comprised 61% of services revenues in fiscal 2002, compared to 60% in fiscal 2001, and 43% in fiscal 2000. Maintenance revenues are less affected by cyclical economic factors, whilst consulting revenues will vary according to current market and economic conditions. Consulting, maintenance and other service revenues represented 71% of total revenues in fiscal 2002, 81% of total revenues in fiscal 2001, and 77% of total revenues in fiscal 2000. This was due to the decrease in maintenance and consulting revenues in 2002 associated with the sale of the HR/Payroll product line in the third quarter of 2001, and an increase in license revenues in fiscal 2002 over fiscal 2001.

          Software Product License Sales and Marketing Expenses. Software product license sales and marketing expenses decreased by 5% to $14,318,000 in fiscal 2002 from $15,026,000 in fiscal 2001, and decreased by $5,559,000 or 27% in fiscal 2001 as compared to fiscal 2000. The decreases for fiscal 2002, and 2001 are a result of the decreased headcount of approximately 50% less marketing and sales personnel in fiscal years 2002 and 2001 over fiscal 2000, and lower marketing expenditure. Marketing expenditure was increased towards the end of fiscal 2002 as the Company's planned new initiatives in this area started to take effect. However this increase did not materially impact the year's overall expenditure.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

          Product Development Expenses. Product development expenditures for the past three years were as follows (in thousands):

                                                                                                    Year Ended June 30,
                                                                                              --------------------------------------
                                                                                               2002          2001           2000
                                                                                               ----          ----           ----

Product development ...................................................................       11,520       $ 11,496       $ 10,003
        Amortization of previously capitalized software development costs .............       (7,184)        (7,369)        (6,875)
                                                                                              ------         ------         ------

        Expenses, excluding  amortization .............................................        4,336          4,127          3,128
        Capitalized software development costs incurred during year ...................        4,181          6,878         12,127
                                                                                              ------         ------         ------
Total  expenditures ...................................................................     $  8,517       $ 11,005       $ 15,255
                                                                                              ------         ------         ------
Total expenditures as a percent of total revenues .....................................           19%            22%            19%
                                                                                              ------         ------         ------
Capitalized software, net of amortization, as a percentage of total expenditures ......          (35%)           (4%)           34%
                                                                                              ------         ------         ------

          Product development expense was virtually unchanged in fiscal 2002, as compared to fiscal 2001. In fiscal 2001, product development expense increased 15% from fiscal 2000. This increase in expense was primarily due to a decrease in capitalized development costs in fiscal 2002 of 39% from $6,878,000 in fiscal 2001, and a decrease in fiscal 2001 of 43% from $12,127,000 in fiscal 2000. As a percentage of total revenues, fiscal 2002 total development expense decreased slightly to 19% in fiscal 2002 from 22% in fiscal 2001 and 19% in fiscal 2000.

          During fiscal 2002, product development expenditures were focused on expanding integrated internet/ERP functionality while incorporating some of the latest technologies available. Not included in the above expenditure was a fourth quarter, non-cash charge of $10,938,000 for previously capitalized software costs written off due to technology changes and changes in product direction. (See Note 1(r) in the notes to the Consolidated Financial Statements below). Product development expenditures during fiscal 2001 and 2000 were primarily focused on new internet enabled modules and continued enhancements to the underlying technology of released products and developing new web enabled products.

          General and Administrative Expenses. General and administrative expenses decreased 1% to $4,683,000 in fiscal 2002 over fiscal 2001, and decreased 38% to $4,737,000 in fiscal 2001 over 2000. The savings in costs achieved in 2002 and 2001 are primarily due to the closure or consolidation of several regional offices, and a reduction in employee costs associated with a lower headcount.

          Provision for Doubtful Accounts. In fiscal 2002, 2001, and 2000, the Company recorded provisions of $1,444,000, $1,514,000, and $4,645,000, respectively. These provisions represent management's best estimate of the doubtful accounts for each period. The significantly higher provision in fiscal year 2000 reflects the higher accounts receivable balances in that year, commensurate with revenues exceeding $80 million for fiscal 2000. The lower provision in fiscal 2002 was made possible by tighter and better controls over accounts receivable collections coupled with lower accounts receivable balances in line with revenues exceeding $45 million for fiscal 2002.

          Amortization of Other Assets. Amortization of other assets was zero in fiscal 2002 compared to $691,000 in the prior fiscal year. This reflects the change in accounting treatment due to compliance with the new accounting pronouncement, SFAS No. 142, on Goodwill and Other Intangible Assets. See Note (1)(f) in the Notes to the Consolidated Financial Statements on page F-8.

          Assets reviewed for diminution in value in accordance with Statement of Financial Accounting Standards No. 142, include goodwill relating to the acquisition of HiPoint Systems Inc. in fiscal 1999, the acquisition of Bizware, Inc. in 1998, and the acquisition of the Company's Spanish distributor in 1997. There was no impairment of these assets.

          Non-Recurring Items. In October of 2000, the Company reorganized its European presence and adopted an indirect sales model in France by terminating its ownership and control of the French subsidiary due to the chronic and sustained losses and negative cash flows suffered by the French subsidiary. At that time, management recorded what they deemed to be adequate reserves related to the possible future costs for the change of presence in France by deferring the gain associated with divesting net liabilities in this liquidating transaction. In the fourth

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

     quarter of fiscal 2002, it became clear that some of the risk relating to the France office closure had been resolved. As a result the Company recorded a non-recurring gain of $650,000 arising from the reduction of the reserve described above.

          At the end of the first quarter of fiscal 2001, the Company recorded an expense of $790,000 to cover separation costs associated with 125 employees employed in sales, marketing, services, and product development in North America and Europe.


          During Q3 fiscal 2000 the Company recorded a $1,145,000 expense to cover the liability arising from separation costs associated with 19 employees employed in sales, marketing, services and product development in North America and Europe.

          Non-cash Capitalized Software Impairment Charge. During the fourth quarter of fiscal 2002, the Company made a major change in technology direction. The internet related functionality of the iRenaissance product was re-directed from the "java" based initial development used in the Resynt product line to the Microsoft ".net" technology. A new, formal development relationship with Microsoft was launched to support the requirements of the new technology direction. This strategic re-direction was based on the Company's belief that the .net technology will serve the Company and its customers better in the future, due to fuller market penetration, better standards of compatibility, and superior technical adaptability. The result of this change was that prior development in the former java environment became obsolete. Effective April 1, 2002, the amount of $5,488,000, representing all unamortized software-project balances relating to this, was expensed.

          On April 23, 2002, the Company announced the General Availability of Gembase Version 6.0. This version of Gembase, the 4GL language used for the development of the iRenaissance products, contained major functionality differences to prior versions, rendering all prior versions obsolete. As a result, development and maintenance of all versions prior to 6.0 were discontinued and no further sales using these versions would be contemplated. In addition, customers using these versions would be strongly encouraged to upgrade to version 6.0 because the Company no longer supports development of any Gembase release lower than version 6.0. Upgrades to the
     6.0 version would be strongly  supported  and to encourage  and  facilitate customers' upgrading, the product was designed to make the transition straight-forward. Since Gembase versions lower than 6.0 would not contribute any further revenue to the Company, even in the short-term, the related unamortized software-project balances amounting to $943,000 were expensed.

          On May 22, 2002 the Company announced the release of iRenaissance version 5.7. This version was significantly changed from the prior versions. Previous to this release, upgrades from any version less than 4.4 to the latest version were technically challenging resulting in an environment not conducive to customer upgrades. Version 5.7 offered a straight-forward upgrade capability to customers on previous versions. In addition, version 5.7 contained a new "engine" at its core, which significantly changed the way the software operated internally and resulted in improved operating efficiencies. Since customers on versions lower than
     4.4 could now upgrade without difficulty, the Company was able to discontinue the development and support of all versions prior to 4.4. No further sales using these versions would be contemplated. This had the effect of rendering all releases of iRenaissance which were lower than 4.4 obsolete. Since iRenaissance versions lower than 4.4 would not contribute any further license revenue to the Company, the related unamortized software-project balances amounting to $3,333,000 were expensed.

          During May 2002, the Company terminated further work on general enhancements of the COBOL technology based Renaissance Classic product line and a twofold decision was made; to continue working with specific customers on custom product development, and to introduce a general sales program of free software license upgrade from the Classic product to the latest release of the iRenaissance product line for customers who remain on maintenance. The company will continue to support those customers who remain active users until they schedule their upgrade conversion to iRenaissance. Since no future revenues are expected from the general enhancements capitalized to date, the aggregate, unamortized software-project balances amounting to $1,174,000 were expensed.

          The aggregate value of unamortized software written down in the fourth quarter of fiscal 2002 was $10,938,000. This action has no effect on the Company's cash position or cashflows.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

          Other Income and Expense. Interest income has diminished over the fiscal years 2000 through 2002 due to lower invested cash. Interest expense decreased in fiscal 2002 as compared to fiscal 2001, and 2001 as compared to fiscal 2000, due to lower utilization of the Company's revolving credit facilities. Foreign exchange benefit and expense arises on converting foreign currency transactions or short-term balances to local currency throughout the year. The foreign exchange loss in fiscal 2002 is due to net adverse movements in currency exchange rates during the year and particularly relating to the conversion of the Company's continental subsidiaries to the Euro in the third quarter.


          Income Taxes. The Company recorded net income tax expense of $132,000 during fiscal 2002. This expense is made up of foreign withholding taxes and income tax expense totaling $432,000 offset by tax refunds totaling $300,000. The Company recorded income tax expense of $9,000 during fiscal 2001. This amount consists of tax accruals and payments of $244,000 offset by tax refunds totaling $235,000. The Company recorded income tax expense of $349,000 during fiscal 2000. This expense relates to foreign withholding taxes expensed during the period in certain foreign jurisdictions.

          At June 30, 2002, 2001 and 2000, the Company had net income taxes payable of $15,000, $75,000, and $248,000 respectively. These tax liabilities primarily relate to various taxing jurisdictions in North America. The Company anticipates recording future foreign withholding tax expenses related to its Japanese distributorship, representing 10% of future annual royalty payments from this distributor . At June 30, 2002, the Company had net operating loss carryforwards of approximately $33,829,000, $14,473,000 and $8,449,000 for federal, California and foreign tax purposes, respectively.


     Liquidity and Capital Resources

          During fiscal 2002, net cash provided by operating activities decreased by $8,983,000 from $14,058,000 in the prior year to $5,075,000 in the current year. An aggregate net increase in non-cash charges for depreciation, amortization, capitalized software cost impairment, and provisions for uncollectible accounts of $9,384,,000 is offset by an increase in the Company's loss of $8,582,000. This reflects primarily the non-cash charge of $10,938,000 for software assets impaired which decreased the Company's earnings but did not affect the Company's cash position. Before inclusion of changes in operating assets and liabilities, the Company's cash provided by operating activities increased by $742,000 from $10,384,000 in fiscal 2001 to $11,126,000 in fiscal 2002. An aggregate decrease in the changes in operating assets and liabilities, including accounts receivable, deferred revenues, pre-paid expenses, accounts payable and accrued expenses of $9,725,000 during fiscal 2002, was due primarily to the decrease in cash provided from accounts receivable and deferred revenues of $10,632,000, from $6,920,000 in fiscal 2001, to ($3,712,000) in fiscal 2002. This change in accounts receivable and deferred revenues was attributable mainly to the non-recurring effect of the disposition of the HR/Payroll product line in fiscal 2001, which included certain accounts receivable and deferred revenue balances. An accounts payable and accrued expenses reduction of $3,099,000 in fiscal 2002, was in line with a similar reduction of $3,189,000 in fiscal 2001.


          The net cash used for investing purposes has decreased by $256,000 from $5,159,000 in fiscal 2001 to $4,903,000 in fiscal 2002. This represents a decrease in net computer software costs capitalized in 2002 of $2,571,000 and an increase in property and equipment purchases of $463,000. The reduction in capitalized computer software costs reflects the absence of development relating to the HR/Payroll product line which was sold in fiscal 2001. In conjunction with the product line disposition the Company transferred net assets and liabilities realizing from the transaction $1,567,000 of net cash flow in fiscal 2001.

          Cash flows from financing activities decreased $4,455,000 from net repayments in the prior year of $5,059,000 to net repayments in the current year of $604,000. In fiscal 2002, repayments under the credit line were less by $4,798,000 than in fiscal 2001. This reflects the $555,000 repaid in fiscal 2002 compared to the $5,353,000 repaid in fiscal 2001. In fiscal 2002 there were no significant capital receipts or repayments. In fiscal 2001, net repayments of capital leases and long term debt were $1,723,000, and the Company received $2,000,000 in a preferred stock issuance. The Company financed its continuing operations during fiscal 2002 through cash generated from operations and available credit facilities.

          At June 30, 2002, the Company had $5,438,000 of cash and cash equivalents. The Company also had a revolving credit facility with an asset-based lender with a maximum credit line of $5,000,000, a maturity date of 30 September, 2002, and an interest rate equaling the Prime Rate plus 2%. Subsequent to year end, the Company secured a new line of credit replacing the former line. The new line of credit with an asset-based lender has a

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

          maximum of $5,000,000, the same as the expiring line, and a maturity date of September 23, 2004 Borrowings under the credit facility are collateralized by substantially all assets of the Company and bears interest at prime plus 2% (approximately 6.75% at September 24, 2002). At June 30, 2002, the Company had $3,365,000 outstanding against the $5,000,000 revolving credit facility, and based on the eligible accounts receivable at June 30, 2002, the Company's cash and remaining borrowing capacity under the revolving credit facility total approximately $5,533,000. This represents a decrease in total availability of cash of $461,000 from June 30, 2001. The Company expects to be cash positive for the year ending June 30, 2003.

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

          In December of 2000, it was determined that the investor's aggregate conversions had reached the Nasdaq exchange imposed limit of 20% of the total outstanding shares of the Company, calculated as of the date the debentures were originally issued. Pursuant to the terms of the debenture agreement, the Company requested the Nasdaq to waive the 20% dilution limit to allow the remainder of the debentures to be converted. The Nasdaq denied this request. Next, as required by the debenture agreement, the Company placed the additional dilution request to a vote of the shareholders. The shareholders denied the debenture holders' request for additional dilution. Therefore, in accordance with the debenture agreement, the remaining debentures were redeemed for cash on June 29, 2001. A contractual payment of $120,000 for the conversion was paid and recorded as additional interest expense during the quarter ended June 30, 2001. Per the terms of the agreement, total payments to the debentures holders were approximately $919,000, including the contractual payment of $114,000. As of June 30, 2001 no debentures remained outstanding.

          On June 29, 2001, the Company issued convertible preferred stock to a qualified investor in a private placement transaction. In summary, the investor purchased 500,000 preferred shares at $4 per share yielding $2,000,000 for the Company. The shares are convertible, one for one at a price of $4.00 each, after June 29, 2002, and must be converted by June 29, 2006. The shares earn interest at the rate of 7.5%.

          The Company has certain fixed, monthly, payment commitments for leased facilities and equipment. The facility leases and equipment operating leases expire at various dates through fiscal 2016. Certain leases include renewal options and rental escalation clauses to reflect changes in price indices, real estate taxes, and maintenance costs

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

     As of June 30, 2002, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Fiscal Year
----------
2003                                     $944
2004                                      803
2005                                      304
2006                                      298
Thereafter.................             2,013
                                        ------
Total future minimum lease             $4,362

          Rent expense approximated $1,236,000,  $2,267,000, and $3,612,000, for fiscal 2002, 2001, and 2000, respectively.

     New accounting pronouncements

          In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Goodwill attributable to each of the Companies reporting units was tested for impairment by comparing the fair value of each of the reporting units with its carrying value. The fair values of these reporting units were determined using a combination of discounted cash flow analysis and market multiples based on historical and projected financial information. The initial phase of the impairment tests were performed within six months of adoption of SFAS 142 or December 31, 2001, and are required at least annually thereafter. On an ongoing basis (absent of any impairment indicators), we expect to perform our impairment tests during the June quarter, in connection with our annual planning process.

          Accumulated amortization of goodwill was $2,233,000 and $7,706,000 at June 30, 2001 and 2000, respectively. Net loss and loss per share for fiscal 2001, adding back goodwill amortization of $691,000 ($0.27 per basic and diluted share) would have been $(151,000), $(0.06) per basic and diluted share. Net loss and loss per share for fiscal 2000, adding back goodwill amortization of $1,004,000 ($0.43 per basic and diluted share) would have been $(8,658,000), $3.72 per basic and diluted share. Prior to July 1, 2001, goodwill was being amortized over periods ranging from 7 to 10 years.

     In June 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 will not have a current impact on the Company's consolidated financial statements.

     In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 will not have a current impact on the Company's consolidated financial statements.

     In April 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 145, "Rescission of SFAS No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS 4, which was amended by SFAS 64, required all gains and losses from the extinguishment of debt to be aggregated and, if

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

     material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS 145 will not have a current impact on the Company's consolidated financial statements.

     In July 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Generally, SFAS 146 provides that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as is presently required. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 145 will not have a current impact on the Company's consolidated financial statements.

     Other Matters

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

          We may face increased competition and our financial performance and future growth depend upon sustaining a leadership position in our product functionality. Competitive challenges faced by Ross are likely to arise from a number of factors, including: industry volatility resulting from rapid development and maturation of technologies; industry consolidation and increasing price competition in the face of worsening economic conditions. Although there are fewer competitors in our target markets than previously, our failure to compete successfully against those remaining could harm our business operating results and financial condition.

          Our stock price is volatile. Our stock price, like that of other technology companies, is subject to volatility because of factors such as the announcement of new products, services or technological innovations by us or our competitors, quarterly variations in our operating results, and speculation in the press or investment community. In addition, our stock price is affected by general economic and market conditions and may be negatively affected by unfavorable global economic conditions.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

          Our business may suffer if we cannot protect our intellectual property. We generally rely upon patent, copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain our proprietary rights in our technology and products. However, there can be no assurance that any of our proprietary rights will not be challenged, invalidated or circumvented. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, there can be no assurance that we will be able to adequately protect our proprietary technology against unauthorized third-party copying or use, which could adversely affect our competitive position. Further, there can be no assurance that we will be able to obtain licenses to any technology that we may require to conduct our business or that, if obtainable, such technology can be licensed at a reasonable cost.

          We may become involved in litigation that may materially adversely affect us. In the ordinary course of business, we may become involved in litigation and administrative proceedings. Such matters can be time-consuming, divert management's attention and resources and cause us to incur significant expenses. Furthermore, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

          Retaining key management and employees are critical to our success. Our success depends upon retaining and recruiting highly qualified employees and management personnel. However, we may face severe challenges in attracting and retaining such employees. Although our turnover is historically low, if our ability to maintain a stable workforce is significantly handicapped, our ability to compete may be adversely affected.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Foreign Exchange: The Company has a worldwide presence and as such maintains offices and derives revenues from sources overseas. For fiscal 2002, international revenue as a percentage of total revenue was approximately 45%. The Company's international business is subject to typical risks of an international business, including, but not limited to: differing economic conditions, changes in political climates, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in fiscal 2002 was not material.

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

          The Company did not engage in any derivative/hedging transactions.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this Item is incorporated by reference herein from Part IV Item 14(a) (1) and (2) of this Form 10-K Report.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)  Previous independent accountants.

     (i) On July 10, 2002, the Company dismissed Arthur Andersen LLP ("Andersen") as the Company's independent public accountants. The Company also engaged BDO Seidman, LLP to serve as the Company's independent public accountants for the year ended June 30, 2002. The audit committee of our board of directors participated in and approved the decision to change independent accountants.

     (ii) Andersen's reports on the Company's financial statements for the year ended June 30, 2000 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit
          scope  or   accounting

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

     principles, except for a going concern qualification. Andersen's report for the fiscal year ended June 30, 2001 was not qualified or modified as to uncertainty, audit scope or accounting principles.

     (iii)In  connection  with its audits for the  fiscal  years  ended June 30,
          2000 and 2001, and through dismissal , there have been no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's financial statements. Also, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

     (iv) On July 10, 2002, the Company provided Andersen with a copy of the foregoing disclosures.

     (v) Subsequently, Andersen verbally informed the Company that, effective June 30, 2002, Andersen has stopped responding to notices of changes in certifying accountants due to lack of personnel. Therefore, Andersen will not supply a letter which states whether or not they agree with the Company's disclosures contained in this filing.

(b)  New independent accountants.

     (i) Effective July 11, 2002, the Company retained BDO Seidman, LLP, to perform the annual audit of our financial statements for the fiscal year ended June 30, 2002. During the two most recent fiscal years and through July 10, 2002, we have not consulted with BDO Seidman, LLP regarding the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements. Further, the Company did not consult BDO Seidman, LLP on any matter that was either the subject of a disagreement or reportable event with Arthur Andersen LLP as described in Regulation S-K, item 304(a)(2).

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 14, 2002 (the Proxy Statement), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

          The following additional information pertains to executive officers of the Company. There are no family relationships between any director or executive officer and any other director or executive officer of the Company. Executive officers serve at the discretion of the Board of Directors.


                  Executive Officers of Ross Systems
                  ----------------------------------

         Name                                                       Age                              Position
         J. Patrick Tinley.......................................    54        Chairman  and CEO, and Director
         Robert B. Webster.......................................    54        Executive Vice President and Secretary
         Verome M. Johnston......................................    37        Vice President and Chief Financial Officer

         Eric W. Musser..........................................    37        Vice President and Chief Technology Officer
         Rick Marquardt..........................................    49        Senior Vice President Marketing and Sales


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

          Mr. Webster, EVP Operations and Secretary is also a director of the Company. Mr. Webster joined the Company in June 1998 as VP/CFO and Secretary and was later promoted to EVP Operations in December 2000 and elected director in August 2001. Mr. Webster is a Certified Public Accountant in the State of Georgia. Mr. Webster received both BS in Accounting and Computer Science, as well as an MBA in Information Systems degrees from St. Peter's College.

          Prior to joining the Company, Mr. Webster served, since February 1995, as EVP/CFO of Americomm Holdings, Inc. and prior to that in a progression of more senior financial management positions at both Wang Laboratories, Inc. and Unisys Corporation over a twenty year period.

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

     client/server solutions to Internet based solutions. From 1989 to 1993 Mr. Musser held IT management positions in the steel industry.

          Mr. Marquardt joined the company in October 2001 as Senior Vice President of Worldwide Sales and Marketing. Prior to joining Ross Systems he was Vice President and General Manager - Products at Eftia OSS
     Solutions, a provider of operational support system (OSS) solutions. In 2000, Mr. Marquardt was a Vice President at NSE Inc., an international distribution and investment firm. From 1997 to 2000 Mr. Marquardt served as COO of Distinction Software a provider of enterprise-wide supply chain-planning solutions. From 1994 to 1997 he was Vice President of Corporate Marketing and Business Development for Datalogix International. From 1989 to 1994, Mr. Marquardt held various positions at Ross Systems in Sales and Marketing including Vice President of Manufacturing Systems. Prior to 1989, Mr. Marquardt held various management positions with Management Science America, Inc. Mr. Marquardt has a Bachelor of Science Degree from the University of Wisconsin - Stevens Point.

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                                     PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as a part of this Report:

          1. Consolidated Financial Statements. The following Consolidated Financial Statements of Ross Systems, Inc. are filed as part of this report:

                                                                                                  Page
                                                                                                  ----

Fiscal 2002 Report of BDO Seidman , LLP, Independent Certified Public Accountants...............   F-1


Fiscal 2001, 2000 and  1999 Report of Arthur Andersen LLP, Independent Public Accountants ......   F-2


Consolidated Balance Sheets at June 30, 2002 and 2001...........................................   F-3
Consolidated Statements of Operations--Years Ended June 30, 2002, 2001, and 2000................   F-4
Consolidated Statements of Cash Flows--Years Ended June 30, 2002, 2001, and 2000................   F-5


Consolidated Statements of Shareholders' Equity--Years Ended June 30, 2002, 2001, and 2000......   F-6


Notes to Consolidated Financial Statements......................................................   F-7


          2. Financial Statement Schedule. The following financial statement schedule of Ross Systems, Inc. for the Years Ended June 30, 2002, 2001, and 2000 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Ross Systems, Inc.


Schedule
                                                                                                  Page
                                                                                                  ----

Page  Report of  Independent  Certified  Public  Accountants  on  Valuation  and
Qualifying Accounts.............................................................................   S-1

II   Valuation   and   Qualifying
     Accounts...................................................................................   S-2


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

     (b)  Reports on Form 8-K.

          None

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

          SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 26 th day of September, 2002.

                                       ROSS SYSTEMS, INC.


                                                By:  /s/ J. Patrick Tinley
                                                   ----------------------------
                                                         J. Patrick Tinley
                                                          Chairman and
                                                       Chief Executive Officer


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


            Signature                                              Title                                                    Date
            ---------                                              -----                                                    ----


      /s/ J. Patrick Tinley                               Chairman and Chief Executive Officer                   September 26, 2002
       ----------------------------------------          (Principal Executive Officer)
        J. Patrick Tinley

      /s/ Robert B. Webster                               Executive Vice President and Company Secretary         September 26, 2002
       ----------------------------------------
        Robert B. Webster

      /s/ Verome M. Johnston                              Vice President and Chief Financial Officer             September 26, 2002
       ----------------------------------------          (Principal Financial and Accounting Officer)
        Verome M. Johnston

      /s/ J. William Goodhew  III                         Director                                               September 26, 2002
       ----------------------------------------
        J. William Goodhew

      /s/ Frank M. Dickerson                              Director                                               September 26, 2002
       ----------------------------------------
        Frank M. Dickerson

        /s/ Bruce J. Ryan                                 Director                                               September 26, 2002
       ----------------------------------------
          Bruce J. Ryan


                    ROSS SYSTEMS, INC AND SUBSIDIARIES

                               ROSS SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 2002
                               ROSS SYSTEMS, INC.
                               INDEX TO EXHIBITS


      Exhibit No.                         Description
      -----------                         -----------


     2.1 Asset Sale Agreement between Registrant and Now Solutions LLC dated March 5, 2001 (1)
     3.1  Certificate of the Registrant, as amended (2)
     3.2  Bylaws of the Registrant, as amended (2)
     3.3 Amendment to the Certificate of Incorporation of the Registrant, dated April 26, 2001, for the 1 for 10 Reverse Stock Split.
     4.1 Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock of the Registrant (3)
     4.2 Form of the subordinated debenture agreement due February 6, 2003 issued by the Registrant to each investor (5)
     4.3  Registration Rights Agreement between the Registrant and each Investor
          (5)
     10.1 Preferred Share Rights Agreement, dated September 4, 1999 between the Registrant and Registrar and Transfer Company (4)
     10.2 Extension Agreement and Amendment to Loan Documents dated March 21, 1997 between Registrant and Coast Business Credit, a division of Southern Pacific Thrift and Loan Association (6)
     10.3 Extension Agreement and Amendment to Loan Documents dated August 18, 1995 between Registrant and CoastFed Business Credit Corporation ("Coast") (6)
     10.4 First Amendment to Loan and Security Agreement dated June 30, 1995 between Registrant and Coast (6)
     10.5 Loan and Security Agreement dated October 11, 1994 between Registrant and Coast (6)
     10.6 Employment Agreement dated January 7, 1999, between Mr. Patrick Tinley and the Registrant (7)
     10.7 Employment Agreement dated September 13, 1999, between Mr. Robert B. Webster and the Registrant (8)
     10.8 Convertible Preferred Stock Purchase Agreement dated June 29, 2001 between Registrant and Benjamin W. Griffith, III (9)
     10.9 Loan  and  Security   Agreement  dated  September   24, 2002  between
          Registrant and Silicon Valley Bank
     21.1 Listing of Subsidiaries of Registrant
     23.1 Consent of BDO Seidman, LLP
     24.1 Power of Attorney (included on signature page)
     99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                             ---------------------

     (1) Incorporated by reference to the exhibit filed with the Registrant's current Report on Form 8-K/A filed May 15, 2001.
     (2) Incorporated by reference to the exhibit filed with the Registrant's current Report on Form 8-K filed July 24, 1998.
     (3) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q filed May 6, 1996.
     (4) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form 8-A filed September 4, 1998.
     (5) Incorporated by reference to the exhibit filed with the Registrant's current report on Form 8-K filed February 12, 1998.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

     (6) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form 10-K/A filed April 30, 1998.

     (7) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed May 17, 1999.

     (8) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-K filed September 28, 1999.

     (9) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10K filed September 27, 2001.

Report of Independent Certified Public Accountants


To the Board of Directors and Shareholders of Ross Systems, Inc.

We have audited the accompanying consolidated balance sheet of Ross Systems, Inc. and subsidiaries as of June 30, 2002 and the related consolidated statements of operations, shareholders equity and cash flows for the year then ended. We have also audited the financial statements schedule for the year ended June 30, 2002 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The Company's Consolidated financial statements and financial statement schedule as of June 30, 2001, and for each of the two years in the period ended June 30, 2001, prior to the adjustments discussed in the summary of significant accounting policies, were audited by auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and schedule in their report dated August 17, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ross Systems, Inc. and subsidiaries as of June 30, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2002 schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, during the year ended June 30, 2002 the company changed the manner in which it records reimbursement of out-of- pocket expenses upon the adoption of the accounting standards in Emerging Issues Task Force Issue 01-14.

As discussed in Note 1, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting standards in Statement of Financial Accounting Standards No. 142 on July 1, 2001.

As discussed above, the financial statements of Ross Systems Inc. and subsidiaries as of June 30, 2001, and for each of the two years in the period ended June 30, 2001, were audited by other auditors who have ceased operations. As described in Note 1(h), these financial statements have been restated to reflect the adoption of Emerging Issues Task Force 01-14 and revised to include the transitional disclosures required by SFAS No. 142. We audited the adjustments described in Note 1(h) that were applied to restate the 2001 and 2000 financial statements to reflect the adoption of Emerging Issues Task Force Issue 01-14. We also audited the adjustments reflected in the transitional disclosures required by SFAS No. 142. In our opinion, all such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 or 2000 financial statements of the company, other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.


                              /s/ BDO Seidman, LLP
                              --------------------
                              BDO Seidman, LLP

Atlanta, Georgia
September 13, 2002 (Except for Note 6
as to which the date is September 24, 2002)

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP AND IT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO ITS INCORPORATION BY REFERENCE INTO ROSS SYSTEMS INC'S, PREVIOUSLY FILED REGISTRATION STATEMENTS FILE NOS: 333-65660, 333-39348, 33-42036, 33-48226, 33-56584, 33-72168, 33-89128, 333-36745, 333-44665,
333-71005, 33-89504, 333-19619, 333-06053, 333-44363, 333-47877, 333-58639, and
333-65065; THEREFORE, AN INVESTOR'S ABILITY TO RECOVER ANY POTENTIAL DAMAGE MAY BE LIMITED.

                REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS



To Ross Systems, Inc.:


We have audited the accompanying consolidated balance sheets of Ross Systems, Inc. (a Delaware corporation) AND SUBSIDIARIES as of June 30, 2001 AND 2000 *and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ross Systems, Inc. and subsidiaries as of June 30, 2001 and 2000*, and the results of their operations and their cash flows for each of the three years ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements included in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic 2001 and 2000 financial statements taken as a whole.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
August 17, 2001

*The 2000 Consolidated Balance Sheet and 1999 Consolidated Statement of
 Operations, Shareholder's Equity, and Cash Flows are not required to be present in the 2002 Annual Report

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                                    June 30,
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                                                                                  June 30,
                                                                                                          -------------------------
                                                                                                          2002                2001
                                                                                                          ----                ----

        ASSETS
Current assets:
      Cash and cash equivalents ................................................................         $  5,438          $  5,716
      Accounts receivable, less allowance for doubtful accounts
           of $ 3,379, and $2,930, in 2002, and 2001 respectively ..............................           12,319            10,128
      Prepaid and other current assets .........................................................            1,282             1,124
      Note receivable from related party .......................................................              850               750
                                                                                                         --------          --------
           Total current assets ................................................................           19,889            17,718
Property and equipment, net ....................................................................            1,450             1,694
Computer software costs, net ...................................................................           14,036            27,918
Other assets ...................................................................................            2,243             3,132
                                                                                                         --------          --------
           Total assets ........................................................................         $ 37,618          $ 50,462
                                                                                                         ========          ========



        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short term debt ..........................................................................         $  3,967          $  4,522
      Accounts payable .........................................................................            2,682             4,920
      Accrued expenses .........................................................................            4,476             5,130
      Income taxes payable .....................................................................               15                75
      Deferred revenues ........................................................................           12,535            12,711
                                                                                                         --------          --------
           Total liabilities ...................................................................           23,675            27,358
                                                                                                         --------          --------
Commitments and Contingencies

Shareholders' equity:
    Convertible Preferred stock, no par value 5,000,000 shares authorized; 500,000
    shares issued and outstanding at June 30, 2002 and 2001 ....................................            2,000             2,000
      Common stock, $0.001 par value; 35,000,000 shares authorized; 2,625,378 and
           2,565,989 shares issued and outstanding .............................................               26                26
      Additional paid-in capital ...............................................................           87,133            87,032
      Accumulated deficit ......................................................................          (73,450)          (63,876)
      Accumulated other comprehensive deficit ..................................................           (1,766)           (2,078)
                                                                                                         --------          --------
           Total shareholders' equity ..........................................................           13,943            23,104
                                                                                                         --------          --------
Total liabilities and shareholders' equity .....................................................         $ 37,618          $ 50,462
                                                                                                         ========          ========


           See accompanying Notes to Consolidated Financial Statements


                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                                                                        Years ended June 30,
                                                                                              --------------------------------------
                                                                                               2002           2001           2000
                                                                                               ----           ----           ----

Revenues:
      Software product licenses.............................................................$   13,026      $  9,607      $ 18,943
      Consulting and other services .........................................................   12,179        15,213        33,339
      Maintenance ...........................................................................   20,014        24,678        27,722
      Reimbursable expenses .................................................................      834         1,307         3,395
                                                                                              --------      --------      --------
           Total revenues ...................................................................   46,053        50,805        83,399
                                                                                              --------      --------      --------


Operating expenses:
      Costs of software product licenses ....................................................    1,870           980         2,137
      Costs of consulting, maintenance and other services (inclusive of reimbursable expenses of $834, $1,307, and $3,395 for 2002, 2001, and 2000 respectively, and exclusive of non recurring
           expense of $353 and $208 for 2001 and 2000 respectively) .........................   10,597        17,595        44,411
      Software product license sales and marketing (exclusive of non recurring
      expense of $136 and  $687 for 2001 and 2000 respectively) .............................   14,318        15,026        20,585
      Product development, net of capitalized computer software costs and amortized computer software costs (exclusive of non recurring expense of $301 and $250 for 2001 and 2000
           respectively) ....................................................................   11,520        11,496        10,003
      General and administrative ............................................................    4,683         4,737         7,612
      Provision for uncollectible accounts ..................................................    1,444         1,514         4,645
      Amortization of goodwill ..............................................................       --           691         1,004
      Non-recurring costs (benefit) .........................................................     (650)          790         1,145
      Non-cash charge for impairment of capitalized software costs ..........................   10,938            --            --
                                                                                              --------      --------      --------
           Total operating expenses .........................................................   54,720        52,829        91,542
                                                                                              --------      --------      --------
           Operating profit (loss) ..........................................................   (8,667)       (2,024)       (8,143)
Other income (expense):
      Gain on sale of product line ..........................................................       --         2,372            --
      Other financial, net ..................................................................     (625)       (1,181)       (1,170)
                                                                                              --------      --------      --------
           Net loss before income taxes .....................................................   (9,292)         (833)       (9,313)
    Income tax expense ......................................................................      132             9           349
Net loss .................................................................................... $ (9,424)     $   (842)     $ (9,662)
     Preferred stock dividend ...............................................................     (150)           --            --
                                                                                              --------      --------      --------
           Net loss available to common shareholders........................................  $ (9,574)     $   (842)     $ (9,662)
                                                                                             ==========      ========    ========

Net loss per common share--basic ............................................................ $  (3.65)     $  (0.33)     $  (4.15)
                                                                                             ==========      ========      ========
Net loss per common share--diluted .......................................................... $  (3.65)     $  (0.33)     $  (4.15)
                                                                                             ==========      ========     ========
Shares used in per share computation--basic .................................................    2,625         2,566         2,330
                                                                                             ==========      ========     ========
Shares used in per share computation--diluted ...............................................    2,625         2,566         2,330
                                                                                             ==========      ========     ========


           See accompanying Notes to Consolidated Financial Statements

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                                          Years ended June 30,
                                                                                               -------------------------------------
                                                                                                 2002           2001         2000
                                                                                                 ----           ----         ----

Cash flows from operating activities:
      Net loss ...........................................................................     $ (9,424)     $   (842)     $ (9,662)
      Adjustments to reconcile net loss to net cash provided by operating activities:
           Non cash financing costs ......................................................           --            60            --
           Non-cash stock compensation costs .............................................           --            --            50
           Impairment of  capitalized  software costs ....................................       10,938            --            --
           Depreciation and amortization of property and equipment .......................          984         1,592         2,272
           Amortization of computer software costs .......................................        7,184         7,369         6,875
           Amortization of goodwill ......................................................           --           691         1,004
           Provision for uncollectible accounts ..........................................        1,444         1,514         4,645
           Changes in operating assets and liabilities, net of sale of product line:
                 Accounts receivable .....................................................       (3,646)        9,911        10,961
                 Prepaid and other current assets ........................................          575          (149)        1,074
                 Income taxes recoverable/payable ........................................          185            92           104
                 Accounts payable ........................................................       (2,218)       (2,178)       (3,367)
                 Accrued expenses ........................................................         (881)       (1,011)       (3,113)
                 Deferred revenues .......................................................          (66)       (2,991)         (612)
                                                                                               --------      --------      --------
                      Net cash provided by operating activities ..........................        5,075        14,058        10,231
                                                                                               --------      --------      --------
Cash flows from investing activities:
      Purchases of property and equipment, net ...........................................         (740)         (277)         (308)
      Computer software costs capitalized ................................................       (4,307)       (6,878)      (12,121)
      Sale of product line, net of assets disposed .......................................           --         1,567            --
      Other ..............................................................................          144           429           126
                                                                                               --------      --------      --------
                      Net cash used in investing activities ..............................       (4,903)       (5,159)      (12,303)
                                                                                               --------      --------      --------
Cash flows from financing activities:
      Net cash paid on line of credit activity ...........................................         (555)       (5,353)       (2,090)
      Debt and capital lease payments ....................................................           --        (1,723)         (276)
      Proceeds from issuance of preferred stock ..........................................           --         2,000            --
      Proceeds from issuance of common stock .............................................          101            17           222
      Preference dividend paid ...........................................................         (150)           --            --
                                                                                               --------      --------      --------
                      Net cash (used in) provided by financing activities ................         (604)       (5,059)       (2,144)
                                                                                               --------      --------      --------
Effect of exchange rate changes on cash ..................................................          154          (134)          (68)
                                                                                               --------      --------      --------
Net increase (decrease) in cash and cash equivalents .....................................         (278)        3,706        (4,284)
                                                                                               --------      --------      --------
Cash and cash equivalents at beginning of fiscal year ....................................        5,716         2,010         6,294
                                                                                               --------      --------      --------
Cash and cash equivalents at end of fiscal year ..........................................     $  5,438      $  5,716      $  2,010
                                                                                               --------      --------      --------


           See accompanying Notes to Consolidated Financial Statements

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

(Comparative numbers of shares have been restated to reflect the one for ten reverse stock split. See accompanying Notes to the Consolidated Financial Statements)


                                                                                            Accumulated
                                     Preferred  Stock  Common Stock                            Other        Total
                                     ---------------- --------------  Paid in  Accumulated Comprehensive Shareholders' Comprehensive
                                     Shares   Amount  Shares  Amount  Capital    Deficit      Deficit       Equity          Loss
                                     ------   ------  ------  ------  -------    -------      -------       ------          ----


Balances as of June 30, 1999 ........     --      --   2,290  $ 23   $84,261     $(53,372)   $(1,655)       $29,257
Exercise of stock options ...........     --      --       1    --        --
Issuance of stock for hiring
  bonus .............................     --      --       2              50                                    50
Conversion of debentures ............     --      --      73     1     1,247                                  1,248
Issuance of stock pursuant to
  employee stock purchase plan ......     --      --      14             222                                    222
Effect of foreign currency
  translation .......................                                                           (225)          (225)
Net loss ............................                                              (9,662)                   (9,662)
                                                                                                                             -------
Comprehensive Loss ..................                                                                                       $(9,887)
                                                                                                                            =======
                                        ----   -----   -----  ----   -------     --------    -------        -------
Balances as of June 30, 2000 ........     --      --   2,380   $24   $85,780     $(63,034)   $(1,880)       $20,890
                                        ----   -----   -----  ----   -------     --------    -------        -------

Conversion of debentures ............     --      --     173     2     1,175                                  1,177
Issuance of stock pursuant to
  employee stock purchase plan ......     --      --      13              17                                    17
Effect of foreign currency
   translation ..............                                                                   (198)          (198)           (198)

Issuance of preference shares .......    500   2,000                                                          2,000
Issuance of warrants pursuant to
    cost of financing ...............                                     60                                     60
Net loss ............................                                                (842)                     (842)           (842)
                                        ----   -----   -----  ----   -------     --------     -------       -------         -------

Comprehensive Loss ..................                                                                                       $(1,040)
                                                                                                                            =======
                                        ----   -----   -----  ----   -------     --------      -------      -------
Balances as of June 30, 2001 ........    500   2,000   2,566    26   $87,032     $(63,876)     $(2,078)     $23,104
                                        ====   =====   =====  ====   =======     ========      =======      =======

Issuance of stock pursuant to
  employee stock purchase
  and option plans ..................     --      --      59             101                                    101
Effect of foreign currency
  translation .......................                                                 312                       312             312
Net loss ............................                                              (9,424)                   (9,424)         (9,424)
                                                                                                                            -------
Dividends on preferred stock.........                                                (150)                     (150)
Comprehensive Loss ..................                                                                                       $(9,112)
                                                                                                                            =======
                                        ----   -----   -----  ----   -------     --------    -------        -------
Balances as of June 30, 2002 ........    500   2,000   2,625   $26  $ 87,133     $(73,450)   $(1,766)       $13,943
                                        ====   =====   =====  ====   =======     ========    =======        =======


           See accompanying Notes to Consolidated Financial Statements

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1)  Description of Business and Summary of Significant Accounting Policies

          (a)  Business of the Company

          Ross Systems Inc. (NASDAQ:ROSS) founded in 1972, supplies leading enterprise solutions software designed for process manufacturing companies primarily in the food and beverage, life sciences, chemicals, metals and natural products industries. The Company offers the award-winning iRenaissance(TM) family of software solutions which is an integrated suite of enterprise resource planning (ERP II), financials, materials management, manufacturing and distribution, supply chain management (SCM), advanced planning and scheduling, customer relationship management (CRM), electronic commerce, business intelligence and analytics applications. In addition to the aforementioned software suites, the Company also provides professional consulting services for implementation, custom application development and education. It offers ongoing maintenance and support services via the internet and telephone help desks.

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


          (e)  Net Earnings (Loss) Per Common and Common Equivalent Share

          Basic loss per common share are computed by dividing net earnings or net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common and common equivalent share is computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents are not considered in the calculation of net loss per share when their effect would be antidilutive. As a result of the net losses incurred in the years ended June 30, 2002, 2001, and 2000, the following common share equivalents were antidilutive (in thousands) :

                                                         Year ended June 30,
                                                   -----------------------------

                                                    2002      2001      2000
                                                    ----      ----      ----

Stock options ...................................    41        39         --
Warrants ........................................    47        --         --
Convertible Debentures ..........................    --        --         11
Convertible Preferred shares ....................   500         1         --
                                                   -----     ------     ------
 Total ..........................................   588        40         11
                                                   -----     ------     ------



          When the Company is profitable, the only difference between the denominator for basic and diluted net earnings per share is the effect of common stock equivalents. In years of a loss, the denominator is the same for basic and diluted loss per share.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

          (f)  Amortization of Other Assets

          The other assets described in Note 4 are amortized using the straight-line method over their estimated useful lives. Other assets have generally resulted from business combinations accounted for as purchases and are recorded at the lower of unamortized cost or fair value. The
     Company annually reviews the carrying amounts of these assets for indications of impairment, based on expected non-discounted cash flows related to the acquired entities or products. Impairment of value, if any, is recognized in the period it is determined. The Company reviews the carrying value of goodwill in accordance with Financial Accounting Standards No. 142, Goodwill and Other Tangible Assets. (See (p) below).


          (g)  Revenue Recognition

          In accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", the Company recognizes revenues from licenses of computer software "up-front" provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. Where the Company has future obligations, if such obligations are insignificant, related costs are accrued immediately. When the obligations are significant, the software product license revenues are deferred. Future contractual obligations can include software customization, requirements to provide additional products in the future and porting products to new platforms. Contracts which require significant software customization are accounted for on the percentage-of-completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

          Service revenues generated from professional consulting and training services are recognized as the services are performed. Maintenance revenues, including revenues bundled with original software product license revenues, and future unspecified enhancements to the Company's products, are deferred and recognized over the related contract period, generally 12 months. The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2).

     (h) Reimbursable Expenses

          Prior to January 1, 2002, the Company recorded reimbursement by its customers for out-of-pocket expenses as a decrease to cost of services. The Company's results of operations for the fiscal years June 30, 2002, 2001, and 2000 have been reclassified for comparable purposes in accordance with the Emerging Issues Task Force release 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred". The effect of this reclassification was to increase both services revenues and cost of services by $834,000, $1,307,000 and $3,395,000 for fiscal years 2002, 2001, and 2000 respectively.


     (i) Computer Software Costs

          The Company capitalizes computer software product development costs incurred in developing a product once technological feasibility has been established and until the product is available for general release to customers. Technological feasibility is established when the Company either
     (i) completes a detail program design that encompasses product function, feature and technical requirements and is ready for coding and confirms that the product design is complete, that the necessary skills, hardware and software technology are available to produce the product, that the completeness of the detail program design is consistent with the product design by documenting and tracing the detail program design to the product specifications, and that the detail program design has been reviewed for high-risk development issues and any related uncertainties have been resolved through coding and testing or (ii) completes a product design and working model of the software product, and the completeness of the working model and its consistency with the product design have been confirmed by testing. The Company evaluates realizability of the capitalized amounts based on expected revenues from the product over the remaining product life. Where future revenue streams are not expected to cover remaining amounts to be amortized, the Company either accelerates amortization or expenses remaining capitalized amounts. Amortization of such costs is computed

                       ROSS SYSTEMS, INC AND SUBSIDIARIES
     as the greater of (1) the ratio of current revenues to expected revenues from the related product sales or (2) a straight-line basis over the expected economic life of the product (not to exceed five years). As of June 30, 2002 and 2001, capitalized computer software costs approximated $61,587,000 and $79,347,000 respectively, and related accumulated amortization totaled $ 47,551,000 and $51,429,000 respectively. Software costs related to the development of new products incurred prior to establishing technological feasibility or after general release are expensed as incurred



     (j) Income Taxes

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


     (k) Foreign Operations and Currency Translation

          The local currencies of the Company's foreign subsidiaries are the functional currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates, and the resulting translation gains and losses are included as an adjustment to shareholders' equity as a component of comprehensive income. Transaction gains and losses that relate to U.S. dollar denominated intercompany short-term receivables recorded in the financial statements of the Company's foreign subsidiaries and are reflected in income. Where related intercompany balances have been designated as long-term, gains and losses are included as an adjustment to shareholders' equity as a component of comprehensive income.


     (l) Reclassifications

          It is the Company's policy to reclassify prior year amounts to conform with current year financial statement presentation when necessary.


     (m) Use of Estimates

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


     (n) Advertising Costs

          The Company generally expenses advertising costs at the time the advertisement is published, or in the case of direct mail, when mailed. Advertising costs for the fiscal years ended June 30, 2002, 2001, and 2000 were approximately $437,000, $607,000, and $1,517,000, respectively.


     (o) Segment Information

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

          For management purposes, the results of the Asian operations are included in the North American results since the costs associated with managing the Asian marketplace are born by the North American entities within the Group. Selected balance sheet and income statement information pertaining to the various significant geographic areas of operation are as follows:

                      ROSS SYSTEMS, INC AND SUBSIDIARIES

           As of and for the year ended June 30, 2002 (in thousands) :


                                                                                 Net Income          Depreciation       Capital
                                         Gross Assets         Revenue              (Loss)          and Amortization   Expenditures
                                         ------------         --------           ----------        ----------------   ------------
Belgium ............................      $   915             $ 1,233             $    208              $ 13             $ 98
Netherlands ........................        1,439               3,766                  413                42               59
Germany ............................          164                 580                   55                 5                2
Spain ..............................        4,723               6,431                1,622               247               96
United Kingdom .....................        2,969               5,127                  134                62               21
North America ......................       27,408              28,916              (11,856)              615              464
                                          -------             -------             --------              ----             ----
Total ..............................      $37,618             $46,053             $ (9,424)             $984             $740
                                          -------             -------             --------              ----             ----



           As of and for the year ended June 30, 2001 (in thousands):


                                                                                 Net Income          Depreciation       Capital
                                         Gross Assets         Revenue              (Loss)          and Amortization   Expenditures
                                         ------------         --------           ----------        ----------------   ------------
Belgium ............................      $   260            $ 1,113            $     1             $    22            $    --
Netherlands ........................        1,174              2,511                184                  43                 35
France .............................           --                362               (497)                 13                 --
Germany ............................          149                961                102                   2                 --
Spain ..............................        2,248              4,218                (56)                182                 38
United Kingdom .....................        2,985              5,162             (1,014)                126                  4
North America ......................       43,646             36,478                438               1,895                200
                                          -------            -------            -------             -------            -------
Total ..............................      $50,462            $50,805            $  (842)            $ 2,283            $   277
                                          -------            -------            -------             -------            -------


           As of and for the year ended June 30, 2000 (in thousands):

                                                                                 Net Income          Depreciation       Capital
                                         Gross Assets         Revenue              (Loss)          and Amortization   Expenditures
                                         ------------         --------           ----------        ----------------   ------------
Belgium ............................      $   416            $ 1,138            $  (620)            $    42            $    13
Netherlands ........................          658              2,963                (74)                 68                 29
France .............................        2,261              3,782             (3,107)                 63                  8
Germany ............................          360              1,626                179                   2                 --
Spain ..............................        4,185              5,411               (582)                177                 45
United Kingdom .....................        4,809              7,968               (785)                177                 58
North America ......................       51,606             60,511             (4,673)              2,747                155
                                          -------            -------            -------             -------            -------
Total ..............................      $64,295            $83,399            $(9,662)            $ 3,276            $   308
                                          -------            -------            -------             -------            -------

(p) New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Goodwill attributable to each of our reporting units was tested for impairment by comparing the fair value of each of the reporting units with its carrying value. The fair values of these reporting units were determined using a combination of discounted cash flow analysis and market multiples based on historical and projected financial information. The initial phase of the impairment tests were performed within six months of adoption of SFAS 142 or December 31, 2001, and are required at least annually thereafter. On an ongoing basis (absent of any impairment indicators), we expect to perform our impairment tests during the June quarter, in connection with our annual planning process.

         Accumulated amortization of goodwill was $2,233,000 and $7,706,000 at June 30, 2001 and 2000, respectively.

                      ROSS SYSTEMS, INC AND SUBSIDIARIES

Net loss and loss per share for fiscal 2001, adding back goodwill amortization of $691,000 ($0.27 per basic and diluted share) would have been $(151,000), $(0.06) per basic and diluted share. Net loss and loss per share for fiscal 2000, adding back goodwill amortization of $1,004,000 ($0.43 per basic and diluted share) would have been $(8,658,000), $3.72 per basic and diluted share. No tax effect has been provided in either year due to the valuation allowance on deferred tax assets. Prior to July 1, 2001, goodwill was being amortized over periods ranging from 7 to 10 years.

         In June 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 will not have a current impact on the Company's consolidated financial statements.

         In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 will not have a current impact on the Company's consolidated financial statements.

         In April 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 145, "Rescission of SFAS No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS 4, which was amended by SFAS 64, required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS 145 will not have a current impact on the Company's consolidated financial statements.

         In July 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Generally, SFAS 146 provides that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as is presently required. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 145 will not have a current impact on the Company's consolidated financial statements.

         (q) Non-recurring items

         In October of 2000, the Company reorganized its European presence and adopted an indirect sales model in France by terminating its ownership and control of the French subsidiary due to the chronic and sustained losses and negative cash flows suffered by the French subsidiary. At that time, management recorded what they deemed to be adequate reserves related to the possible future costs for the change of presence in France by deferring the gain associated with divesting net liabilities in this liquidating transaction. In the fourth quarter of fiscal 2002, the Company experienced a favorable outcome relating to the French subsidiary liquidation transaction which rendered most of the reserve unnecessary. As a result the Company recorded a non-recurring gain of $650,000 arising from the reduction of the reserve described above.

         On September 12, 2000, the Company announced restructuring efforts aimed at reducing costs and improving efficiencies. Under the restructuring, the Company reduced 125 positions across the company as well as accelerated efforts to eliminate unneeded office space, improve productivity through the use of technology and focus on increased revenues through the use of distributors. As a result of these actions, during the first quarter of fiscal year 2001, the Company recorded a $790,000 expense to cover the liability arising from associated employee separation costs. The costs were accrued in accordance with EITF Issue 94-3, "Liability Recognition for Certain Employee Terminations, Benefits and Other Costs to Exit an Activity". By March 31, 2001, all of the costs accrued in conjunction with both actions had been paid.

                      ROSS SYSTEMS, INC AND SUBSIDIARIES

         (r) Non-cash Impairment of Capitalized Software Cost

         In the fourth quarter of fiscal 2002, the Company made a major change in technology direction. The internet related functionality of the iRenaissance product was re-directed from the "java" based initial development used in the Resynt product line to the Microsoft ".net" technology. A new, formal development relationship with Microsoft was launched to support the requirements of the new technology direction. This strategic re-direction was based on the Company's belief that the .net technology will serve the Company and its customers better in the future, due to fuller market penetration, better standards of compatibility, and superior technical adaptability. The result of this change was that prior development in the former java environment became obsolete. Effective April 1, 2002, the amount of $5,488,000, representing all unamortized software-project balances relating to this, was expensed.

         On April 23, 2002, the Company announced the General Availability of Gembase Version 6.0. This version of Gembase, the 4GL language used for the development of the iRenaissance products, contained major functionality differences to prior versions, rendering all prior versions obsolete. As a result, development and maintenance of all versions prior to 6.0 were discontinued and no further sales using these versions would be contemplated. In addition, customers using these versions would be strongly encouraged to upgrade to version 6.0 because the Company no longer supports development of any Gembase release lower than version 6.0. Upgrades to the 6.0 version would be strongly supported and to encourage and facilitate customers' upgrading, the product was designed to make the transition straight-forward. Since Gembase versions lower than 6.0 would not contribute any further revenue to the Company, even in the short-term, the related unamortized software-project balances amounting to $943,000 were expensed.

         On May 22, 2002 the Company announced the release of iRenaissance version 5.7. This version was significantly changed from the prior versions. Previous to this release, upgrades from any version less than 4.4 to the latest version were technically challenging resulting in an environment not conducive to customer upgrades. Version 5.7 offered a straight-forward upgrade capability to customers on previous versions. In addition, version 5.7 contained a new "engine" at its core, which significantly changed the way the software operated internally, and resulted in improved operating efficiencies. Since customers on versions lower than 4.4 could now upgrade without difficulty, the Company was able to discontinue the development and support of all versions prior to 4.4. No further sales using these versions would be contemplated. This had the effect of rendering all releases of iRenaissance which were lower than 4.4 obsolete. Since iRenaissance versions lower than 4.4 would not contribute any further license revenue to the Company, and renewable maintenance revenue would soon be in respect of the newly released version of the product rather than an older version, the related unamortized software-project balances amounting to $3,333,000 were expensed.

         During May 2002, the Company terminated further work on general enhancements of the COBOL technology based Renaissance Classic product line. Following prolonged, unfruitful attempts to garner interest in the proposed enhancements from the customer base, a twofold decision was made; to continue working with specific customers on custom product development, and to introduce a general sales program of free software license upgrade from the Classic product to the latest release of the iRenaissance product line for customers who remain on maintenance. The company will continue to support those customers who remain active users until they schedule their upgrade conversion to iRenaissance. Since no future revenue benefits are expected from the general enhancements capitalized to date, the aggregate, unamortized software-project balances amounting to $1,174,000 were expensed.

         The aggregate value of unamortized impaired software expensed in the fourth quarter of fiscal 2002 was $10,938,000. This action will have the effect of reducing software cost amortization in future years. If the Company had not recorded this expense, amortization expense of approximately $2,734,000 would be recorded during 2003.


         (2)  Acquisitions, Divestitures and Note Receivable from Related Party

         In October of 2000, the Company reorganized its European presence and adopted an indirect sales model in France by terminating its ownership and control of the French subsidiary due to the chronic and sustained losses and

                      ROSS SYSTEMS, INC AND SUBSIDIARIES
negative cash flows suffered by the French subsidiary. Management has also effectively recorded what they deem to be adequate reserves related to the possible future costs for the change of presence in France by deferring the gain associated with divesting net liabilities in this liquidating transaction. New and existing customers in France receive maintenance services from French speaking employees of the Company in Belgium or via the internet.

         On December 30, 1996, the Company acquired a 100% ownership interest in Ross Iberica, its distributor in Spain and Portugal for the previous five years, in exchange for shares of the Company's common stock valued at approximately $1,400,000. The acquisition was accounted for as a purchase, and accordingly, the results of operations of the acquired business have been included in the Company's results of operations since the date of acquisition. The purchase agreement mandates a guaranteed purchase price at a measurement date which has been mutually extended by the parties in conjunction with the extension of the maturity to July 8, 2003 of a non interest bearing, recourse note payable, due by the former majority shareholder of Ross Systems Iberica to the Company. The former majority shareholder is currently an employee of the Company. The Company, in its sole discretion, may make up any difference between the value of the shares originally tendered and the guaranteed purchase price of Ross Iberica either by issuing additional shares or paying cash. The note receivable described herein totaled $850,000 at June 30, 2002 and $750,000 at June 30, 2001.


          (3) Property and Equipment

          A summary of property and equipment follows (in thousands):

                                                              June 30,
                                                    ---------------------------
                                                          (In thousands)
                                                     2002              2001
                                                   --------           --------
Computer equipment ..............................  $  5,691           $  9,101
Furniture and fixtures ..........................     1,143              1,782
Leasehold improvements ..........................     1,508              1,546
                                                   --------           --------
                                                      8,342             12,429
Less accumulated depreciation and amortization ..    (6,892)           (10,735)
                                                   --------           --------
                                                   $  1,450           $  1,694
                                                   ========           ========




          (4) Other Assets

                A summary of other assets follows (in thousands):

                                                            June 30,
                                                    ---------------------------
                                                          (In thousands)
                                                       2002                2001
                                                    -------             -------
Goodwill ........................................   $ 4,414             $ 4,414
Note receivable .................................        --                 750
Other ...........................................        62                 201
                                                    -------             -------
                                                      4,476               5,365
Less accumulated amortization ...................    (2,233)             (2,233)
                                                    -------             -------
                                                    $ 2,243             $ 3,132
                                                    =======             =======

                     ROSS SYSTEMS, INC AND SUBSIDIARIES

         (5) Accrued Expenses

              A summary of accrued expenses follows (in thousands):

                                                                June 30,
                                                          --------------------
                                                             (In thousands)
                                                           2002          2001
                                                          ------        ------
Accrued vacation, salary and social costs ............... $1,502        $1,201
Sales, Use, VAT and GST taxes payable ...................  1,159         1,121
Interest payable ........................................     63            32
Professional fees .......................................    281            69
Royalties ...............................................    806           791
Other ...................................................    665         1,916
                                                          ------        ------
                                                          $4,476        $5,130
                                                          ------        ------
          (6) Debt and Subsequent Event

         As of June 30, 2002, the Company had a revolving credit facility with a lender for up to $5,000,000 which was collateralized by substantially all assets of the Company, The facility had an expiration date of September 30, 2002. During the years ended June 30, 2002, 2001, and 2000, the interest rate remained unchanged at 9%. At June 30, 2002, approximately $3,370,000 was outstanding under the Company's revolving credit facility. At June 30, 2001, approximately $4,013,000 was outstanding under the Company's then existing $5,000,000 revolving credit facility.

         Subsequent to year end, the Company replaced its existing credit arrangements, entering into a new revolving credit facility agreement with a bank. This facility has a maturity date of September 23, 2004. The credit facility bears interest at the prime rate plus 2% (approximately 6.75% at September 13, 2002) and is collateralized by substantially all assets of the Company. The revolving credit facility may be withdrawn if, amongst other things
(a) the Company fails to pay any principal or interest amount due or (b) there is a material impairment of the Company's business which would prevent loan repayment and (c) any of these events are not remedied by the Company within allowable periods.

         The Company maintains other credit facilities in Spain. Interest on these facilities ranges from 6% to 8% and the facilities are collateralized by various assets of the Spanish subsidiary. Balances outstanding under these agreements were approximately $597,000 and $244,000 at June 30, 2002 and 2001 respectively.

         As of June 30, 2002 and 2001, the Company had outstanding capital lease obligations aggregating $0 and $265,000 respectively. As of June 30, the Company's future obligations under capital leases are as follows (in thousands):

                                                        2002              2001
                                                        ----              ----
Fiscal Year:
 2002............................................       $ --              $299
 2003............................................         --
                                                        ----              ----
Total future capital lease payments .............         --               299
Less amounts representing interest ..............         --                34
                                                        ----              ----
                                                        $ --              $265
                                                        ----              ----

                     ROSS SYSTEMS, INC AND SUBSIDIARIES

         (7) Commitments and Contingencies

         The Company leases facilities and certain equipment under operating leases which expire at various dates through fiscal 2016. Certain leases include renewal options and rental escalation clauses to reflect changes in price indices, real estate taxes, and maintenance costs. As of June 30, 2002, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):


Fiscal Year
-----------
2003.....................................         $944
2004.....................................          803
2005.....................................          304
2006.....................................          298
Thereafter...............................        2,013
                                                ------
Total future minimum lease payments......       $4,362
                                                ------

         Rent expense approximated $1,236,000,  $2,267,000,  and $3,612,000, for fiscal 2002, 2001, and 2000, respectively.


         (8) Capital Stock


         Mandatorily Convertible Preferred Stock and Private Placement

         In fiscal 1991, the Company authorized a new class of no par value preferred stock consisting of 5,000,000 shares. The Board of Directors is authorized to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the shareholders. All preferred stock was issued with a mandatory conversion factor.

         On June 29, 2001, the Company issued mandatorily convertible preferred stock to a qualified investor in a private placement transaction. In summary, the investor purchased 500,000 preferred shares at $4 per share yielding $2,000,000 for the Company. This price represented a premium to the market for the Company's common stock at the time of issuance. The average closing share price of the Company's common stock for the 30 trading days prior to the private placement was approximately $2.22. The preferred shares can be converted at $4.00 per share after June 29, 2002 but before June 29, 2006, on a one for one basis. The shares earn dividends at the rate of 7.5%. In conjunction with this transaction, the Company issued warrants to the broker who assisted in securing the investor. These warrants were fairly valued at $60,000 on the date of issuance and the expense has been recorded in the statement of operations as a component of other expense (net) in the quarter ended June 30, 2001.

         On April 27, 2001 the Company executed a reverse stock split on the basis of 1 share for 10 shares.


            (9) Employee Stock Plans

         At June 30, 2002, the Company had three stock-based compensation plans, which are described below. The Company applies Accounting Principles Board Opinion No. 25 and Emerging Issues Task Force release 96-18, "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services", and related Interpretations, as applicable, in accounting for its plans. No compensation cost has been recognized for its Stock Option Plan and its Stock Purchase Plan. Had compensation cost for the Company's Stock Option and Stock Purchase Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

                     ROSS SYSTEMS, INC AND SUBSIDIARIES

                                                                           Year ended June 30,
                                                              ----------------------------------------------
                                                                2002               2001               2000
                                                              --------           --------           --------
Net loss available to common shareholders:
  As reported .........................................       $ (9,574)          $   (842)          $ (9,662)
  Pro forma ...........................................         (9,980)            (1,302)           (10,657)
Net loss per share:
  As reported basic ...................................       $  (3.65)          $  (0.33)          $  (0.41)
  As reported diluted .................................          (3.65)             (0.33)             (0.41)
  Pro forma basic .....................................          (3.80)             (0.52)             (0.46)
  Pro forma diluted ...................................          (3.80)             (0.52)             (0.46)


         The above numbers have been restated to reflect the Company's 1 for 10 stock split on April 27, 2001. For purposes of computing the pro forma amounts above, the Black-Scholes option pricing model was used. The assumptions used in this model are disclosed for the individual plans below.


         (a) Stock Option Plan

         The Company has reserved 210,000 shares of common stock for issuance under its 1988 Incentive Stock Plan and 510,000 shares of common stock for issuance under its 1998 Incentive Stock Plan (collectively the "Plans"). The 1988 Incentive Stock Plan is closed and may not be used for further issues of options. Under the Plans, the Company may issue options to purchase shares of the Company's common stock to eligible employees, officers, directors, independent contractors and consultants. The term of the options issued under the Plans cannot exceed ten years from the date of grant. Options granted to date generally become exercisable over four to five years based on the grantees' continued service with the Company.

         A summary of the status of the Company's Plan as of June 30, 2002, 2001 and 2000 and activity for the fiscal years then ended is presented below:


                                                  Number of     Weighted Average
                                                   Shares        Exercise Price        Exercisable
                                                  ----------    ----------------       ----------
Balance as of June 30, 1999 ....................  178,600         $   29.70                86,000
Granted (at market value) ......................   61,100         $   25.80
Exercised ......................................   (1,000)        $   25.90
Canceled .......................................  (35,100)        $   28.80
                                                 --------
Balance as of June 30, 2000 ....................  203,600         $   28.70               102,800
Granted (at market value) ......................  165,219         $    4.90
Canceled .......................................  (77,148)        $   21.80
                                                 --------
Balance as of June 30, 2001 ....................  291,671         $   16.91               112,255
Granted (at market value) ......................  137,333         $    4.91
Exercised ......................................  (10,243)        $    2.32
Canceled .......................................  (91,966)        $   20.34
                                                 --------
Balance as of June 30, 2002 ....................  326,795         $   10.78               113,494
                                                 --------

                     ROSS SYSTEMS, INC AND SUBSIDIARIES

         The weighted average estimated grant date fair value of options granted during fiscal 2002, 2001, and 2000 was $3.73, $4.49, and $25.80, respectively.

         The following table summarizes information about the stock options outstanding at June 30, 2002:



                                                          Options Outstanding
                                            -----------------------------------------------------
                                                            Weighted Average                            Options Exercisable
                                                                Remaining                          ------------------------------
                                               Shares          Contractual       Weighted Average    Shares      Weighted Average
      Range of Exercise Prices              Outstanding           Life            Exercise Price   Exercisable    Exercise Price
      ------------------------              -----------     ----------------     ----------------  -----------   ----------------
$1.88-$1.88 .........................         67,383            8.5 years          $    1.88          11,342              1.88
$3.25-$3.25 .........................          6,394            9.1 years               3.25               0              0
$3.50-$3.50 .........................         76,489            9.1 years               3.50               0              0
$3.75-$5.40 .........................         40,831            9.0 years               4.62          29,450              4.65
$8.00-$11.88 ........................         48,550            9.1 years               9.74           1,700             11.88
$13.75-$25.00 .......................         23,500            7.4 years              21.32          11,800             21.99
$25.94-$25.94 .......................         39,450            5.1 years              25.94          38,788             25.94
$26.56-$55.00 .......................         21,080            5.1 years              34.00          17,296             34.67
$65.00-$65.00 .......................          2,413            4.4 years              65.00           2,413             65.00
$67.50-$67.50 .......................            705            3.5 years              67.50             705             67.50
Totals ..............................        326,795            8.1 years          $   10.78         113,494         $   19.81
                                             -------            ---------          ---------         -------         ---------

         The following weighted average assumptions for the Company's Stock Option Plan were used to determine the pro forma amounts noted above:

                                                Year ended June 30,
                                        -------------------------------
                                        2002       2001           2000
                                        ----       ----           ----

Expected life .....................       5          5              5
Expected volatility ...............     80.4%     121.6%         104.76%
Risk-free interest rate ...........      5.0%       5.3%           6.5%
Expected dividend yield ...........       *          *              *
* Not applicable


(b) Employee Stock Purchase Plan

         The Company initially reserved 80,000 shares of common stock for issuance under its 1991 Employee Stock Purchase Plan ("ESPP"). In fiscal 1999, the stockholders approved an amendment to the plan whereby the number of shares reserved for issuance was increased to 95,000. An amendment in fiscal 2002 provided that beginning in fiscal 2001 and each year thereafter, the amount reserved for issuance is increased by the lesser of 20,000 shares or 1% of total outstanding common stock.

         Under the ESPP, the Company's employees may purchase, through payroll deductions of 1% to 10% of compensation, shares of common stock at a price per share that is the lesser of 85% of its fair market value as of the beginning or end of the offering period. Under the ESPP, the Company sold 29,146 shares, 11,409 shares, and 13,955 shares, to employees in fiscal 2002, 2001, and 2000 respectively. The weighted average fair value of those purchase rights granted in fiscal 2002, and 2001, was $0.83 and $1.12, respectively. As of June 30, 2002, 128,314 shares had been issued under the ESPP.

                     ROSS SYSTEMS, INC AND SUBSIDIARIES

(10) Income Taxes

         Gains and losses before income taxes include foreign gains before income taxes of $2,425,000 for fiscal 2002 and foreign losses before income taxes of $(1,280,000) and $(4,640,000) for fiscal years 2001, and 2000 respectively. Income tax expense for the years ended June 30, 2002, 2001 and 2000 consists of the following (in thousands):

                                      2002           2001           2000
                                     -----          -----           -----
Current:
  Federal .........................  $  --          $(140)          $  --
  Foreign .........................    112            123             349
  State ...........................     20             26              --
                                     -----          -----           -----
                                       132              9             349
                                     -----          -----           -----
Deferred:
  Federal .........................     --             --              --
  Foreign .........................     --             --              --
  State ...........................     --             --              --
                                     -----          -----           -----
                                     $ 132          $   9           $ 349
                                     =====          =====           =====

         For the years ended June 30, 2002, 2001, and 2000, the reconciliation between the amounts computed by applying the United States federal statutory tax rate of 34% to loss before income taxes and the actual tax expense follows (in thousands):

                                                                               2002         2001         2000
                                                                             -------      -------      -------
Income tax benefit at statutory rate ...................................      (3,159)        (283)      (3,166)
State income tax benefit, net of federal income tax benefit ............         (13)         (37)        (422)
Change in beginning of year valuation allowance ........................       3,028        3,063        1,526
Losses for which no benefit is recognized (foreign loss and rate) ......          --          435        1,630

Rate differential related to foreign income and foreign tax withholdings         843          485          349
Amortization of other assets and other permanent differences ...........        (567)      (3,654)         432
                                                                             -------      -------      -------
                                                                             $   132      $     9      $   349
                                                                             =======      =======      =======


     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2002 and 2001 were as follows (in thousands):

                                                    2002          2001
                                                  --------      --------
Accruals and reserves .......................     $    670      $    654
Net operating loss carryforward (federal) ...       11,502        13,728
Net operating loss carryforward (state) .....        2,386         2,525
Net operating loss carryforward (foreign) ...        2,748         2,615
Foreign tax and research credit carryforwards        3,802         3,802
Fixed assets depreciation differences .......          399           446
                                                  --------      --------
           Total gross deferred tax assets ..       21,507        23,770
           Less valuation allowance .........      (15,893)      (12,865)
                                                  --------      --------
           Net deferred tax assets ..........        5,614        10,905
                                                  --------      --------
Capitalized computer software costs .........       (8,616)      (10,905)
                                                  --------      --------
           Total gross deferred liabilities .       (5,614)      (10,905)
                                                  --------      --------
Net deferred taxes ......................         $     --      $     --
                                                  ========      ========

                     ROSS SYSTEMS, INC AND SUBSIDIARIES

         The net change in total valuation allowance for the year ended June 30, 2002, was an increase of $3,028,000. The valuation allowance has been established to recognize the uncertainty of utilizing loss and credit carryovers and certain deferred assets.

         At June 30, 2002, the Company had net operating loss carry-forwards of approximately $33,827,000, $14,473,000 and $8,449,000 for federal, California and foreign tax purposes, respectively. At June 30, 2002, the Company also had unused research and other credit carry-forwards of approximately $3,248,000 and $554,000 for federal and California tax purposes, respectively. The loss and research credit carry-forwards, if not utilized, will expire between fiscal 2003 and 2014.


(11) Supplemental Cash Flow Information

         Supplemental cash flow information for the years ended June 30, 2002, 2001, and 2000 follows (in thousands):

                                                                                   2002             2001             2000
                                                                                 --------         --------         --------
Cash payments:
  Interest......................................................................  $  642          $  1,228         $  1,455
  Income taxes..................................................................  $  319          $     75         $    245
Non-cash investing and financing activities:
  Conversion of convertible debentures into stock (non-cash transaction)........  $    -          $  1,177         $  1,248


(12) Selected Unaudited Quarterly Information
(In thousands, except per share data)


                                                                June 30          March 31         Dec. 31        Sept. 30
Fiscal year 2002                                                  2002             2002            2001             2001
                                                                --------         --------        --------        --------
Total net revenues                                              $ 11,173         $ 11,456        $ 11,425        $ 11,165
Cost of sales                                                        761              403             311             396
Net income (loss)                                                (10,857)             381             488             414
Charge for impairment of capitalized software                    (10,288)              --              --              --
Earnings (loss) per share                                          (4.14)            0.13            0.17            0.13
Number of shares used in per share computation - diluted           2,625            3,209           3,152           3,144


                                                                June 30          March 31         Dec. 31         Sept. 30
Fiscal year 2001                                                  2001             2001            2000             2000
                                                                --------         --------        --------        --------
Total net revenues                                              $ 11,254         $ 11,494         $ 12,598         $ 14,152
Cost of sales                                                        433              352              325              483
Net income (loss)                                                    399             2787              167           (4,195)
Non-recurring costs                                                   --               --               --              790
Earnings (loss) per share                                           0.15             1.09             0.07            (1.74)
Number of shares used in per share computation-diluted             2,662            2,566            2,569            2,412

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Ross Systems, Inc and subsidiaries.

         The audit referred to in our report dated September 13, 2002, relating to the consolidated financial statements of Ross Systems, Inc and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule as of June 30, 2002 listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

         In our opinion, such financial statement schedule as of June 30, 2002 presents fairly, in all material respects, the information set forth therein.


                                                            /s/ BDO Seidman, LLP
                                                            --------------------
                                                            BDO Seidman, LLP
Atlanta, Georgia
September 13, 2002

                                                                     SCHEDULE II

                                      ROSS SYSTEMS, INC. AND SUBSIDIARIES
                                       VALUATION AND QUALIFYING ACCOUNTS
                                                (in thousands)




                                                                      Additions
                                                               ------------------------
                                               Balance at     Charged to     Charged
                                               Beginning      costs and      to other                       Balance at
Description                                    of period      expenses       accounts     Deductions(1)   End of period
----------                                     ---------      ---------      --------     ------------    -------------
Year ended June 30, 2002 allowance for
  doubtful accounts and returns                  $2,930         $1,444          $--          $  995          $3,379
                                                 ------         ------          ---          ------          ------
Year ended June 30, 2001 allowance for
  doubtful accounts and returns                  $3,571         $1,514          $--          $2,155          $2,930
                                                 ------         ------          ---          ------          ------
Year ended June 30, 2000 allowance for
  doubtful accounts and returns                  $2,884         $4,645          $--          $3,958          $3,571
                                                 ------         ------          ---          ------          ------

-----------------

(1)  Represents net charge-off of specific receivables.