Form 10-K/A
period 2002-06-30
ROSS SYSTEMS INC/CA
filed 2002-10-02
CIK 873594

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                    FORM 10-K/A
(Mark One)

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

                            ------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |_|

         The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 24, 2002 as reported by the NASDAQ National Market, was approximately $19,207,970. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of August 31, 2002, the Registrant had outstanding 2,645,726 shares of Common Stock, and 500,000 Series A 7.5%, convertible preference shares.

                            ------------------------



                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain items in Part III of this form 10-K/A Report are incorporated by reference to the Registrant's Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders to be held November 14, 2002


================================================================================

 ROSS SYSTEMS, INC AND SUBSIDIARIES



                               ROSS SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K/A
                            YEAR ENDED JUNE 30, 2002
                                TABLE OF CONTENTS


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


                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                                     PART I

ITEM 1. BUSINESS

         THIS REPORT ON FORM 10-K/A (THE "REPORT") CONTAINS FORWARD LOOKING STATEMENTS REGARDING FUTURE EVENTS WITH RESPECT TO ROSS SYSTEMS, INC. ACTUAL EVENTS OR RESULTS COULD DIFFER MATERIALLY DUE TO A NUMBER OF FACTORS, INCLUDING THOSE DESCRIBED HEREIN AND IN DOCUMENTS INCORPORATED HEREIN BY REFERENCE, AND THOSE FACTORS DESCRIBED UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS".


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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of Ross Systems, and Notes thereto, and other financial information included elsewhere in this Form 10-K/A. Historical results are not necessarily indicative of results that may be expected in for future periods.


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

     Other Matters

     Risk Factors

          The risks described below are not the only ones that we face. Additional risks and uncertainties not presently known to us may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by, and the trading price of our common stock could decline due to any of these risks. You should also refer to the other information included in this Annual Report on Form 10-K/A and the other information, our financial statements and the related notes incorporated by reference into this Annual Report on Form 10-K/A.

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

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this Item is incorporated by reference herein from Part IV Item 14(a) (1) and (2) of this Form 10-K/A Report.

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by Item 10 of Form 10-K/A with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 14, 2002 (the Proxy Statement), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

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


Schedule
                                                                                                  Page
                                                                                                  ----
II   Valuation   and   Qualifying
     Accounts...................................................................................   S-1


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

     (b)  Reports on Form 8-K.

          None

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on this 1st day of October, 2002.

                                       ROSS SYSTEMS, INC.


                                                By:  /s/ J. Patrick Tinley
                                                   ----------------------------
                                                         J. Patrick Tinley
                                                          Chairman and
                                                       Chief Executive Officer


                                POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Patrick Tinley his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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


            Signature                               Title                                              Date
            ---------                               -----                                              ----


      /s/ J. Patrick Tinley                Chairman and Chief Executive Officer                   October 1, 2002
       ------------------------------     (Principal Executive Officer)
        J. Patrick Tinley

      /s/ Robert B. Webster                Executive Vice President and Company Secretary         October 1, 2002
       ------------------------------
        Robert B. Webster

      /s/ Verome M. Johnston               Vice President and Chief Financial Officer             October 1, 2002
       ------------------------------     (Principal Financial and Accounting Officer)
        Verome M. Johnston

      /s/ J. William Goodhew  III          Director                                               October 1, 2002
       ------------------------------
        J. William Goodhew

      /s/ Frank M. Dickerson               Director                                               October 1, 2002
       ------------------------------
        Frank M. Dickerson

        /s/ Bruce J. Ryan                  Director                                               October 1, 2002
       ------------------------------
          Bruce J. Ryan


          CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICERS


I, J. Patrick Tinley, certify that:


1.   I have reviewed this annual report on Form 10-K/A of Ross Systems, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;





Date: October 1, 2002


                                           /s/ J. Patrick Tinley
                                           ------------------------------------
                                           J. Patrick Tinley
                                           Chairman and Chief Executive Officer




I, Verome M. Johnston, certify that:


1.   I have reviewed this annual report on Form 10-K/A of Ross Systems, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;





Date: October 1, 2002


                                     /s/ Verome M. Johnston
                                     ------------------------------------------
                                     Verome M. Johnston
                                     Vice President and Chief Financial Officer

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                               ROSS SYSTEMS, INC.
                          ANNUAL REPORT ON FORM 10-K/A
                            YEAR ENDED JUNE 30, 2002
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
          (6) Debt and Subsequent Event

         As of June 30, 2002, the Company had a revolving credit facility with a lender for up to $5,000,000 which was collateralized by substantially all assets of the Company, The facility had an expiration date of September 30, 2002. During the years ended June 30, 2002, 2001, and 2000, the interest rate remained unchanged at 9%. At June 30, 2002, approximately $3,370,000 was outstanding under the Company's revolving credit facility. At June 30, 2001, approximately $4,013,000 was outstanding.

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

         At June 30, 2002, the Company had net operating loss carry-forwards of approximately $33,829,000, $14,473,000 and $8,449,000 for federal, California and foreign tax purposes, respectively. At June 30, 2002, the Company also had unused research and other credit carry-forwards of approximately $3,248,000 and $554,000 for federal and California tax purposes, respectively. The loss and research credit carry-forwards, if not utilized, will expire between fiscal 2003 and 2014.


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