Form 10-Q
period 2002-09-30
ROSS SYSTEMS INC/CA
filed 2002-11-15
CIK 873594

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              FORM 10 - Q(MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2002,

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission File Number 0-19092

                               ROSS SYSTEMS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              94-2170198
-------------------------------                            ---------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization                             Identification Number

         Two Concourse Parkway,
      Suite 800, Atlanta, Georgia                                       30328
-----------------------------------------                            -----------
(Address of principal executive offices)                              (Zip code)

                                 (770) 351-9600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                                   Outstanding
            Class                                               October 30, 2002
------------------------------                                  ----------------
Common stock, $0.001 par value                                     2,645,726
 Preferred stock, no par value                                      500,000


================================================================================

                               ROSS SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
                        --------------------------------

                                TABLE OF CONTENTS

                                                                                                              Page No.

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements............................................................................3

                  Condensed Consolidated Balance Sheets - September 30, 2002 and June 30, 2001....................3

                  Condensed Consolidated Statements of Operations - Three months ended
                          September 30, 2002 and 20014

                  Condensed Consolidated Statements of Cash Flows - Three months ended
                          September 30, 2002 and 20015

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................18

         Item 4.  Evaluation of Disclosure Controls and Internal Controls........................................20

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...............................................................21

SIGNATURE...................................................................................................     23


This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Ross Systems to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, synergies, accretion, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by customers and partners; employee management issues; the challenge of managing asset levels; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein and that are otherwise described from time to time in Ross Systems' Securities and Exchange Commission reports. Ross Systems assumes no obligation and does not intend to update these forward-looking statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share related data)

                                                                                  September 30,   June 30,
                                                                                      2002          2002
ASSETS                                                                             (unaudited)    (audited)
------                                                                             -----------    ---------
Current assets:
     Cash and cash equivalents                                                      $  4,588      $  5,438
     Accounts receivable, less allowance                                              10,851        12,319
         for doubtful accounts
      Prepaid and other current assets                                                 1,142         1,282
     Note receivable from related party                                                  850           850
                                                                                    --------      --------
              Total current assets                                                    17,431        19,889

Property and equipment, net                                                            1,449         1,450
Computer software costs, net                                                          14,010        14,036
Other assets                                                                           2,227         2,243
                                                                                    --------      --------
              Total assets                                                          $ 35,117      $ 37,618
                                                                                    ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of debt                                                   $  3,207      $  3,967
     Accounts payable                                                                  2,361         2,682
     Accrued expenses                                                                  4,231         4,476
     Income taxes payable                                                                 40            15
     Deferred revenues                                                                10,647        12,535
                                                                                    --------      --------
              Total current liabilities                                               20,486        23,675
                                                                                    --------      --------

Shareholders' equity:
         Common stock, $.001 par value; 35,000,000 shares authorized, 2,645,726           26            26
         and 2,625,378 shares issued and outstanding at September 30, 2002 and
         June 30, 2002, respectively
         Preferred Stock, no par value; 5,000,000 authorized, 500,000 shares           2,000         2,000
         outstanding
         Additional paid-in capital                                                   87,240        87,133
         Accumulated deficit                                                         (72,849)      (73,450)
         Accumulated comprehensive deficit                                            (1,786)       (1,766)
                                                                                    --------      --------
              Total shareholders' equity                                              14,631        13,943
                                                                                    --------      --------

              Total liabilities and shareholders' equity                            $ 35,117      $ 37,618
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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                 Three months ended
                                                                    September 30,
                                                                    (unaudited)
                                                                2002          2001
                                                                ----          ----
Revenues:
     Software product licenses                                $  3,733      $  3,180
     Consulting and other services                               2,515         2,763
     Maintenance                                                 4,923         5,222
     Reimbursable expenses                                         255           165
                                                              --------      --------
           Total revenues                                       11,426        11,330
                                                              --------      --------
Operating expenses:
      Costs of software product licenses                           346           396
     Costs of consulting, maintenance and other services         4,401         4,084
     Software product license sales and marketing                2,422         1,984
     Product development net of capitalized and amortized
     computer  software costs                                    1,801         2,439
     General and administrative                                  1,361         1,378
     Provision for uncollectable accounts                          272           285
                                                              --------      --------
           Total operating expenses                             10,603        10,566
                                                              --------      --------

Operating earnings                                                 823           764
Other expenses, net                                                (94)         (124)
     Income tax expense                                            (90)         (188)
                                                              --------      --------
Net earnings                                                       639           452
     Preferred stock dividend                                      (38)          (38)
                                                              --------      --------
Net profit available to common shareholders                   $    601      $    414
                                                              ========      ========
Net earnings  per common share - basic                        $   0.23      $   0.16
                                                              ========      ========
Net earnings  per common share - diluted                      $   0.20      $   0.14
                                                              ========      ========

Shares used in per share computation - basic                     2,646         2,585
                                                              ========      ========
Shares used in per share computation - diluted                   3,267         3,126
                                                              ========      ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands) (unaudited)

                                                                                   Three months ended
                                                                                      September 30,
                                                                                      -------------
                                                                                    2002         2001
                                                                                    ----         ----
Cash flows from operating activities:
     Net earnings                                                                 $   639      $   452
     Adjustments to reconcile net earnings  to net cash provided by operating activities:
           Depreciation and amortization of property and equipment                    206          238
           Amortization of computer software costs                                  1,186        1,709
           Provision for uncollectable accounts                                       272          285
           Changes in operating assets and liabilities:
                Accounts receivable                                                 1,209         (598)
                Prepaids and other current assets                                     141           53
                Income taxes payable                                                   25           32
                Accounts payable                                                     (318)      (1,635)
                Accrued expenses                                                     (281)        (620)
                Deferred revenues                                                  (1,870)      (1,702)
                                                                                  -------      -------
                Net cash  provided by operating activities                          1,209       (1,786)
                                                                                  -------      -------
Cash flows from investing activities:
           Purchases of property and equipment                                       (205)         (63)
           Computer software costs capitalized                                     (1,160)        (974)
           Other                                                                       16           45
                                                                                  -------      -------
                Net cash used in investing activities                              (1,349)        (992)
                                                                                  -------      -------
Cash flows from financing activities:
           Net cash paid on line of credit                                           (760)        (319)
           Proceeds from issuance of common stock                                     107           42
                                                                                  -------      -------
                Net cash used in financing activities                                (653)        (277)
                                                                                  -------      -------

Effect of exchange rate changes on cash                                               (57)         109
                                                                                  -------      -------

Net decrease in cash and cash equivalents                                            (850)      (2,946)

Cash and cash equivalents at beginning of period                                    5,438        5,716
                                                                                  -------      -------
Cash and cash equivalents at end of period                                        $ 4,588      $ 2,770
                                                                                  =======      =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


1)   BUSINESS OF THE COMPANY & BASIS OF PRESENTATION

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

     The accompanying unaudited condensed consolidated financial statements of Ross Systems, Inc reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of September 30, 2002, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended June 30, 2002 which was filed with the Securities and Exchange Commission during September 2002.

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

2)   PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


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

     The other assets described in Note 5 are amortized using the straight-line method over their estimated useful lives. Other assets have generally resulted from business combinations accounted for as purchases and are recorded at the lower of unamortized cost or fair value. The Company annually reviews the carrying amounts of these assets for indications of impairment, based on expected non-discounted cash flows related to the acquired entities or products. Impairment of value, if any, is recognized in the period it is determined. The Company reviews the carrying value of goodwill in accordance with Financial Accounting Standards No. 142, Goodwill and Other Tangible Assets. (See Note 10 below). There was no impairment of these assets during the first quarter of fiscal 2002.



4)   PROPERTY AND EQUIPMENT

     As of the dates shown, property and equipment consisted of the following (in thousands):

                                                      September 30,   June 30,
                                                          2002          2002
                                                          ----          ----
     Computer equipment                                 $ 5,963        5,691
     Furniture and fixtures                               1,153        1,143
     Leasehold improvements                               1,376        1,508
                                                        -------      -------
                                                          8,492        8,342
     Less accumulated depreciation and amortization      (7,043)      (6,892)
                                                        -------      -------
                                                        $ 1,449      $ 1,450
                                                        =======      =======

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


5)   OTHER ASSETS

     Other assets is primarily comprised of Goodwill. As of September 30, 2002, Goodwill consisted of the following (in thousands):

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
                                                                  =======        =======         =======



The Company does not consider these assets to be impaired at either September 30, 2002 or as of the filing date of this report on form 10-Q. In accordance with the provisions of Statement on Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", the Company does not intend to record any future amortization of these assets. (See Note 10)



6)   SOFTWARE REVENUE RECOGNITION

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

     Prior to January 1, 2002, the Company recorded reimbursement by its customers for out-of-pocket expenses as a decrease to cost of services. The Company's results of operations for the first quarter of fiscal year 2002 have been reclassified for comparable purposes in accordance with the Emerging Issues Task Force release 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred". The effect of this reclassification was to increase both services revenues and cost of services by $165,000 for the first quarter of fiscal year 2002.

7)   COMPREHENSIVE INCOME

     Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three-month periods ended September 30, 2002 and 2001 were as follows (in thousands):

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES



                                                   Three months ended
                                                     September 30,
                                                    2002        2001
                                                    ----        ----
     Net earnings                                  $ 639       $ 452
     Foreign currency translation adjustments        (20)        125
                                                   -----       -----
     Total comprehensive income                    $ 619       $ 577
                                                   =====       =====



8)   NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     Basic earnings per common share are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during the period.

     The following is a reconciliation of the numerators of diluted earnings per share, (in thousands):

                                           Three months ended
                                              September 30,
                                             2002      2001
                                             ----      ----
     Net earnings - basic                    $601      $414
     Interest on convertible securities        38        38
                                             ---       ----
     Net earnings - diluted                  $639      $452
                                             ====      ====


     The following is a reconciliation of the denominators of diluted earnings per share, (in thousands):

                                                              Three months ended
                                                                 September 30,
                                                               2002        2001
                                                               ----        ----
     Weighted average shares outstanding - basic               2,646      2,585
     Conversion of preferred stock                               500        500
     "In the money" stock options, warrants and
     contingent securities                                       121         41
                                                               -----      -----
     Weighted average shares outstanding - diluted             3,267      3,126
                                                               =====      =====

In periods when the Company is profitable, the only difference between the denominator for basic and diluted net earnings per share is the effect of potentially dilutive common shares. In periods of a loss, the denominator does not change because it would be antidilutive.



9)   CAPITAL STOCK

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES



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

10)  NEW ACCOUNTING PRONOUNCEMENTS

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

     In July 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146,

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


"Accounting for Costs Associated with Exit or Disposal Activities." Generally, SFAS 146 provides that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as is presently required. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 will not have a current impact on the Company's consolidated financial statements.


11)  GEOGRAPHIC SEGMENT INFORMATION

     The Company markets its products and related services primarily in North America, Europe and Asia and primarily measures its business performance based upon certain geographic results of operations.

     For management purposes, the results of the Austral-Asian operations are included in the North American results since the costs associated with managing that marketplace are born by the North American entities within the Group.
Selected balance sheet and income statement information pertaining to the various significant geographic areas of operation are as follows:



     As of and for the quarter ended September 30, 2002:

                                            Net Income    Depreciation        Capital
                 Total Assets    Revenue      (Loss)    and Amortization    Expenditures
                 ------------    -------      ------    ----------------    ------------
Belgium ......      $   886      $   333      $    48       $     2           $    --
Netherlands ..        1,116          606           (6)           12                --
Germany ......          131           42           (9)           --                --
Spain ........        4,908        1,249          121            76                48
United Kingdom        3,203        1,390          113            11                37
North America        24,873        7,806          372         1,291               120
                    -------      -------      -------       -------           -------
Total ........      $35,117      $11,426      $   639       $ 1,392           $   205
                    =======      =======      =======       =======           =======



     As of and for the quarter ended September 30, 2001:

                                            Net Income    Depreciation        Capital
                 Total Assets    Revenue      (Loss)    and Amortization    Expenditures
                 ------------    -------      ------    ----------------    ------------
Belgium ......      $   351      $   204      $   (41)      $     6            $     7
Netherlands ..        1,090          825          219             9                  1
Germany ......          223          118           (5)            1                  2
Spain ........        2,800        1,323          448            60                  6
United Kingdom        2,415        1,381          110            21                  1
North America        39,944        7,479         (279)        1,850                 46
                    -------      -------      -------       -------            -------
Total ........      $46,823      $11,330      $   452       $ 1,947           $    63


                       ROSS SYSTEMS, INC. AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this document.



Overview

Variability of Quarterly Results

     The Company's software product license revenues can fluctuate from quarter to quarter depending upon, among other things, such factors as overall trends in the United States and international economies, new product introductions by the Company, and customer buying patterns. Because the Company typically ships software products within a short period after orders are received, and therefore maintains a relatively small backlog, any weakening in customer demand can have an almost immediate adverse impact on revenues and operating results. Moreover, a substantial portion of the revenues for each quarter is attributable to a limited number of sales and tends to be realized in the latter part of the quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause substantial fluctuations in quarterly revenues and operating results. Finally, certain agreements signed during a quarter may not meet the Company's revenue recognition criteria resulting in deferral of such revenue to future periods. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of specific revenues can cause significant variation in operating results from quarter to quarter.

Business Summary

Description of Business

     The Company markets a broad range of sophisticated business applications that address B2B electronic commerce including collaborative planning, financial, manufacturing, distribution, supply chain management, and human resource needs of process manufacturers. Specifically, these applications are designed to address the unique requirements of manufacturers in the food and beverage, life sciences, chemicals, metals and natural products industries. In addition, the Company supports a large installed base of companies, which utilize the Company's financial products exclusively. The Company's software product license fees are based on the modules licensed and the number of concurrent users supported by the hardware on which the modules operate.

     More than 1,000 companies around the world use Ross Systems solutions on a wide range of popular databases, including Oracle and Microsoft, as well as operating systems including NT and UNIX. Ross Systems has more than 10 offices globally, to serve its customers. Customers are primarily medium-sized companies (with annual sales of $50 million to $1 billion) upgrading internal systems to improve profitability through the availability of timely and accurate information, ensure compliance with regulatory requirements such as those imposed by the FDA and USDA, and to collaborate effectively with customer and suppliers.

     The Company licenses its products to customers through a direct sales force in North America and Western Europe as well as independent distributors in dozens of other markets worldwide.

     The Company supplies leading enterprise solutions software designed for process manufacturing companies primarily in the food and beverage, life sciences, chemicals, metals and natural products industries. The Company offers the award-winning iRenaissance(TM) family of software solutions which is an integrated

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


suite of enterprise resource planning (ERP II), financials, materials management, manufacturing and distribution, supply chain management (SCM), advanced planning and scheduling, customer relationship management (CRM), electronic commerce, business intelligence and analytics applications.

     iRenaissance applications are renowned for their deep and rich functional fit to process industry requirements as well as their short implementation times and cost-effective returns on investment.

     The Company leverages contemporary Internet technologies to enable significant benefits for its customers. Many Ross customers have benefited from technology obsolescence protection as they have moved from older computing platforms to current platforms by upgrading to new releases. Built on a highly flexible technology platform, iRenaissance applications cost-effectively support mid-size companies and scale effectively to support large, global organizations with thousands of users processing hundreds of thousands of transactions daily. Ross customers also benefit from the low cost of deployment and centralized maintenance afforded by browser-based PC clients that provide secure access from any PC with Internet access, to the system infrastructure at central locations where the software resides and the data is managed. End-user satisfaction is enhanced by highly configurable and easily personalized applications that provide follow-me profiles for each user, regardless of physical location. Utilizing contemporary standards such as XML, SOAP, Microsoft .NET and others, iRenaissance applications can be effectively connected to any other applications or devices via the Internet. Robust security features that leverage Internet standards protect applications and data with both user-based and application function profiles. The security facilities further enable companies in their effort to achieve regulatory compliance by providing detailed audit trails for every action taken by every user.

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

Results of Operations

Revenues

     Total revenues for the quarter ended September 30, 2002 of $11,426,000 were virtually unchanged from $11,330,000 in the same quarter of fiscal 2002. Software product license revenues were $3,733,000 during the quarter ended September 30, 2002, an increase of $553,000, or 17%, from the same quarter in fiscal 2002. The Company experienced an increase over the same quarter of fiscal 2002 in the North American market of approximately $935,000, or 98%. This North American increase was primarily due to the closing of several software license sales contracts which had been in the sales pipeline for several months. In addition, the improving license revenue trend is a result of an increased visibility of the Company in the North American process software ERP market space arising from effective marketing activities over the fiscal year ended June 30, 2002. The Company's sales in the European markets were virtually unchanged, with a net decrease of $76,000, or 6% over the same quarter in fiscal 2002 Product license sales in the Asian and Pacific rim region decreased by $306,000 to $678,000 during the quarter ended September 30, 2002, from $984,000 in the same quarter of fiscal 2002. This primarily reflects the fact that with the Company's principal distributor in the Japanese market, sales which historically have been concentrated in the first quarter, have taken place more frequently in the nine months prior to the current quarter, and have thus been spread over the Company's quarterly periods. Overall sales with this distributor have not diminished, but the volume occurring in the first quarter has decreased.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES



     Consulting and other services revenues for the first quarter of fiscal 2002 decreased 9% to $2,515,000 from $2,763,000 in the same quarter of fiscal 2002. Revenues from consulting and other services (which are typically recognized as performed) are generally correlated with software product license revenues
(which are typically recognized upon delivery), therefore, service revenues fluctuate based upon related fluctuations in software product revenue. For the quarter ended September 30, 2002, North American services revenues increased 17% at $1,604,000 compared to $1,368,000 over the same quarter in the prior year. This primarily reflects new services work arising from the growth in software sales over the last fiscal year. International services revenues decreased $484,000, or 35% over the same quarter in the prior year. This decrease is mainly due to the absence of Euro dollar implementation work in the current quarter compared to the same quarter in the prior year.

     Maintenance revenues for the first quarter decreased by $299,000 or 6% in the first quarter of fiscal 2002 versus the same quarter in the prior year. This is attributable mainly to new maintenance contract additions from prior year software license sales occurring at a lower rate than retirements in North America. The increase of $326,000 or 26% in International maintenance revenues is attributable mainly to the negotiation of new maintenance contracts, including back-maintenance provisions, for contracts which had previously cancelled but have been reinstated on the Euro compliant version of the product. Maintenance contracts sold by third party distributors are included by the Company in software product license revenues because the Company has no support obligations to any of the distributors' customers.

     International revenues as a percentage of total revenues for the first quarter of fiscal 2002 decreased to 39% in fiscal 2002 from 44% for the same quarter in fiscal 2002. International revenues decreased $545,000 or 11% over the same quarter in the prior year. This decrease was due to lower software license revenues and lower services revenues in the first quarter of fiscal 2003 as compared to the same quarter in the prior year.

     North American revenues comprised 61% of the first quarter 2002 total revenues, up from 56% in the same quarter of the prior year. North American revenues increased 29% over the same quarter of the previous fiscal year. This increase was due to the steady growth software revenues combined with a commensurate increase in services revenues.

Operating Expenses

     Costs of software product licenses include expenses primarily related to royalties paid to third parties. Third party royalty expenses will vary from quarter to quarter based on the number of third party products being sold by the Company. Major third party products sold by the Company include Oracle databases and other optional software including reporting, and productivity tools. Costs of software product licenses for the first quarter of fiscal 2002 decreased by 13% to $346,000 from $396,000 in the first quarter of fiscal 2002. As a percentage of software product license revenue, the costs of software product licenses decreased to 9% in the third quarter of fiscal 2002 compared to 12% in the same quarter of fiscal 2002. The decrease in costs for software product licenses for the quarter was primarily due to the decline in the proportion of third party products in total software sales sold in fiscal 2002 compared to the prior year. This relative decline in third party content in sales reflects the particular mix of sales in the quarter and is not related to any specific trend in software sales generally.

     Costs of consulting and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other related costs of sales. The Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands.

     Certain expenses previously reflected as sales and marketing have been reclassified as costs of consulting, maintenance and other services for the quarter ended September 30, 2001. This reclassification of expenses arose out of the requirement to match a change in the presentation of costs in the current period. Historically, the European subsidiaries have been predominantly sales offices and as such the majority of their operating costs have been reflected in sales and marketing in the Condensed Consolidated Statements of Operations. However as a result of a recent material growth in the services and support functions at the European subsidiaries, and in the interests of a more appropriate portrayal of the functional activities of the Company, certain costs are no longer classified as sales and marketing, and are now classified as consulting, maintenance, and other services.

     Certain expenses previously reflected as sales and marketing have been reclassified as costs of consulting, maintenance and other services for the quarter ended September 30, 2001. This reclassification of expenses arose out of

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

the necessity to match a change in the presentation of costs in the current period. Historically, the European subsidiaries have been predominantly sales offices and, as such, the majority of their operating costs have been reflected in sales and marketing in the Condensed Consolidated Statements of Operations. During the first quarter of FY2003, the Company undertook a specific and detailed review of the cost structures of our European subsidiaries in light of the change in sales mix and employee base over time. It was determined that many of the costs, including salary and social costs of the employees, travel and entertainment expenses and certain allocable common infrastructure costs which relate to consulting and support activity were being grouped with sales and marketing costs. The change between sales and marketing versus consulting arose due to the maturity of the European operations and the manner in which the operations have evolved over the last several reported accounting periods. While the allocation of costs requires judgment, and while our employees perform multiple tasks based upon the then current needs of the organization, management believes that this reclassification of costs is necessary to provide the most accurate view of the efforts expended by the European subsidiaries over the periods reported. Therefore for current quarter, and the comparative quarter in the prior fiscal year, the expenses named above which relate to consulting and support services, have been reclassified from sales and marketing, and are now classified as consulting, maintenance, and other services.

     A corresponding reclassification of costs in the prior year figures has been effected as shown in the table below:

   --------------------------------------------- -----------------------------------------------------------------------
                                                                          Three months ended
   --------------------------------------------- -----------------------------------------------------------------------
   Costs of consulting, maintenance and other     Sept. 30, 2001    Dec. 31, 2001     Mar. 31, 2002     June 30, 2002
   services
   --------------------------------------------- ----------------- ----------------- ----------------- -----------------
   As previously reported                            $ 2,057           $ 2,516           $ 2,572           $ 2,619
   --------------------------------------------- ----------------- ----------------- ----------------- -----------------
   As currently reported with reclassification       $ 4,084           $ 5,489           $ 4,470           $ 4,789
   --------------------------------------------- ----------------- ----------------- ----------------- -----------------
   Software product license sales and marketing
   --------------------------------------------- ----------------- ----------------- ----------------- -----------------
   As previously reported                            $ 3,437           $ 3,505           $ 3,537           $ 3,867
   --------------------------------------------- ----------------- ----------------- ----------------- -----------------
   As currently reported with reclassification       $ 1,984           $ 2,169           $ 2,379           $ 2,361
   --------------------------------------------- ----------------- ----------------- ----------------- -----------------


     Costs of consulting and other services increased by 8% to $4,401,000 in the first quarter of fiscal 2002, as compared to $4,084,000 in the first quarter of fiscal 2001. The increase in these costs for the quarter relates to the Company's a higher volume of costs which are recoverable from customers and a higher content of outside consultants utilized in Europe for localized software maintenance, when compared to the costs of the same quarter in the prior year. As a result of the higher cost levels, the Company's operating margin resulting from consulting, maintenance and other services revenues for the first quarter of fiscal 2002 was 43%, down from 50% in the same quarter of fiscal 2001.

     Sales and marketing expenses of $2,422,000 for the quarter ended September 30, 2002 reflected an increase of 22% when compared to $1,984,000 in the first quarter of fiscal 2002. This increase indicates the higher levels of sales personnel in Europe, additional marketing staff in North America, and higher North American sales commissions due to the higher sales levels in the first quarter of fiscal 2003 compared to the same quarter in the prior year.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

     An amount of $318,000 previously reflected as product development expenses has been reclassified as costs of consulting, maintenance and other services for the quarter ended September 30, 2001. This reclassification of expenses arose out of the necessity to match a change in the presentation of costs in the current period. Certain personnel related expenses incurred in support of customer specific activity have historically been reflected in product development expenses. However, due to the increasing materiality of these expenses, they are now more appropriately classified as consulting, maintenance and other services expenses.


     Product development (research and development) expenses of $1,801,000 in the first quarter of fiscal 2002 were down from $2,439,000 in the same quarter of the prior year. The following table summarizes product development expenditures (in thousands):



                                                                                  Three months ended
                                                                                  ------------------
                                                                                     September 30,
                                                                                   2002          2001
                                                                                   ----          ----

Gross Expenditures for Product Development.....................................   $ 1,775      $ 1,704
Less: Expenses capitalized.....................................................    (1,160)        (974)
Plus: Amortization of previously capitalized amounts...........................     1,186        1,709

                                                                                  -------      -------
Total Product Development Expenses.............................................   $ 1,801      $ 2,439
                                                                                  =======      =======

     As a percentage of total revenues, product development expenses for the three-month period ended September 30, 2002 decreased over the expense in the same period of the prior year as a result of the lower amortization of previously capitalized expenses. Amortization expense is now lower by 31% due to a charge for impairment of unamortized software effected in the quarter ended June 30, 2002. Product development expenditures increased marginally by 7% to $1,831,000 in the quarter ended September 30, 2002 from $1,704,000 in the same quarter in the prior year. General and administrative expenses for the quarter ended September 30, 2002 decreased by 1%, to $1,361,000 from $1,378,000 in the same quarter of the prior year. This decrease was due to minor savings in several expense categories.

     In the three month period ended September 30, 2002, the Company recorded a provision for doubtful accounts of $272,000, as compared to $285,000 recorded in the first quarter of fiscal 2002. The fiscal 2003 and 2002 provisions consisted primarily of specific customer accounts identified as being potentially uncollectable. These provisions represent management's best estimate of the doubtful accounts for each period.

Other Expense, Net

     Other expense for the quarter ended September 30, 2002 was $94,000 as compared to $124,000, in the same quarter of fiscal 2002. These amounts primarily consisted of interest expense related to borrowings under the Company's existing line of credit facility, and the reduction reflects the lower levels of the Company's indebtedness.

Income Tax Expense

     During the first quarter of fiscal 2002, the Company recorded an income tax expense of $90,000 compared with $188,000 recorded during the same quarter in fiscal 2002. The fiscal 2002 tax expense relates primarily to withholding taxes in certain foreign jurisdictions where the Company had either no available net operating losses or had to pay treaty-based taxes. The reduction was due to a lower level of excise tax payments in Japan due to reduces sales volume in that territory.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

     In the first three months of fiscal 2002, net cash provided by operating activities increased $2,995,000 compared to the same period of the prior year. This included an aggregate net decrease in the non-cash charges for depreciation, amortization and provisions for bad debt of $568,000 and an aggregate increase in the combined cash use of prepaids and other current assets, taxes payable, accrued expenses, accounts payable and deferred revenues of $1,569,000. In addition, source of cash increased by $1,807,000 in accounts receivable in the three months ended September 30, 2002 as compared to the same period in fiscal 2002. This net cash increase was enhanced by cash provided by an increase of Company earnings of $187,000 in the first three months of fiscal 2002 as compared to the first three months of fiscal 2002.

     In the first three months of fiscal 2002, the Company utilized $1,349,000 for investing activities versus $992,000 over the same period of the prior year, an increase of $357,000. Investment in property and equipment was up $142,000 to $205,000 in the first three months of fiscal 2002, from $63,000 in same period in the prior year. Investments in capitalized computer software costs increased by $186,000.

     Net cash flows used for financing activities increased by $376,000 for the three months ended September 30, 2002, versus the same three month period of the prior fiscal year. Cash decreased during the three months ended September 30, 2002 by repayments of $760,000 under the Company's lines of credit, $441,000 higher than the repayments in the same quarter of the prior year. Proceeds from the issue of shares to employees under the Employee Stock Purchase Plan, and the exercise of options by employees, amounted to $107,000 in the quarter ended September 30, 2002, an increase of $65,000 over the same quarter in the prior year.

     At  September  30,  2002  the  Company  had  $4,588,000  of cash  and  cash equivalents. The Company also has a revolving credit facility with an asset-based lender with a maximum credit line for up to $5,000,000, an expiration date of September 23, 2004, and an interest rate equal to the Prime Rate plus 2% (approximately 6.75% at September 30, 2002). Borrowings under the credit facility are collateralized by substantially all the assets of the Company. At September 30, 2002, the Company had $2,428,000 outstanding against the $5,000,000 revolving credit facility, and based on eligible accounts receivable at September 30, 2002, the Company's cash and remaining borrowing capacity under the revolving credit facility totaled approximately $4,600,000, higher by $1,574,000 compared to $3,026,000 at September 30, 2001.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The risks described below are not the only ones that we face. Additional risks and uncertainties not presently known to us may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by, and the trading price of our common stock could decline due to any of these risks.

     Foreign Exchange: The company has a world-wide presence and as such maintains offices and derives revenues from sources overseas. For the first quarter of fiscal 2002, international revenues as a percentage of total revenues were approximately 39%. The Company's international business is subject to typical risks of an international business, including, but not limited to: differing economic conditions, changes in political climates, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the first three months of fiscal 2002 was not material.

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

     License revenues: The Company's software product license revenues can fluctuate depending upon such factors as overall trends in the United States and International economies, new product introductions by the Company, as well as customer buying patterns. Because the Company typically ships software products within a short period after orders are received, and therefore maintains a relatively small backlog, any weakening in customer demand can have an almost immediate adverse impact on revenues and operating results. Moreover, a substantial portion of the revenues for each quarter is attributable to a limited number of sales and tends to be realized in the latter part of the quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause substantial fluctuations in quarterly revenues and operating results. Finally, certain agreements signed during a quarter may not meet the Company's revenue recognition criteria resulting in deferral of such revenue to future periods. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of specific revenues can cause significant variation in operating results from quarter to quarter.

     Economic slowdown: Our business maybe adversely impacted by the worldwide economic slowdown and related uncertainties. Weak economic conditions worldwide have contributed to the current technology industry slow-down. This may impact our business resulting in reduced demand and increased price competition, which may result in higher overhead costs, as a percentage of revenues. Additionally, this uncertainty may make it difficult for our customers to forecast future business activities. This could create challenges to our ability to grow our business profitably. If the economic or market conditions further deteriorate, this could have a material adverse impact on our results of operations and cash flow.

     Competition: We may face increased competition and our financial performance and future growth depend upon sustaining a leadership position in our product functionality. Competitive challenges faced by Ross are likely to arise from a number of factors, including: industry volatility resulting from rapid development and maturation of technologies; industry consolidation and increasing price competition in the face of worsening economic conditions. Although there are fewer competitors in our target markets than

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES



previously,  our
failure to compete successfully against those remaining could harm our business operating results and financial condition.

     Stock price: Our stock price, like that of other technology companies, is subject to volatility because of factors such as the announcement of new products, services or technological innovations by us or our competitors, quarterly variations in our operating results, and speculation in the press or investment community. In addition, our stock price is affected by general economic and market conditions and may be negatively affected by unfavorable global economic conditions.

     Intellectual property: Our business may suffer if we cannot protect our intellectual property. We generally rely upon copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain our proprietary rights in our technology and products. However, there can be no assurance that any of our proprietary rights will not be challenged, invalidated or circumvented. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, there can be no assurance that we will be able to adequately protect our proprietary technology against unauthorized third-party copying or use, which could adversely affect our competitive position. Further, there can be no assurance that we will be able to obtain licenses to any technology that we may require to conduct our business or that, if obtainable, such technology can be licensed at a reasonable cost.

     Litigation: In the ordinary course of business, we may become involved in litigation and administrative proceedings. Such matters can be time-consuming, divert management's attention and resources and cause us to incur significant expenses. Furthermore, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

     Key Personnel: Our success depends upon retaining and recruiting highly qualified employees and management personnel. However, we may face severe challenges in attracting and retaining such employees. Although our turnover is historically low, if our ability to maintain a stable workforce is significantly handicapped, our ability to compete may be adversely affected.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES



Item 4. Evaluation of Disclosure Controls and Internal Controls

Part I

     Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the completion of their evaluation.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.

     2.1 Asset Sale Agreement between Registrant and Now Solutions LLC dated March 5, 2001 (2)
     3.1    Certificate of Incorporation of the Registrant, as amended (3)
     3.2    Bylaws of the Registrant (3)
     3.3 Amendment to the Certificate of Incorporation of the Registrant, dated April 26, 2001, for the 1 for 10 Reverse Stock Split (8)
     4.1 Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock of the Registrant (1)
     10.1 Preferred Shares Rights Agreement, dated as of September 4, 1998 between the Registrant and Registrar and Transfer Company (2)
     10.2 Loan and Security Agreement dated September 24, 2002 between Registrant and Silicon Valley Bank (8)
     10.2A Series A Convertible Preferred Stock Agreement dated 29 June, 2001 between Registrant and Benjamin W. Griffith III (6)
     10.3 Employment Agreement, dated as of January 7, 1999, between Mr. Patrick Tinley and the Registrant (4)
     10.4 Employment Agreement, dated as of September 17, 1999, between Mr. Robert Webster and the Registrant (5)
     99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     (1) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 10-Q filed May 6, 1996.
     (2) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form 8-A filed September 4, 1998.
     (3) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K filed July 24, 1998.
     (4) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 10-Q filed May 17, 1999.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


     (5) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 10-K filed September 28, 1999.
     (6) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 10-K filed September 27, 2001.
     (7) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form 8-A/A filed October 3, 2001.
     (8) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 10-K/A filed October 2, 2002

(b)  Reports on Form 8-K

     o On July 12, 2002 Ross Systems filed a Current Report on Form 8-K reporting the dismissal of Arthur Andersen LLP as the company's independent auditor and the engagement of BDO Seidman, LLP as new independent auditor to the company effective July 11, 2002.

     o On August 9, 2002 Ross Systems filed an amendment to the Current Report on Form 8-K filed July 12, 2002 stating that Arthur Andersen LLP had informed the company that it would not respond to notices of changes in certifying accountants due to restructuring issues.



ITEMS 1, 2, 3, 4, AND 5 HAVE BEEN OMITTED, AS THEY ARE NOT APPLICABLE.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ROSS SYSTEMS, INC.


Date:  November 11, 2002        /s/ VEROME M. JOHNSTON
                                ------------------------------------------------
                                Verome M. Johnston
                                Vice President, Chief Financial Officer

                                (Principal Financial and Accounting Officer and Duly Authorized Officer)

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


           CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICERS


I, J. Patrick Tinley, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Ross Systems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002                     /s/ J. Patrick Tinley
                                            ------------------------------------
                                            J. Patrick Tinley
                                            Chairman and Chief Executive Officer

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


I, Verome M. Johnston, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Ross Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002
                                      /s/ Verome M. Johnston
                                      ------------------------------------------
                                      Verome M. Johnston
                                      Vice President and Chief Financial Officer

                                 CERTIFICATION
                                 -------------

I, J. Robert  B. Webster, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Ross Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002                  /s/ Robert B. Webster
      -----------------                  -----------------------------------
                                         Robert B. Webster
                                         Executive Vice President, Operations
                                         and Secretary