Form 10-Q
period 2003-02-14
ROSS SYSTEMS INC/CA
filed 2003-02-14
CIK 873594

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2002,

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19092

                               ROSS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                     94-2170198
     (State or other jurisdiction of                        (IRS Employer
      incorporation or organization                     Identification Number

          Two Concourse Parkway,
       Suite 800, Atlanta, Georgia                              30328
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                             Outstanding
                 Class                                    December 31, 2002
                 -----                                    -----------------
     Common stock, $0.001 par value                           2,654,450
     Preferred stock, no par value                             500,000

================================================================================

                               ROSS SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                                      Page No.
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements ...................................................3

                 Condensed Consolidated Balance Sheets - December 31, 2002 and
                          June 30, 2002 .................................................3

                 Condensed Consolidated Statements of Operations - Three months and six months ended December 31, 2002 and 2001 ...............4

                 Condensed Consolidated Statements of Cash Flows - Six months ended December 31, 2002 and 2001 ..............................5

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of  Operations ............................................12

         Item 3. Quantitative and Qualitative Disclosures About Market Risk ............20

         Item 4. Controls and Procedures ...............................................21

PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders ...................22

         Item 6. Exhibits and Reports on Form 8-K ......................................22

SIGNATURE ..............................................................................24

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share related data)

                                                                                    December 31,        June 30,
                                                                                        2002              2002
                                                                                    -----------         ---------
                                                                                    (unaudited)         (audited)
ASSETS
Current assets:
     Cash and cash equivalents                                                       $  6,019            $  5,438
     Accounts receivable, less allowance                                               12,692              12,319
         for doubtful accounts
     Prepaid and other current assets                                                   1,501               1,282
     Note receivable from related party                                                   850                 850
                                                                                     --------            --------
              Total current assets                                                     21,062              19,889

Property and equipment, net                                                             1,488               1,450
Computer software costs, net                                                           13,929              14,036
Other assets                                                                            2,230               2,243
                                                                                     --------            --------
              Total assets                                                           $ 38,709            $ 37,618
                                                                                     ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of debt                                                    $  4,281            $  3,967
     Accounts payable                                                                   2,353               2,682
     Accrued expenses                                                                   4,987               4,476
     Income taxes payable                                                                 104                  15
     Deferred revenues                                                                 11,089              12,535
                                                                                     --------            --------
              Total current liabilities                                                22,814              23,675
                                                                                     --------            --------

Shareholders' equity:
         Common stock, $.001 par value; 15,000,000 and 35,000,000                          26                  26
         shares authorized, 2,650,364 and 2,625,378 shares issued and outstanding at December 31, 2002 and June 30, 2002, respectively
         Preferred Stock, no par value; 5,000,000 authorized, 500,000 shares            2,000               2,000
         outstanding
         Additional paid-in capital                                                    87,324              87,133
         Accumulated deficit                                                          (71,419)            (73,450)
         Treasury stock, at cost; 3,816 shares at December 31, 2002                       (32)                 --
         Accumulated comprehensive deficit                                             (2,004)             (1,766)
                                                                                     --------            --------
              Total shareholders' equity                                               15,895              13,943
                                                                                     --------            --------

              Total liabilities and shareholders' equity                             $ 38,709            $ 37,618
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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                           Three months ended                  Six months ended
                                                                               December 31,                       December 31,
                                                                              (unaudited)                         (unaudited)
                                                                        -------------------------         -------------------------
                                                                          2002             2001             2002          2001
                                                                        --------         --------         --------      --------
Revenues:
     Software product licenses                                          $  3,474         $  2,920         $  7,206      $  6,100
     Consulting and other services                                         3,230            3,285            5,746         6,048
     Maintenance                                                           5,165            5,220           10,088        10,442
     Reimbursable expenses                                                   304              211              559           376
                                                                        --------         --------         --------      --------
           Total revenues                                                 12,173           11,636           23,599        22,966
                                                                        --------         --------         --------      --------
Operating expenses:
     Costs of software product licenses                                      521              311              867           706
     Costs of consulting, maintenance and other services                   4,176            4,409            8,577         8,494
     Software product license sales and marketing                          2,883            2,211            5,305         4,195
     Product development net of capitalized and amortized
     computer  software costs                                              1,746            2,758            3,547         5,197
     General and administrative                                            1,045            1,167            2,406         2,545
     Provision for uncollectable accounts                                    242              261              514           546
                                                                        --------         --------         --------      --------
           Total operating expenses                                       10,613           11,117           21,216        21,683
                                                                        --------         --------         --------      --------

Operating earnings                                                         1,560              519            2,383         1,283

Other expenses, net                                                          (27)            (108)            (122)         (233)

     Income tax expense (benefit)                                             65             (115)             155            73
                                                                        --------         --------         --------      --------
Net earnings                                                               1,468              526            2,106           977

     Preferred stock dividend                                                (38)             (38)             (75)          (75)
                                                                        --------         --------         --------      --------
Net earnings available to common shareholders                           $  1,430         $    488         $  2,031      $    902
                                                                        ========         ========         ========      ========
Net earnings  per common share - basic                                  $   0.54         $   0.19         $   0.77      $   0.35
                                                                        ========         ========         ========      ========
Net earnings  per common share - diluted                                $   0.45         $   0.17         $   0.65      $   0.31
                                                                        ========         ========         ========      ========

Shares used in per share computation - basic                               2,642            2,592            2,635         2,577
                                                                        ========         ========         ========      ========
Shares used in per share computation - diluted                             3,260            3,152            3,252         3,124
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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands) (unaudited)

                                                                                      Six months ended
                                                                                         December 31,
                                                                                -----------------------------
                                                                                  2002                  2001
                                                                                -------               -------
Cash flows from operating activities:
     Net earnings                                                               $ 2,106               $   977
     Adjustments to reconcile net earnings  to net cash provided by operating activities:
           Depreciation and amortization of property and equipment                  397                   489
           Amortization of computer software costs                                2,315                 3,794
           Provision for uncollectable accounts                                     514                   546
           Changes in operating assets and liabilities:
                Accounts receivable                                                (985)               (2,368)
                Prepaids and other current assets                                  (237)                  166
                Income taxes payable                                                175                  (146)
                Accounts payable                                                   (328)               (1,955)
                Accrued expenses                                                    309                  (676)
                Deferred revenues                                                (1,451)               (1,987)
                                                                                -------               -------
                Net cash provided (used in )by operating activities               2,815                (1,160)
                                                                                -------               -------
Cash flows from investing activities:
           Purchases of property and equipment                                     (435)                 (259)
           Computer software costs capitalized                                   (2,208)               (2,160)
           Other                                                                     13                   146
                                                                                -------               -------
                Net cash used in investing activities                            (2,630)               (2,273)
                                                                                -------               -------
Cash flows from financing activities:
           Net cash received on line of credit                                      314                   700
           Proceeds from issuance of common stock                                   191                   102
           Purchase of treasury stock                                               (32)                    -
                                                                                -------               -------
                Net cash provided by financing activities                           473                   802
                                                                                -------               -------

Effect of exchange rate changes on cash                                             (77)                  218
                                                                                -------               -------

Net increase (decrease) in cash and cash equivalents                                581                (2,413)

Cash and cash equivalents at beginning of period                                  5,438                  5716
                                                                                -------               -------
Cash and cash equivalents at end of period                                      $ 6,019               $ 3,303
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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1)    BUSINESS OF THE COMPANY & BASIS OF PRESENTATION

      Ross Systems Inc. (NASDAQ:ROSS) founded in 1972, supplies leading enterprise solutions software designed for process manufacturing companies primarily in the food and beverage, life sciences, chemicals, metals and natural products industries. The Company offers the award-winning iRenaissance(TM) family of software solutions which is an integrated suite of enterprise resource planning (ERP II), financials, materials management, manufacturing and distribution, supply chain management (SCM), advanced planning and scheduling, customer relationship management (CRM), electronic commerce, business intelligence and analytics applications. In addition to the aforementioned software suites, the Company also provides professional consulting services for implementation, related custom application development and education. The Company offers ongoing maintenance and support services for its products via internet and telephone help desks.

      The Company operates in one business segment and no individual customer accounts for more than 10% of total revenues. The Company does not have a concentration of credit risk in any one industry.

      The accompanying unaudited condensed consolidated financial statements of Ross Systems, Inc reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of December 31, 2002, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the three months and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

3)    CAPITALIZED COMPUTER SOFTWARE COSTS AND OTHER ASSETS

It is the Company's policy to follow paragraph 8 of Statement of Financial Accounting Standards ("SFAS") 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" in the computation of annual amortization expense of software costs. The Company capitalizes computer software product development costs incurred in developing a product once technological feasibility has been established and until the product is available for general release to customers. Technological feasibility is established when the Company either (i) completes a detail program design that encompasses product

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

function, feature and technical requirements and is ready for coding and confirms that the product design is complete, that the necessary skills, hardware and software technology are available to produce the product, that the completeness of the detail program design is consistent with the product design by documenting and tracing the detail program design to the product specifications, and that the detail program design has been reviewed for high-risk development issues and any related uncertainties have been resolved through coding and testing or (ii) completes a product design and working model of the software product, and the completeness of the working model and its consistency with the product design have been confirmed by testing. The Company evaluates realizability of the capitalized amounts based on expected revenues from the product over the remaining product life. Where future revenue streams are not expected to cover remaining amounts to be amortized, the Company either accelerates amortization or expenses remaining capitalized amounts. Amortization of such costs is computed as the greater of (1) the ratio of current revenues to expected revenues from the related product sales or (2) a straight-line basis over the expected economic life of the product (not to exceed five years).

      The other assets described in Note 5 are amortized using the straight-line method over their estimated useful lives. Other assets have generally resulted from business combinations accounted for as purchases and are recorded at the lower of unamortized cost or fair value. The Company annually reviews the carrying amounts of these assets for indications of impairment, based on expected non-discounted cash flows related to the acquired entities or products. Impairment of value, if any, is recognized in the period it is determined. The Company reviews the carrying value of goodwill and other intangibles in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". There was no impairment of these assets during the second quarter of fiscal 2003.

4)    PROPERTY AND EQUIPMENT

      As of the dates shown, property and equipment consisted of the following (in thousands):

                                                        December 31,    June 30,
                                                            2002         2002
                                                          -------       -------
      Computer equipment                                  $ 6,028         5,691
      Furniture and fixtures                                1,219         1,143
      Leasehold improvements                                1,407         1,508
                                                          -------       -------
                                                            8,654         8,342
      Less accumulated depreciation and amortization       (7,166)       (6,892)
                                                          -------       -------
                                                          $ 1,488       $ 1,450
                                                          =======       =======

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5)    OTHER ASSETS

      Other assets is primarily comprised of Goodwill. At December 31, 2002, other assets consisted of the following (in thousands):

                                                        December 31,    June 30,
                                                           2002           2002
                                                        ------------   --------
      Goodwill                                           $   2,181     $   2,181
      Other                                                     49            62
                                                         ---------     ---------
                                                         $   2,230     $   2,243
                                                         =========     =========

The Company does not consider these assets to be impaired at either December 31, 2002 or as of the filing date of this report on form 10-Q. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company will not record any future amortization on these assets.

6)    SOFTWARE REVENUE RECOGNITION

      In accordance with Securities and Exchange Commission ("SEC")Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", the Company recognizes revenues from licenses of computer software "up-front" provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. Where the Company has future obligations, if such obligations are insignificant, related costs are accrued immediately. When the obligations are significant, the software product license revenues are deferred. Future contractual obligations can include software customization, requirements to provide additional products in the future and porting products to new platforms. Contracts which require significant software customization are accounted for on the percentage-of-completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

      Service revenues generated from professional consulting and training services are recognized as the services are performed. Maintenance revenues, including revenues bundled with original software product license revenues, and future unspecified enhancements to the Company's products, are deferred and recognized over the related contract period, generally 12 months. The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition" .

     Prior to January 1, 2002, the Company recorded reimbursement by its customers for out-of-pocket expenses as a decrease to cost of services. The Company's results of operations for the second quarter of fiscal year 2002, and the six months ended December 31, 2002, have been reclassified for comparable purposes in accordance with the Emerging Issues Task Force ("EITF") release 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred". The effect of this reclassification was to increase both services revenues and cost of services by $211,000 for the second quarter of fiscal year 2002, and by $376,000 for the six months ended December 31, 2001.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7)    COMPREHENSIVE INCOME

      Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income (loss) for the three and six month periods ended December 31, 2002 and 2001 were as follows (in thousands):

                                                         Three months ended        Six months ended
                                                            December 31,             December 31,
                                                         ------------------      --------------------
                                                           2002        2001        2002         2001
                                                         -------       ----      -------       ------
      Net earnings available to common shareholders      $ 1,430       $488      $ 2,031       $  902

      Foreign currency translation adjustments              (218)        61         (238)         186
                                                         -------       ----      -------       ------
      Total comprehensive income                         $ 1,212       $549      $ 1,793       $1,088
                                                         =======       ====      =======       ======

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

      The following is a reconciliation of the numerators of diluted earnings per share, (in thousands):

                                                        Three months ended        Six months ended
                                                            December 31,            December 31,
                                                        -------------------     -------------------
                                                         2002         2001       2002          2001
                                                        ------        -----     ------        -----
      Net earnings - basic                              $1,430        $ 488     $2,031        $ 902
      Interest on convertible securities                    38           38         75           75
                                                        ------        -----     ------        -----
      Net earnings - diluted                            $1,468        $ 526     $2,106        $ 977
                                                        ======        =====     ======        =====

      The following is a reconciliation of the denominators of diluted earnings per share, (in thousands):

                                                         Three months ended       Six months ended
                                                            December 31,            December 31,
                                                         ------------------      ------------------
                                                         2002         2001       2002          2001
                                                         -----        -----      -----        -----
      Weighted average shares outstanding - basic        2,642        2,592      2,635        2,577
      Conversion of preferred stock                        500          500        500          500
      "In the money" stock options, warrants and
      contingent securities                                118           60        117           47
                                                         -----        -----      -----        -----
      Weighted average shares outstanding - diluted      3,260        3,152      3,252        3,124
                                                         =====        =====      =====        =====

In periods when the Company is profitable, the only difference between the denominator for basic and diluted net earnings per share is the effect of potentially dilutive common shares. In periods of a loss, the denominator does not change because it would be antidilutive.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9)    CAPITAL STOCK

     In fiscal 1991, the Company authorized 5,000,000 shares of a new class of no par value preferred stock. The Board of Directors is authorized to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the shareholders. All preferred stock was issued with a mandatory conversion factor.

      On June 29, 2001, the Company issued convertible preferred stock to a qualified investor in a private placement transaction. In summary, the investor purchased 500,000 preferred shares at $4 per share yielding $2,000,000 for the Company. This price represented a premium to the market for the Company's common stock at the time of issuance. The average closing share price of the Company's common stock for the 30 trading days prior to the private placement was approximately $2.22. The preferred shares can be converted at $4.00 per share after June 29, 2002 but before June 29, 2006, on a one for one basis. The shares earn dividends at the rate of 7.5% per annum.

      The Board of Directors has approved the repurchase from employees of nominal lots of shares acquired through the 1991 Employee Stock Purchase Plan or one of the Company's stock option plans. These shares are placed into treasury stock.

10)   GEOGRAPHIC SEGMENT INFORMATION

      The Company markets its products and related services primarily in North America, Europe and Asia and primarily measures its business performance based upon certain geographic results of operations.

      For management purposes, the results of the Australasian operations are included in the North American results since the costs associated with managing that marketplace are born by the North American entities within the Group. Selected balance sheet and income statement information pertaining to the various significant geographic areas of operation are as follows:

      As of and for the quarter ended December 31, 2002:

                                                                            Net Earnings
                                                                              Available
                                                                              to Common         Depreciation          Capital
                                              Total Assets      Revenue      Shareholders     and Amortization      Expenditures
                                              ------------      -------    ----------------   ----------------      ------------
Northern Europe .....................            $ 2,985        $  1458         $   277            $    18            $    23
Spain ...............................              5,386          1,771             290                 73                100
United Kingdom ......................              2,951          1,222              83                 14                  2
North America .......................             27,387          7,722             780              1,215                105
                                                 -------        -------         -------            -------            -------
Total ...............................            $38,709        $12,173         $  1430            $ 1,320            $   230
                                                 =======        =======         =======            =======            =======

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

      As of and for the quarter ended December 31, 2001:

                                                                            Net Earnings
                                                                              Available
                                                                               to Common        Depreciation          Capital
                                              Total Assets      Revenue      Shareholders     and Amortization      Expenditures
                                              ------------      -------    ----------------   ----------------      ------------
Northern Europe ....................            $ 2,769         $ 1,646          $   208           $    14             $    40
Spain ..............................              3,274           1,672              549                64                   8
United Kingdom .....................              2,246           1,089               49                16                   8
North America ......................             39,374           7,229             (318)            2,241                 140
                                                -------         -------          -------           -------             -------
Total ..............................            $47,663         $11,636          $   488           $ 2,335             $   196
                                                =======         =======          =======           =======             =======

         As of and for the six months ended December 31, 2002:

                                                                      Net Earnings
                                                                        Available
                                                                        to Common          Depreciation          Capital
                                                        Revenue        Shareholders     and Amortization      Expenditures
                                                        -------      ----------------   ----------------      ------------
Northern Europe ........................                $ 2,439           $   310             $    32               $    23
Spain ..................................                  3,020               411                 149                   148
United Kingdom .........................                  2,612               196                  25                    39
North America ..........................                 15,528             1,114               2,506                   225
                                                        -------           -------             -------               -------
Total ..................................                $23,599           $ 2,031             $ 2,712               $   435
                                                        =======           =======             =======               =======

      As of and for the six months ended December 31, 2001:

                                                                      Net Earnings
                                                                        Available
                                                                        to Common          Depreciation          Capital
                                                        Revenue        Shareholders     and Amortization      Expenditures
                                                        -------      ----------------   ----------------      ------------
Northern Europe ...........................               $ 2,793         $   381             $    30           $    50
Spain .....................................                 2,995             997                 124                14
United Kingdom ............................                 2,470             159                  37                 9
North America .............................                14,708            (635)              4,092               186
                                                          -------         -------             -------           -------
Total .....................................               $22,966         $   902             $ 4,283           $   259
                                                          =======         =======             =======           =======

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Statements in this report which express "belief", anticipation" or "expectation" as well as other statements which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in or incorporated by reference into this report. The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto included in this report.

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

Business Summary

Description of Business

      The Company markets a broad range of sophisticated business applications that solve complex business problems on process manufacturers including collaborative planning, financial, manufacturing, distribution, supply chain management, and customer resource management. Specifically, these applications are designed to address the unique requirements of manufacturers in the food and beverage, life sciences, chemicals, metals and natural products industries. In addition, the Company supports an installed base of companies, which utilize the Company's financial products exclusively. The Company's software product license fees are based on the modules licensed and the number of users supported by the hardware on which the modules operate.

      More than 1,000 companies around the world use Ross Systems solutions on a wide range of popular databases, including Oracle and Microsoft, as well as operating systems including NT and UNIX. Ross Systems and its distributors has more than 25 offices globally, to serve its customers. Customers are primarily medium-sized companies (with annual sales of $50 million to $1 billion) upgrading internal systems to improve profitability through the availability of timely and accurate information, ensure compliance with regulatory requirements such as those imposed by the FDA and USDA, and to collaborate effectively with customer and suppliers.

      The Company licenses its products to customers through a direct sales force in North America and Western Europe as well as independent distributors in dozens of other markets worldwide.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

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

      The Company leverages contemporary Internet technologies to enable significant benefits for its customers. Many Ross customers have benefited from technology obsolescence protection as they have moved from older computing platforms to current platforms by upgrading to new releases. Built on a highly flexible technology platform, iRenaissance applications cost-effectively support not only mid-size companies but scale effectively to support large, global organizations in a wide range of languages and with thousands of users processing hundreds of thousands of transactions daily. Ross customers also benefit from the low cost of deployment and centralized maintenance afforded by browser-based PC clients that provide secure access from any PC with Internet access, to the system infrastructure at central locations where the software resides and the data is managed. End-user satisfaction is enhanced by highly configurable and easily personalized applications that provide follow-me profiles for each user, regardless of physical location. Utilizing contemporary standards such as XML, SOAP, Microsoft .NET and others, iRenaissance applications can be effectively connected to any other applications or devices via the Internet. Robust security features that leverage Internet standards protect applications and data with both user-based and application function profiles. The security facilities further enable companies in their effort to achieve regulatory compliance by providing detailed audit trails for every action taken by every user.

      Because the Company's iRenaissance applications were developed with the GEMBASE fourth generation language ("4GL"), the Company believes they are easily modified and expanded. GEMBASE is a programming environment that delivers a central data dictionary, complete screen painting, editing and debugging capabilities, and links to most popular RDBMSs. GEMBASE itself is written in the C programming language to facilitate portability across multiple hardware and RDBMS platforms. Because the iRenaissance products were developed in GEMBASE, customers often find it easy to customize their own applications.

Results of Operations

Revenues

      Total revenues for the quarter ended December 31, 2002 of $12,173,000 increased 5% from $11,636,000 in the same quarter of fiscal 2002. Software product license revenues were $3,474,000 during the quarter ended December 31, 2002, an increase of $554,000, or 19%, from the same quarter in fiscal 2002. The Company experienced an increase over the same quarter of fiscal 2002 in the North American market of approximately $1,217,000, or 174%. The North American increase was primarily due to strong market acceptance of the Company's browser based user interface, and features of its process manufacturing modules as well as the absence of the after effects of the September 11th tragedy, which had had a negative impact on the second quarter of the prior year. In addition, the improving license revenue trend is a result of an increased visibility of the Company in the North American process software ERP market space arising from effective marketing activities over the fiscal year ended June 30, 2002. The Company's sales in the European markets were virtually unchanged, with a net increase of $53,000, or 4% over the same quarter in fiscal 2002 Product license sales in the Asian and Pacific rim region decreased by $716,000 to $3,000 during the quarter ended December 31, 2002, from $719,000 in the same quarter of fiscal 2002. This reflects a change in seasonal patterns. Overall sales with this distributor have not diminished, but the volume occurring in the second

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

quarter has decreased. This reasoning also applies for the six-month period ended December 31, 2002, when compared to the same six months in the prior year.

      Consulting and other services revenues for the second quarter of fiscal 2003 decreased 2% to $3,230,000 from $3,285,000 in the same quarter of fiscal 2002. Revenues from consulting and other services (which are typically recognized as performed) are generally correlated with software product license revenues (which are typically recognized upon delivery), therefore, service revenues fluctuate based upon related fluctuations in software product revenue. For the quarter ended December 31, 2002, North American services revenues increased 19% at $2,014,000 compared to $1,698,000 over the same quarter in the prior year. This primarily reflects new services work arising from the growth in software sales over the last fiscal year. International services revenues decreased $371,000, or 24% over the same quarter in the prior year. This decrease is mainly due to the absence of Euro dollar implementation work in the current quarter compared to the same quarter in the prior year. Similar trends are true for the six month period ended December 31, 2002, when compared to the same six months in the prior year.

      Maintenance revenues decreased by $55,000 or 1% in the second quarter of fiscal 2003 versus the same quarter in the prior year. This is attributable mainly to new maintenance contract additions from prior year software license sales occurring at a lower rate than retirements in North America. The increase of $321,000 or 24% in International maintenance revenues is attributable mainly to the negotiation of new maintenance contracts, including back-maintenance provisions, for contracts which had previously cancelled but have been reinstated on the Euro compliant version of the product. Maintenance contracts sold by third party distributors are included by the Company in software product license revenues because the Company has no support obligations to any of the distributors' customers. The increases in Europe were largely offset by a decline of $376,000 in North American maintenance revenues.

      Maintenance revenues for the six-month period ended December 31, 2002 decreased by 3% to $10,088,000 from $10,442,000 in the same period in the prior year. The slower rate of decrease in the second quarter as compared to the first quarter of fiscal 2003 is due to a larger number of the new maintenance contracts in the International region referred to above, occurring in the latter half of the six-month period.

      Reimbursable expenses billed were up by 44% to $304,000 for the second quarter of fiscal 2003, from $211,000 in the same quarter in the prior year. This increase was due to more frequent travel activity at shorter intervals by implementation consultants involved in more customer projects in the current fiscal year compared to fewer customer projects with longer travel intervals during the prior fiscal year. In addition, the prior year's quarter was affected by the aftermath of the September 11, 2001 tragedy, as consultants sought alternative ways to continue with customer projects without air travel, and therefore billed the customers for less expenses.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

      International revenues as a percentage of total revenues decreased to 39% in the second quarter fiscal 2003 from 40% for the same quarter in fiscal 2002. International revenues decreased $596,000 or 12% over the same quarter in the prior year. This decrease was due to lower software license revenues and lower services revenues in the second quarter of fiscal 2003 as compared to the same quarter in the prior year. Similar trends apply to the six month period ended December 31, 2002 when compare to the same period in the prior year.

      North American revenues comprised 61% of the second quarter 2002 total revenues, up from 48% in the same quarter of the prior year. North American revenues increased 17% over the same quarter of the previous fiscal year. This increase was due to the steady growth software revenues combined with a commensurate increase in services revenues.

Operating Expenses

      Costs of software product licenses include expenses primarily related to royalties paid to third parties. Third party royalty expenses will vary from quarter to quarter based on the number of third party products being sold by the Company. Major third party products sold by the Company include databases and other optional software including certain functional modules for CRM and SCM as well as reporting, and productivity tools. As a percentage of software product license revenue, the costs of software product licenses increased to 15% in the second quarter of fiscal 2003 compared to 11% in the same quarter of fiscal 2002. As a result, the costs of software product licenses for the second quarter of fiscal 2003 increased by 68% to $521,000 from $311,000 in the second quarter of fiscal 2002. The increase in costs for software product licenses for the quarter was primarily due to the increase in the proportion of third party products in total software sales sold in fiscal 2003 compared to the prior year. This relative increase in third party content in sales reflects the particular mix of sales in the quarter and is not related to any specific trend in software sales generally.

      Costs of consulting and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other related costs of sales. The Company also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands.

      Certain expenses previously reflected as sales and marketing have been reclassified as costs of consulting, maintenance and other services for the quarter ended December 31, 2002. This reclassification of expenses arose out of the necessity to match a change in the presentation of costs in the current period. Historically, the European subsidiaries have been predominantly sales offices and, as such, the majority of their operating costs have been reflected in sales and marketing in the Condensed Consolidated Statements of Operations. During the first quarter of FY2003, the Company undertook a specific and detailed review of the cost structures of our European subsidiaries in light of the change in sales mix and employee base over time. It was determined that many of the costs, including salary and social costs of the employees, travel and entertainment expenses and certain allocable common infrastructure costs which relate to consulting and support activity were being grouped with sales and marketing costs. The change between sales and marketing versus consulting arose due to the maturity of the European operations and the manner in which the operations have evolved over the last several reported accounting periods. While the allocation of costs requires judgment, and while our employees perform multiple tasks based upon the then current needs of the organization, management believes that this reclassification of costs is necessary to provide the most accurate view of the efforts expended by the European subsidiaries over the periods reported. Therefore for current quarter, and the comparative quarter in the prior fiscal year, the expenses named above which relate to consulting and support services, have been reclassified from sales and marketing, and are now classified as consulting, maintenance, and other services.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

      A corresponding reclassification of costs in the prior year figures has been effected as shown in the table below:

                                                                    Three months ended                     Six months ended
                                                                       December 31,                           December 31,
                                                              -------------------------------       ------------------------------
                                                                 2001       2001 Reclassified          2001      2001 Reclassified
                                                                 ----       -----------------          ----      -----------------
      Costs of consulting, maintenance and
      other services                                          $  2,516           $  4,409              4,573          $  8,494

      Software product license sales and
      marketing                                                  3,505              2,211              6,993             4,195

      Product development net of capitalized and
      amortized computer software costs                          3,063              2,758              5,820             5,197

      General and administrative                                 1,250              1,167              2,669             2,545

      Less reimbursable services expenses
      billed to customers                                                            (211)                                (376)
                                                              --------           --------           --------          --------
                                                              $ 10,334           $ 10,334           $ 20,055          $ 20,055
                                                              ========           ========           ========          ========

      Costs of consulting and other services decreased by 5% to $4,176,000 in the second quarter of fiscal 2003, as compared to $4,409,000 in the second quarter of fiscal 2002. The decrease in these costs for the quarter relates to the Company's lower content of outside consultants utilized in Europe for localized software maintenance, when compared to the costs of the same quarter in the prior year. As a result of the higher cost levels, the Company's operating margin resulting from consulting, maintenance and other services revenues for the second quarter of fiscal 2003 was 50%, up from 48% in the same quarter of fiscal 2002.

      For the six-month period ended December 31, 2002, costs of consulting and other services have increased slightly by 1% to $8,577,000 from $8,493,000 due to the higher utilization of outside consultants in Europe in the first quarter of the current fiscal year.

      Sales and marketing expenses of $2,883,000 for the quarter ended December 31, 2002 reflected an increase of 30% when compared to $2,211,000 in the second quarter of fiscal 2002. This increase indicates the higher levels of sales personnel in Europe, additional marketing staff in North America, additional costs relating to several trade and user group conferences in the period, and higher North American sales commissions due to the higher sales levels in the second quarter of fiscal 2003 compared to the same quarter in the prior year. This trend also applies to the six-month period ended December 31, 2002 when compared to the same period in the prior year.

      An amount of $305,000 and an amount of $623,000 previously reflected as product development expenses has been reclassified as costs of consulting, maintenance and other services for the quarter and the six months ended December 31, 2002, respectively. This reclassification of expenses arose out of the necessity to match a change in the presentation of costs in the current period. Certain personnel related expenses incurred in support of customer specific activity have historically been reflected in product development expenses. However, due to the increasing materiality of these expenses, they are now more appropriately classified as consulting, maintenance and other services expenses.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

      Product development (research and development) expenses of $1,746,000 in the second quarter of fiscal 2003 were down from $2,758,000 in the same quarter of the prior year. The following table summarizes product development expenditures (in thousands):

                                                                            Three months ended                 Six months ended
                                                                                December 31,                     December 31,
                                                                         ------------------------          ------------------------
                                                                           2002            2001              2002             2001
                                                                         -------          -------          -------          -------
Gross Expenditures for Product Development .....................         $ 1,647          $ 1,854          $ 3,422          $ 3,558
Less: Expenses capitalized .....................................          (1,030)          (1,180)          (2,190)          (2,154)
Plus: Amortization of previously capitalized amounts ...........           1,129            2,084            2,315            3,793
                                                                         -------          -------          -------          -------
Total Product Development Expenses .............................         $ 1,746          $ 2,758          $ 3,547          $ 5,197
                                                                         =======          =======          =======          =======

      As a percentage of total revenues, product development expenses for the three-month period ended December 31, 2002 decreased over the expense in the same period of the prior year as a result of the lower amortization of previously capitalized expenses. Amortization expense decreased by 46% due to a charge for impairment of unamortized software effected in the quarter ended June 30, 2002. Product development expenditures decreased by 11% to $1,647,000 in the quarter ended December 31, 2002 from $1,854,000 in the same quarter in the prior year. The decrease in amortization in the current fiscal year also accounts for the decrease in the product development expenses for the six-month period ended December 31, 2002 when compared to the same period in the prior year.

      General and administrative expenses for the quarter ended December 31, 2002 decreased by 11%, to $1,045,000 from $1,167,000 in the same quarter of the prior year. This decrease was due to minor cost savings in several expense categories. Similar savings in the first quarter of fiscal 2003 accounted for the overall reduction in general and administrative expenses of 6% for the six-month period ended December 31, 2002 as compared to the same period in the prior year.

      In the three month period ended December 31, 2002, the Company recorded a provision for doubtful accounts of $242,000, as compared to $261,000 recorded in the second quarter of fiscal 2002. The fiscal 2003 and 2002 provisions consisted primarily of specific customer accounts identified as being potentially uncollectable. These provisions represent management's best estimate of the doubtful accounts for each period.

Other Expense, Net

      Other expense for the quarter ended December 31, 2002 was $27,000 as compared to $108,000, in the same quarter of fiscal 2002. These amounts primarily consisted of interest expense related to borrowings under the Company's existing line of credit facility, and the reduction reflects the lower average levels of the Company's indebtedness.

Income Tax Expense

      During the second quarter of fiscal 2003, the Company recorded an income tax expense of $65,000 compared with a benefit of $115,000 recorded during the same quarter in fiscal 2002. The fiscal 2003 tax expense relates to a provision in the US holding company for minimum income taxes payable on profits in the current fiscal year. The benefit in the prior year period was due to refunds of previously paid taxes.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

      In the first six months of fiscal 2003, net cash provided by operating activities increased $3,975,000 compared to the same period of the prior year. This included an aggregate net decrease in the non-cash charges for depreciation, amortization and provisions for bad debt of $1,603,000 and an aggregate increase in the combined cash used by prepaids and other current assets, taxes payable, accrued expenses, accounts payable and deferred revenues of $3,066,000. In addition, sources of cash provided by accounts receivable increased $1,383,000 in the six months ended December 31, 2002 as compared to the same period in fiscal 2002. This net cash increase was enhanced by cash provided by an increase of Company earnings of $1,129,000 in the first six months of fiscal 2003 as compared to the first six months of fiscal 2002.

      In the first six months of fiscal 2003, the Company utilized $2,630,000 for investing activities versus $2,273,000 over the same period of the prior year, an increase of $357,000. Investment in property and equipment was up $176,000 to $435,000 in the first six months of fiscal 2003, from $259,000 in same period in the prior year. Investments in capitalized computer software costs increased by $48,000. Other items, primarily deposits, provided $133,000 less in cash in the first six months of this fiscal year.

      Net cash flows used for financing activities decreased by $329,000 for the six months ended December 31, 2002, versus the same period of the prior fiscal year. Cash received by drawing on the Company's credit lines decreased by $386,000 to $314,000 for the six months ended December 31, 2002, from $700,000 for the same period in the prior year. Proceeds from the issue of shares to employees under the Employee Stock Purchase Plan, and the exercise of options by employees, amounted to $191,000 in the six months ended December 31, 2002, an increase of $89,000 over the same period in the prior year.

      At December 31, 2002 the Company had $6,019,000 of cash and cash equivalents. The Company also has a revolving credit facility with an asset-based lender with a maximum credit line for up to $5,000,000, an expiration date of September 23, 2004, and an interest rate equal to the Prime Rate plus 2% (approximately 6.75% at December 31, 2002). Borrowings under the credit facility are collateralized by substantially all the assets of the Company. At December 31, 2002, the Company had $3,508,000 outstanding against the $5,000,000 revolving credit facility, and based on eligible accounts receivable at December 31, 2002, the Company's cash and remaining borrowing capacity under the revolving credit facility totaled approximately $6,020,000, higher by $2,530,000 compared to $3,490,000 at December 31, 2001.

Risk Factors

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

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

      Foreign Exchange: The company has a worldwide presence and as such maintains offices and derives revenues from sources overseas. For the second quarter of fiscal 2003, international revenues as a percentage of total revenues were approximately 39%. The Company's international business is subject to typical risks of an international business, including, but not limited to: differing economic conditions, changes in political climates, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the first three months of fiscal 2003 was not material.

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

            Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the Executive Vice President Operations, and the Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the completion of their evaluation.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on November 14, 2002. The following table shows the voting information for each item voted upon:

-------------------------------------------------------------------------------------------------------------
                                                                               FOR                    AGAINST
-------------------------------------------------------------------------------------------------------------
NOMINEES FOR ELECTION AS DIRECTORS
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Frank M. Dickerson                                                           2,278,989                     --
-------------------------------------------------------------------------------------------------------------
J. William Goddhew III                                                       2,278,414                     --
-------------------------------------------------------------------------------------------------------------
Bruce J. Ryan                                                                2,278,869                     --
-------------------------------------------------------------------------------------------------------------
J. Patrick Tinley                                                            2,278,033                     --
-------------------------------------------------------------------------------------------------------------
Robert B. Webster                                                            2,277,756                     --
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
TO INCREASE THE NUMBER OF OPTIONS AVAILABLE UNDER THE
1998 STOCK OPTION PLAN                                                         470,852                180,057
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
TO AMEND THE CERTIFICATE OF INCORPORATION OF THE
COMPANY TO REDUCE THE AUTHORIZED SHARE CAPITAL OF THE COMPANY                2,269,932                 25,493
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
TO AMEND THE 1998 STOCK OPTION PLAN TO CHANGE THE ANNUAL
MAXIMUM QUANTITY OF OPTIONS WHICH CAN BE GRANTED TO AN INDIVIDUAL            2,092,103                203,318
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
TO APPROVE THE AMENDMENTS TO THE 1998 STOCK OPTION
PLAN TO CHANGE THE QUANTIY OF OPTIONS ISSUED TO EXTERNAL DIRECTORS           2,069,379                229,314
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS                          2,276,002                 19,116
-------------------------------------------------------------------------------------------------------------

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

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

      10.2 Loan and Security Agreement dated September 24, 2002 between Registrant and Silicon Valley Bank (8)

      10.2A Series A Convertible Preferred Stock Agreement dated 29 June, 2001 between Registrant and Benjamin W. Griffith III (6)

      10.3 Employment Agreement, dated as of January 7, 1999, between Mr. Patrick Tinley and the Registrant (4)

      10.4 Employment Agreement, dated as of September 17, 1999, between Mr. Robert Webster and the Registrant (5)

      99.1 Certification of Chief Executive Officer, Executive Vice President Operations, and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2 Amendment to the Certificate of Incorporation of the Registrant, dated November 14, 2002 for the reduction of Authorized Share Capital

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

                                    ROSS SYSTEMS, INC.

Date: February 11, 2003             /s/ Verome M. Johnston
                                    --------------------------------------------
                                    Verome M. Johnston
                                    Vice President, Chief Financial Officer

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

Date: February 11, 2003                  /s/ J. Patrick Tinley
                                        ----------------------------------------
                                            J. Patrick Tinley
                                            Chairman and Chief Executive Officer

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

Date: February 11, 2003           /s/ Verome M. Johnston
                                ------------------------------------------------
                                      Verome M. Johnston
                                      Vice President and Chief Financial Officer

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

           CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICERS

I, Robert B. Webster, certify that:

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

Date: February 11, 2003                    /s/ Robert B. Webster
                                          --------------------------------------
                                             Robert B. Webster
                                             Executive Vice President Operations
                                             And Secretary