Form 10-Q
period 2003-05-14
ROSS SYSTEMS INC/CA
filed 2003-05-14
CIK 873594

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q


[X]QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003


                                       or

[ ]TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
   EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES __ NO X__

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      Outstanding
                  Class                                March 31, 2003
                  -----                                --------------
Common stock, $0.001 par value 2,801,157
Preferred stock, no par value 500,000



                               ROSS SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
                          ----------------------------

                                TABLE OF CONTENTS

                                                                                                               Page No.

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements............................................................................3

                  Condensed Consolidated Balance Sheets - March 31, 2003 and June 30, 2002........................3

                  Condensed Consolidated Statements of Operations - Three months and nine months ended March 31, 2003 and 2002...................................................................4

                  Condensed Consolidated Statements of Cash Flows - Nine months ended March 31, 2003 and 2002.....5

         Item 2.   Management's Discussion and Analysis of Financial Condition and Results of  Operations........15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................25

         Item 4.  Controls and Procedures........................................................................26

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...............................................................27

SIGNATURE........................................................................................................29


This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Ross Systems to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, synergies, accretion, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; any statements of anticipations; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include quarterly fluctuations and unpredictability of revenues, the general economic slowdown and the risk of an extended slowdown or an increase in its intensity, the competition that we face, the performance of contracts by customers and partners; employee management issues; the challenge of managing asset levels; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" beginning on page 20 and that are otherwise described from time to time in Ross Systems' reports filed with the Securities and Exchange Commission reports. Ross Systems assumes no obligation and does not intend to update these forward-looking statements.



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share related data)

                                                                                         March 31,          June 30,
                                                                                           2003               2002
ASSETS                                                                                  (unaudited)         (audited)
Current assets:
     Cash and cash equivalents                                                       $      6,587       $      5,438
     Accounts receivable, less allowance                                                   13,290             12,319
         for doubtful accounts
      Prepaid and other current assets                                                      1,285              1,282
     Note receivable from related party                                                         -                850
                                                                                     --------------     -------------
              Total current assets                                                         21,162             19,889

Property and equipment, net                                                                 1,524              1,450
Computer software costs, net                                                               13,747             14,036
Other assets                                                                                2,200              2,243
                                                                                     --------------     -------------
              Total assets                                                           $     38,633       $     37,618
                                                                                     ==============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of debt                                                    $      3,798       $      3,967
     Accounts payable                                                                       2,304              2,682
     Accrued expenses                                                                       5,205              4,476
     Income taxes payable                                                                     160                 15
     Deferred revenues                                                                     11,789             12,535
                                                                                     --------------     -------------
              Total current liabilities                                                    23,256             23,675
                                                                                     --------------     -------------
Shareholders' equity:
     Convertible Preferred stock, no par value; 5,000,000 authorized,                       2,000              2,000
        500,000 shares outstanding
     Common stock, $.001 par value; 15,000,000 and 35,000,000 shares                           26                 26
        authorized,   2,801,157   and    2,625,378   shares   issued   and
        outstanding at March 31, 2003 and June 30, 2002, respectively.
     Additional paid-in capital                                                            87,395             87,133
     Treasury stock at cost; 154,945 shares at March 31, 2003                              (1,426)                --
     Accumulated deficit                                                                  (70,700)           (73,450)
     Accumulated comprehensive deficit                                                     (1,918)            (1,766)
                                                                                     --------------     -------------
         Total shareholders' equity                                                        15,377             13,943
                                                                                     --------------     -------------

              Total liabilities and shareholders' equity                             $     38,633       $     37,618
                                                                                     ==============     =============


The accompanying notes are an integral part of these condensed consolidated financial statements.




                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                       Three months ended                Nine months ended
                                                                            March 31,                        March 31,
                                                                 -------------------------------      ------------------------
                                                                           (unaudited)                       (unaudited)
                                                                      2003             2002            2003             2002
Revenues:
     Software product licenses                                   $    2,696       $    3,314          $   9,903      $   9,414
     Consulting and other services                                    3,194            3,267              8,940          9,315
     Maintenance                                                      5,235            4,875             15,323         15,317
      Reimbursable expenses                                             295              220                854            596
                                                                 ------------   ------------          ---------      ---------
           Total revenues                                            11,420           11,676             35,020         34,642
                                                                 ------------   ------------          ---------      ---------
Operating expenses:
      Costs of software product licenses                                449              403              1,316          1,110
     Costs of consulting, maintenance and other services              4,229            4,215             12,784         12,709
     Software product license sales and marketing                     2,864            2,434              8,193          6,630
     Product development net of capitalized and      amortized        1,816            2,782              5,363          7,978
     computer  software costs
     General and administrative                                       1,016              986              3,420          3,530
     Provision for uncollectable accounts                               197              316                711            862
                                                                 ------------   ------------          ---------      ---------
           Total operating expenses                                  10,571           11,136             31,787         32,819
                                                                 ------------   ------------          ---------      ---------

Operating earnings                                                      849              540              3,233          1,823
Other expenses, net                                                     (29)             (81)              (152)          (313)
     Income tax expense                                                  63               40                217            114
                                                                 ------------   ------------          ---------      ---------
Net earnings                                                            757              419              2,864          1,396
     Preferred stock dividend                                           (38)             (38)              (113)          (113)
                                                                 ------------   ------------          ---------      ---------
Net earnings available to common shareholders                    $      719     $        381          $   2,751      $   1,283
                                                                 ============   ============          =========      =========
Net earnings  per common share - basic                           $     0.27       $     0.15          $    1.05      $    0.49
                                                                 ============   ============          =========      =========
Net earnings  per common share - diluted                         $     0.22       $     0.13          $    0.87      $    0.45
                                                                 ============   ============          =========      =========

Shares used in per share computation - basic                          2,638            2,607              2,616          2,596
                                                                 ============   ============          =========      =========
Shares used in per share computation - diluted                        3,387            3,209              3,292          3,127
                                                                 ============   ============          =========      =========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     Nine months ended
                                                                                --------------------------
                                                                                          March 31,
                                                                                    2003           2002
                                                                                ============    ==========
                                   (unaudited)
Cash flows from operating activities:
     Net earnings                                                               $      2,864    $    1,396
     Adjustments to reconcile net earnings  to net cash provided by operating activities:
           Depreciation and amortization of property and equipment                       556           730
           Amortization of computer software costs                                     3,526         5,819
           Provision for uncollectable accounts                                          711           807
           Changes in operating assets and liabilities:
                Accounts receivable                                                   (1,723)       (1,674)
                Prepaids and other current assets                                        906            68
                Income taxes payable                                                     235           (49)
                Accounts payable                                                        (374)       (1,853)
                Accrued expenses                                                         504          (650)
                Deferred revenues                                                       (701)       (2,396)
                                                                                ------------    ----------
                Net cash  provided by (used in) operating activities                   6,504         2,198
                                                                                ------------    ----------
Cash flows from investing activities:
           Purchases of property and equipment                                          (551)         (508)
           Computer software costs capitalized                                        (3,317)       (3,177)
           Other                                                                          44           243
                                                                                ------------    ----------
                Net cash used in investing activities                                 (3,824)       (3,442)
                                                                                ------------    ----------
Cash flows from financing activities:
           Net cash received on line of credit                                                         637
           Net cash paid on line of credit                                              (169)           --
           Proceeds from issuance of common stock                                        262           112
           Purchase of  treasury stock                                                (1,426)           --
                                                                                ------------    ----------
                Net cash provided by (used in) financing activities                   (1,333)          749
                                                                                ------------    ----------

Effect of exchange rate changes on cash                                                 (198)          185

Net increase (decrease) in cash and cash equivalents                                   1,149          (310)

Cash and cash equivalents at beginning of period                                       5,438         5,716
                                                                                ------------    ----------
Cash and cash equivalents at end of period                                      $      6,587    $    5,406
                                                                                ============    ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1) BUSINESS OF THE COMPANY & BASIS OF PRESENTATION

     Ross Systems Inc. (NASDAQ:ROSS) the Company, founded in 1972, supplies leading enterprise solutions software designed for process manufacturing companies primarily in the food and beverage, life sciences, chemicals, metals and natural products industries. The Company offers the award-winning iRenaissance(TM) family of software solutions which is an integrated suite of enterprise resource planning (ERP II), financials, materials management, manufacturing and distribution, supply chain management (SCM), advanced planning and scheduling, customer relationship management (CRM), electronic commerce, business intelligence and analytics applications. In addition to the aforementioned software suites, the Company also provides professional consulting services for implementation, related custom application development and education. The Company offers ongoing maintenance and support services for its products via internet and telephone help desks.

     The Company operates in one business segment, and no individual customer accounts for more than 10% of total revenues. The Company does not have a concentration of credit risk in any one industry.

     The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of March 31, 2003, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the three months and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

     These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K/A for the fiscal year ended June 30, 2002 which was filed with the Securities and Exchange Commission in September 2002.

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

3) STOCK-BASED COMPENSATION

     The company measures compensation cost for its stock incentive and option plans using the intrinsic value-based method of accounting.

Had the company used the fair value-based method of accounting to measure compensation expense for its stock incentive and option plans and charged compensation cost against income over the vesting periods, based on the fair value of options at the date of grant, net income and the related basic and

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


diluted per common share amounts for the three months and nine months ended March 31, 2003 and 2002, would have been reduced to the following pro forma amounts:

 (In thousands, except per share data)

                                                                       Three months ended       Nine months ended
                                                                           March 31,               March  31,
                                                                       ---------------------    ---------------------
                                                                         2003        2002         2003         2002
                                                                       ---------    --------    ----------    --------
  Net earnings.......................................................   $   757     $   419     %    2,864    $ 1,396
                                                                       ---------    --------    ----------    -------

  Net earnings available to common shareholders:
    As reported......................................................   $    719    $    381    $    2,751    $ 1,283

     Deduct: Total stock-based employee compensation expense under
     fair value-based method, net of tax                                     (56)        (97)         (341)      (481)
                                                                       ---------    --------    ----------    -------
    Pro forma........................................................        663         284         2,410        802
                                                                       ---------    --------    ----------    -------
  Basic net earnings per share:
    As reported .....................................................   $   0.27    $   0.15    $    1.05     $  0.49
    Pro forma .......................................................       0.25        0.11         0.92       0.31
  Diluted net earnings per share:
    As reported .....................................................       0.22        0.13          0.87       0.45
    Pro forma .......................................................       0.21        0.10          0.77       0.29


4) CAPITALIZED COMPUTER SOFTWARE COSTS AND OTHER ASSETS

     It is the Company's policy to follow paragraph 8 of Statement of Financial Accounting Standards ("SFAS") No, 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" in the computation of annual amortization expense of software costs. The Company capitalizes computer software product development costs incurred in developing a product once technological feasibility has been established and until the product is available for general release to customers. Technological feasibility is established when the Company either (i) completes a detail program design that encompasses product function, feature and technical requirements and is ready for coding and confirms that the product design is complete, that the necessary skills, hardware and software technology are available to produce the product, that the completeness of the detail program design is consistent with the product design by documenting and tracing the detail program design to the product specifications, and that the detail program design has been reviewed for high-risk development issues and any related uncertainties have been resolved through coding and testing or (ii) completes a product design and working model of the software product, and the completeness of the working model and its consistency with the product design have been confirmed by testing. The Company evaluates realizability of the capitalized amounts based on expected revenues from the product over the remaining product life. Where future revenue streams are not expected to cover remaining amounts to be amortized, the Company either accelerates amortization or expenses remaining capitalized amounts. Amortization of such costs is computed as the greater of (1) the ratio of current revenues to expected revenues from the related product revenues or (2) a straight-line basis over the expected economic life of the product (not to exceed five years).

     Other assets have generally resulted from business combinations accounted for as purchases and are recorded at the lower of unamortized cost or fair value. The Company annually reviews the carrying amounts of these assets for indications of impairment, in accordance with SFAS No. 142, "Goodwill and Other Tangible Assets." Impairment of value, if any, is recognized in the period it is determined.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


There was no impairment of these assets during the third quarter of fiscal 2003.



5) PROPERTY AND EQUIPMENT

     As of the dates shown, property and equipment consisted of the following (in thousands):


                                                           March 31,    June 30,
                                                             2003         2002
                                                           ---------    --------

         Computer equipment                                $   5,707      5,691
         Furniture and fixtures                                1,190      1,143
         Leasehold improvements                                  819      1,508
                                                               7,716      8,342
         Less accumulated depreciation and amortization       (6,192)    (6,892)
                                                           ---------    --------
                                                           $   1,524    $ 1,450
                                                           =========    ========

6) OTHER ASSETS

     Other assets is primarily comprised of goodwill. At March 31, 2003, other assets consisted of the following (in thousands):



                                      March 31,   June 30,
                                        2003        2002
                                     ---------    --------
         Goodwill                    $   2,181    $ 2,181
         Other                              19         62
                                     ---------    --------
                                     $   2,200    $ 2,243
                                     =========    ========


The Company does not consider these assets to be impaired at either March 31, 2003 or as of the filing date of this report on form 10-Q. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company will not record any future amortization on these assets.



7) SOFTWARE REVENUE RECOGNITION

     In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", the Company recognizes revenues from licenses of computer software "up-front," provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. Where the Company has future obligations, if such obligations are insignificant, related costs are accrued immediately. When the obligations are significant, the software product license revenues are deferred. Future contractual obligations can include software customization, requirements to provide additional products in the future and porting products to new platforms. Contracts which require
significant    software    customization    are    accounted    for    on    the

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


percentage-of-completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

     Service revenues generated from professional consulting and training services are recognized as the services are performed. Maintenance revenues, including revenues bundled with original software product license revenues, and future unspecified enhancements to the Company's products, are deferred and recognized over the related contract period, generally 12 months. The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and Statement of Position ("SOP") 98-8, "Software Revenue Recognition With Respect to Certain Transactions".

     Prior to January 1, 2002, the Company recorded reimbursement by its customers for out-of-pocket expenses as a decrease to cost of services. The Company's results of operations for the third quarter of fiscal year 2002, and the nine months ended March 31, 2002, have been reclassified for comparable purposes in accordance with the Emerging Issues Task Force ("EITF") release 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred". The effect of this reclassification was to increase both services revenues and cost of services by $220,000 for the third quarter of fiscal year 2002, and by $596,000 for the nine months ended March 31, 2002.



8) COMPREHENSIVE INCOME



     Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income (loss) for the three and nine -month periods ended March 31, 2003 and 2002 were as follows (in thousands):

                                                                  Three months ended     Nine months ended
                                                                      March 31,                March 31,
                                                                ---------------------    ---------------------
                                                                   2003      2002          2003         2002
                                                                ---------   ---------    --------    ---------
         Net earnings available to common   shareholders        $   719     $  381       $ 2,751     $ 1,283
         Foreign currency translation adjustments                    86       (223)         (152)        (37)
                                                                ---------   ---------    --------    ---------
         Total comprehensive income                             $   805     $  158       $ 2,599     $ 1,246
                                                                =========   =========    ========    =========


9) NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     Basic earnings per common share are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during the period.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



     The following is a reconciliation of the numerators of diluted earnings per share, (in thousands):

                                                Three months ended       Nine months ended
                                                      March 31,               March 31,
                                                -------------------    -------------------
                                                    2003     2002          2003     2002
                                                ---------   -------    ---------   -------
         Net earnings - basic                     $   719   $ 381        $ 2,751   $ 1,283

         Dividend on convertible securities            38      38            113       113
                                                ---------   -------    ---------   -------
         Net earnings - diluted                   $   757   $ 419        $ 2,864   $ 1,396
                                                =========   =======    =========   =======


     The following is a reconciliation of the denominators of diluted earnings per share, (in thousands):

                                                          Three months ended   Nine months ended
                                                                March 31,           March 31,
                                                          ------------------   -----------------
                                                           2003        2002      2003     2002
                                                          -------    -------    -----   --------
         Weighted average shares outstanding - basic      2,638      2,607      2,616      2,596

         Conversion of preferred stock                      500       500         500        500

         "In the money" stock options, warrants and
         contingent securities                              249       102         176         31
                                                          -------    -------    -----   --------
         Weighted average shares outstanding - diluted    3,387      3,209      3,292      3,127
                                                          =======    =======    =====   =========


In periods when the Company is profitable, the only difference between the denominator for basic and diluted net earnings per share is the effect of potentially dilutive common shares. In periods of a loss, the denominator does not change because it would be antidilutive.


10) CAPITAL STOCK


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


     On December 30, 1996, the Company acquired a 100% ownership interest in Ross Systems Iberica, its distributor in Spain and Portugal for the prior five years, in exchange for shares of the Company's common stock valued at approximately $1,400,000. The acquisition was a non-cash stock exchange which was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired business have been included in the Company's results of operations since the date of acquisition. The purchase agreement mandated that the purchase price be guaranteed based on security prices as of a date which had been mutually extended by the parties and coincided with the extension of the maturity to July 8, 2003 of a non-interest bearing, recourse note receivable, owed by the former majority shareholder of Ross Systems Iberica to the Company. The former majority shareholder is currently an employee of the Company. The Company, in its sole discretion, could make up any difference between the value of the shares originally tendered and the guaranteed purchase price of Ross Iberica either by issuing additional shares or by paying cash. The note receivable described herein totaled $850,000 and was satisfied in full during March, 2003.
                                       11

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


     At the time of acquisition, the seller was issued 10% of the purchase price in unrestricted shares with the remainder of the shares restricted. As of December 31, 2002, the former majority shareholder still held 20,000 restricted shares which were all the restricted shares that were issued to him at the time of acquisition. During January 2003, the Company sought and received a unanimous written consent from its Board of Directors to issue additional shares to the former majority shareholder to satisfy the guaranteed purchase price agreement. On the date of the Board consent, the share price was $9. Accordingly, the Company issued 120,000 additional shares to satisfy the guaranteed purchase price agreement. Since the guaranteed purchase price was based on security prices and was not based on an earn out factor or any other performance measure, this share issuance resulted only in a change in the number of common shares outstanding.

     Simultaneous with the issuance of these additional shares, the Company entered into an agreement with the former majority shareholder that allowed the Company to repurchase the former majority shareholder's shares at $9 per share. During March, 2003, the Company did repurchase these shares into treasury stock at the agreed upon $9 per share. The Company anticipates that these treasury shares will be issued to satisfy conversions of its outstanding manditorily convertible preferred shares over the remaining term of the preferred shares which term ends on June 30, 2006.

     The Board of Directors has approved the repurchase from employees of nominal lots of shares acquired through the 1991 Employee Stock Purchase Plan or one of the Company's stock option plans. These shares are placed into treasury stock as they are repurchased.


11) RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We have determined that the adoption of SFAS No. 146 will not have an impact on our financial statements.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on our financial position or result of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123 ("Statement 148"). This amendment provides two additional methods of transition for a voluntary change

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002. This Interim Report complies with the requirements of Statement 148. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of Statement 148 did not have a material impact on the Company's consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of March 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.


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



         As of and for the quarter ended March 31, 2003, in thousands:

                                                                                               Capital
                                                        Net Earnings                        Expenditures
                                                        Available to                       (not including
                                                        Common           Depreciation        capitalized
                           Total Assets   Revenue     Shareholders     and Amortization       software)
                           -----------    --------    ------------     ----------------    --------------
Northern Europe........     $  2,622      $  1,041        $ (34)         $    16               $   2
Spain..................        6,399         1,647          225               59                  --
United Kingdom.........        3,428         1,559          143               15                  --
North America..........       26,184         7,173          385            1,281                 114
                            ----------    --------    --------------   ----------------    --------------
Total..................     $ 38,633      $ 11,420        $ 719         $  1,371              $  116
                            ==========    ========    ==============   ================    ==============

                                       13

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



         As of and for the quarter ended March 31, 2002 in thousands:

                                                                                                              Capital
                                                                    Net Earnings                           Expenditures
                                                                    Available to                          (not including
                                                                       Common          Depreciation         capitalized
                                    Total Assets        Revenue     Shareholders     and Amortization        software)
                                    ------------        ---------   ------------     ----------------        ---------
Northern Europe ..............       $  2,150           $  1,531      $    200              $   12              $ 111
Spain.........................          4,235              1,675           441                  62                 12
United Kingdom................          2,904              1,578           146                  14                 20
North America.................         38,416              6,892          (406)              2,179                106
                                    ------------        ---------   ------------     ----------------        ---------
Total.........................       $ 47,705           $ 11,676       $   381              $2,267              $ 249
                                    ============        ==========   ===========     ================        =========



         As of and for the nine months ended March 31, 2003 in thousands:

                                                                                        Capital
                                                  Net Earnings                        Expenditures
                                                  Available to                       (not including
                                                    Common         Depreciation       capitalized
                                       Revenue    Shareholders   and Amortization      software)
                                       --------   ------------   ----------------    --------------
Northern Europe.................       $  3,479   $    278            $   47            $ 25
Spain...........................          4,667        635               208             148
United Kingdom..................          4,171        338                40              39
North America...................         22,703      1,500             3,787             339
                                       --------   ------------   ---------------     --------------
Total...........................       $ 35,020   $  2,751            $4,082           $ 551
                                       ========   ============   ===============     ==============


         As of and for the nine months ended March 31, 2002:

                                                                                        Capital
                                                  Net Earnings                        Expenditures
                                                  Available to                       (not including
                                                   Common        Depreciation         capitalized
                                       Revenue    Shareholders   and Amortization      software)
                                       --------   ------------   ----------------    --------------
Northern Europe ...............        $  4,324     $    582      $     41            $ 168
Spain...........................          4,671        1,438           185                9
United Kingdom..................          4,048          305            51               29
North America...................         21,599       (1,042)        6,272              302
                                       --------   ------------   ---------------     --------------
Total...........................       $ 34,642     $  1,283      $  6,549            $ 508
                                       ========   ============   ===============     ==============

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

Business Summary

     Description of Business

     The Company markets a broad range of sophisticated business applications that solve complex business problems for process manufacturers including collaborative planning, financial, manufacturing, distribution, supply chain management, and customer resource management. Specifically, these applications are designed to address the unique requirements of manufacturers in the food and beverage, life sciences, chemicals, metals and natural products industries. In addition, the Company supports an installed base of companies, which utilize the Company's financial products exclusively. The Company's software product license fees are based on the modules licensed and the number of users supported by the hardware on which the modules operate.

     More than 1,000 companies around the world use Ross Systems solutions on a wide range of popular databases, including Oracle and Microsoft, as well as operating systems including NT and UNIX. Ross Systems and its distributors have more than 25 offices globally, to serve customers. Customers are primarily medium-sized companies (with annual revenues of $50 million to $1 billion) upgrading internal systems to improve profitability through the availability of timely and accurate information, ensure compliance with regulatory requirements such as those imposed by the FDA and USDA, and to collaborate effectively with customers and suppliers.

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

     iRenaissance applications are known for their deep and rich functional fit to process industry requirements, as well as their short implementation times and cost-effective returns on investment.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


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

     Because the Company's iRenaissance applications were developed with the GEMBASE fourth generation language , the Company believes they are easily modified and expanded. GEMBASE is a programming environment that delivers a central data dictionary, complete screen painting, editing and debugging capabilities, and links to most popular database management systems. GEMBASE itself is written in the C programming language to facilitate portability across multiple hardware and database management system platforms. Because the iRenaissance products were developed in GEMBASE, customers often find it easy to customize their own applications.

Critical Accounting Policies

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

     Service revenues generated from professional consulting and training services are recognized as the services are performed. Maintenance revenues, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally 12 months. The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition".

     Computer Software Costs

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


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



Results of Operations

     Revenues

     Total revenues for the quarter ended March 31, 2003 of $11,420,000 decreased 2% from $11,676,000 in the same quarter of fiscal 2002. Total revenues for the nine-month period ended March 31, 2003 increased by 1% to $35,020,000 from $34,642,000 for the same nine-month period in the prior year.

     International revenues as a percentage of total revenues decreased to 40% in the third quarter fiscal 2003 from 51% for the same quarter in fiscal 2002. International revenues decreased $1,418,000 or 24% over the same quarter in the prior fiscal year. This decrease was due mainly to the change in the timing of purchases relating to the Company's distributor in the Pacific Rim region. Similar trends apply to the nine-month period ended March 31, 2003 when compare to the same period in the prior fiscal year.

     North American revenues comprised 60% of third quarter 2003 total revenues, up from 49% in the same quarter of the prior fiscal year. North American revenues increased 19% over the same quarter of the previous fiscal year. This increase was due mainly to the steady growth of software licensing.

     Software License Revenues

     Software license revenues were $2,696,000 during the quarter ended March 31, 2003, a decrease of $618,000, or 19%, from the same quarter in fiscal 2002. The Company experienced an increase over the same quarter of fiscal 2002 in revenues the North American market of approximately $912,000, or 158%. The North American increase was primarily due to continued strong market acceptance of the Company's browser -based user interface, and features of its process manufacturing modules as well as the absence of the after effects of the September 11th tragedy, which had a negative impact on the third quarter of the prior fiscal year. In addition, the improving license revenue trend is a result of an increased visibility of the Company in the North American process software ERP market space arising from effective marketing activities over the fiscal year ended June 30, 2002. For the nine months ended March 31, 2003, North American license revenues were up 137% compared to the same nine-month period in the prior fiscal year. The Company's revenues in the European markets were down $640,000, a decrease of 35% over the same quarter in fiscal 2002. The decrease

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

in license revenues in Europe reflected uncertainty in that market, brought on by the prospect of war in the Middle East. For the nine-month period ended March 31, 2003, European license revenues decreased 14% to $3,920,000 from $4,583,000 for the same period in the prior fiscal year. Software license revenues in the Asian and Pacific Rim region decreased by $890,000 to $10,000 during the quarter ended March 31, 2003, from $900,000 in the same quarter of fiscal 2002. This reflects a change in the timing of purchases by the principal distributor in this region. This reasoning also applies for the nine-month period ended March 31, 2003, when compared to the same nine months in the prior fiscal year.

     Consulting and other Services Revenues

     Consulting and other services revenues for the third quarter of fiscal 2003 decreased 2% to $3,194,000 from $3,267,000 in the same quarter of fiscal 2002. Revenues from consulting and other services (which are typically recognized as performed) are generally correlated with software product license revenues (which are typically recognized upon delivery) and therefore, service revenues fluctuate based upon related fluctuations in software license revenue. For the quarter ended March 31, 2003, North American services revenues increased 8% at $1,816,000 compared to $1,621,000 over the same quarter in the prior year. This primarily reflects new services work arising from the growth in software revenues over the last fiscal year. The time taken to implement the products at new customers has tended to shorten slightly over the past 18 months as a result of improving implementation processes and methodologies. This improvement has meant that services revenues have not risen in direct proportion to license revenue increases. The nine-month period ended March 31, 2003 reflects an increase of 14% for North American services revenues over the same period in the prior fiscal year. International services revenues decreased $243,000, or 15% over the same quarter in the prior fiscal year. This decrease is mainly due to the absence of Euro dollar implementation work in the current quarter compared to the same quarter in the prior fiscal year. A similar trend is true for the nine-month period ended March 31, 2003, when compared to the same nine months in the prior fiscal year.

     Maintenance Revenues

     Maintenance revenues increased by $360,000 or 7% in the third quarter of fiscal 2003 versus the same quarter in the prior fiscal year. This is attributable mainly to new maintenance contract additions from prior fiscal year software license revenues exceeding the rate of maintenance cancellations in North America. The increase of $317,000 or 20% in International maintenance revenues is attributable mainly to the negotiation of new maintenance contracts, including back-maintenance provisions, for contracts which had previously cancelled but have been reinstated on the Euro-compliant version of the product. Maintenance revenues for the nine-month period ended March 31, 2003 were flat at $15,323,000 compared to $15,317,000 in the same period in the prior fiscal year.

     Reimbursable Expenses

     Reimbursable expenses billed were up by 34% to $295,000 for the third quarter of fiscal 2003, from $220,000 in the same quarter in the prior fiscal year. For the nine-month period ended March 31, 2003, an increase of $258,000 or 43% over the prior year's nine-month period reflects the impact in the prior year's first and second quarters, of the aftermath of the September 11, 2001 tragedy, as consultants sought alternative ways to continue with customer projects without air travel, and therefore billed the customers for less expenses.



     Operating Expenses

     Costs of software product licenses include expenses primarily related to royalties paid to third parties. Third party royalty expenses will vary from quarter to quarter based on the number of third party products being sold by the

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

Company. Major third party products sold by the Company include databases and other optional software such as certain functional modules for CRM and SCM as well as reporting, and productivity tools. As a percentage of software license revenue, third party product licenses decreased to 25% in the third quarter of fiscal 2003 compared to 30% in the same quarter of fiscal 2002. As a result, the costs of software product licenses for the third quarter of fiscal 2003 decreased by 14% to $449,000 from $521,000 in the third quarter of fiscal 2002. The decrease in costs for software product licenses for the quarter was primarily due to the decrease in the proportion of third party products in total software revenues sold in fiscal 2003 compared to the prior fiscal year. This relative decrease in third party content in sales reflects the particular mix of revenues in the quarter and is not related to any specific trend in software revenues generally.

     Costs of consulting, maintenance, and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other related costs of sales. These costs also include outside consultants to supplement Company personnel in meeting peak customer consulting demands.

     Certain expenses previously reflected as sales and marketing have been reclassified as costs of consulting, maintenance and other services for the quarter ended March 31, 2003. This reclassification of expenses arose out of the necessity to match a change in the presentation of costs in the current period. Historically, the Company's European subsidiaries have been predominantly sales offices and, as such, the majority of their operating costs have been reflected in sales and marketing in the Condensed Consolidated Statements of Operations. During the first quarter of fiscal year 2003, the Company undertook a specific and detailed review of the cost structures of our European subsidiaries in light of the change in sales mix and employee base over time. It was determined that many of the costs, including salary and social costs of the employees, travel and entertainment expenses and certain allocable common infrastructure costs which relate to consulting and support activity were being grouped with sales and marketing costs. The change between sales and marketing versus consulting arose due to the maturity of the European operations and the manner in which the operations have evolved over the last several reported accounting periods. While the allocation of costs requires judgment, and while our employees perform multiple tasks based upon the then current needs of the organization, management believes that this reclassification of costs is necessary to provide the most accurate view of the efforts expended by the European subsidiaries over the periods reported. Therefore for the current quarter, and for the comparative quarter in the prior fiscal year, the expenses named above which relate to consulting and support services, have been reclassified from sales and marketing, and are now classified as consulting, maintenance, and other services.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

       A corresponding reclassification of costs in the prior year figures has been effected as shown in the table below:

                                                     Three months ended                     Nine months ended
                                                          March 31,                             March 31,
                                                     2002        2002 Reclassified       2002        2002 Reclassified
                                                     -----       -----------------       -----       -----------------
     Costs of consulting, maintenance and other    $  2,572           $ 4,215          $  7,145          $ 12,709
     services
     Software product license sales and               3,537             2,434            10,529             6,630
     marketing
     Product development net of capitalized and       3,074             2,782             8,894             7,978
     amortized computer  software costs
     General and administrative                       1,019               986             3,688             3,530
     Less reimbursable services expenses billed                          (220)                               (596)
     to customers
     Other expenses                                     114                81               421               313
      Preferred stock dividend                                             38                                 113
                                                   --------      ------------          --------      -----------------
     Total  subject to reclassification            $ 10,316          $ 10,316          $ 30,677           $ 30,677
                                                   ========      ============          ========      =================




     Costs of consulting, maintenance, and other services were virtually flat at $4,229,000 in the third quarter of fiscal 2003, as compared to $4,215,000 in the third quarter of fiscal 2002.

     For the nine-month period ended March 31, 2003, costs of consulting, maintenance and other services have increased slightly by 1% to $12,784,000 from $12,709,000 due to the higher utilization of outside consultants in Europe in the first quarter of the current fiscal year.

     An amount of $292,000 and an amount of $916,000 previously reflected as product development expenses has been reclassified as costs of consulting, maintenance and other services for the quarter and the nine months ended March 31, 2003, respectively. This reclassification of expenses arose out of the necessity to match a change in the presentation of costs in the current period. Certain personnel related expenses incurred in support of customer specific activity have historically been reflected in product development expenses. However, due to the increasing materiality of these expenses, they are now more appropriately classified as consulting, maintenance and other services expenses.

     Sales and marketing expenses of $2,864,000 for the quarter ended March 31, 2003 reflected an increase of 18% when compared to $2,434,000 in the third quarter of fiscal 2002. This increase is a result of higher expenditure on marketing events, higher sales commissions related to higher license sales in North America, and increased corporate overhead allocation to the increasingly active marketing department in North America. For the nine-month period ended March 31, 2003, sales and marketing expenses increased by 24% to $8,193,000 from 6,630,000 reflecting the same influencing factors as for the quarterly comparison described above.

     Product development (research and development) expenses, net of capitalized and amortized computer software costs, of $1,816,000 in the third quarter of fiscal 2003 were down from $2,782,000 in the same quarter of the prior fiscal year. The following table summarizes product development expenditures (in thousands):

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                                                                 Three months ended    Nine months ended
                                                                       March 31,             March 31,
                                                                 ------------------    -------------------
                                                                  2003      2002        2003        2002
                                                                 -------   --------    --------    -------
Gross Expenditures for Product Development.................      $1,714    $ 1,773     $ 5,067     $ 5,336
Less: Expenses capitalized.................................      (1,109)    (1,017)     (3,174)     (3,177)
Plus: Amortization of previously capitalized amounts.......       1,211      2,026       3,470       5,819
                                                                 -------   --------    --------    -------
Total Product Development Expenses.........................      $1,816    $ 2,782     $ 5,363     $ 7,978
                                                                 =======   ========    ========    =======

     Excluding the amortization of previously capitalized amounts, as a percentage of total revenues, gross product development expenditures both for the three-month period ended March 31, 2003, and for the same period of the prior year, were constant at 15%. This reflects development activity in the current quarter consistent with that of the same quarter in the prior period. Amortization expense decreased by 40% for both the quarter and the nine months ended March 31, 2003, due to a charge for impairment of unamortized software effected in the quarter ended June 30, 2002. Year to date gross expenditures for product development decreased by 5% to $5,067,000 for the nine-months ended March 31, 2003 from $5,336,000 for the same period in the prior fiscal year.

     General and administrative expenses for the quarter ended March 31, 2003 increased by 3%, to $1,016,000 from $986,000 in the same quarter of the prior fiscal year. This increase was due to minor cost variations in comparison to the prior fiscal year. Minor cost savings in several administrative expense items accounts for the 3% decrease to $3,420,000 for the nine-month period ended March 31, 2003, from $3,530,000 for the same period in the prior fiscal year. In the three -month period ended March 31, 2003, the Company recorded a provision for doubtful accounts of $197,000, as compared to $316,000 recorded in the third quarter of fiscal 2002. The fiscal 2003 and 2002 provisions consisted primarily of specific customer accounts identified as being potentially uncollectable. These provisions represent management's best estimate of the doubtful accounts for each period.

Other Expense, Net

     Other expense for the quarter ended March 31, 2003 was $29,000 as compared to $81,000, in the same quarter of fiscal 2002. These amounts primarily consisted of interest expense related to borrowings under the Company's existing line of credit facility, and the reduction reflects the lower average levels of the Company's indebtedness.

Income Tax Expense

     During the third quarter of fiscal 2003, the Company recorded an income tax expense of $63,000 compared with $40,000 recorded during the same quarter in fiscal 2002. The fiscal 2003 and 2002 tax expense amounts relate to provisions for minimum United States income taxes payable on profits in the respective quarters.


Liquidity and Capital Resources

     In the first nine months of fiscal 2003, net cash provided by operating activities increased $4,306,000 compared to the same period of the prior fiscal year. This included an aggregate net decrease in the non-cash charges for depreciation, amortization and provisions for bad debt of $2,563,000 and an aggregate increase in the combined cash provided by prepaids and other current assets, taxes payable, accrued expenses, accounts payable and deferred revenues of $5,289,000. Included in cash provided by operating activities is an increase in prepaids and other current assets over the same prior year nine-month period, of $838,000 for the nine-month period ended March 31, 2003. This increase was primarily made up of the repayment of a related party note receivable of $850,000. This net cash increase was enhanced by cash provided by an increase of

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


Company earnings of $1,468,000 in the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002.

     In the first nine months of fiscal 2003, the Company utilized $3,824,000 for investing activities versus $3,442,000 over the same period of the prior fiscal year, an increase of $382,000. Investment in property and equipment was up $43,000 to $551,000 in the first nine months of fiscal 2003, from $508,000 in same period in the prior fiscal year. Investments in capitalized computer software costs increased by $140,000. Other items, primarily deposits, provided $199,000 less in cash in the first nine months of this fiscal year 2003.

     Net cash flows used for financing activities increased by $2,082,000 for the nine months ended March 31, 2003, versus the same period of the prior fiscal year. Cash movement on the Company's credit lines reflected a change of $806,000 to a net cash paid position of $169,000 for the nine months ended March 31, 2003, from a net cash received of $637,000 for the same period in the prior fiscal year. Proceeds from the issue of shares to employees under the Employee Stock Purchase Plan, and the exercise of options by employees, amounted to $262,000 in the nine months ended March 31, 2003, an increase of $150,000 over the same period in the prior fiscal year. During the third quarter of fiscal 2003, purchases of treasury stock increased by $1,394,000. This related primarily to the related party transaction described in the notes to the financial statements (see Note 9) whereby 120,000 shares which had been issued to an employee of the Company, were repurchased into treasury stock by the Company. This transaction was part of the acquisition cost of Ross Iberica, a company formerly controlled by the employee.

     At March 31, 2003, the Company had $6,587,000 of cash and cash equivalents. The Company also has a revolving credit facility with an asset-based lender with a maximum credit line for up to $5,000,000, an expiration date of September 23, 2004, and an interest rate equal to the Prime Rate plus 2% (approximately 6.75% at March 31, 2003). Borrowings under the credit facility are collateralized by substantially all the assets of the Company. At March 31, 2003, the Company had $3,016,000 outstanding against the $5,000,000 revolving credit facility, and based on eligible accounts receivable at March 31, 2003, the Company's combined cash and remaining borrowing capacity under the revolving credit facility increased by $2,904,000 to approximately $6,587,000 compared to $3,683,000 at March 31, 2002.

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

     Economic slowdown: The Company's business may be adversely impacted by the worldwide economic slowdown and related uncertainties. Weak economic conditions worldwide have contributed to the current technology industry slow-down. This may impact the Company's business resulting in reduced demand and increased price competition, which may result in higher overhead costs, as a percentage of revenues. Additionally, this uncertainty may make it difficult for the Company's customers to forecast future business activities. This could create challenges to the Company's ability to grow its business profitably. If the economic or

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

market conditions further deteriorate, this could have a material adverse impact on the results of operations and cash flow.

     Competition: The Company may face increased competition and its financial performance and future growth depend upon sustaining a leadership position in our product functionality. Competitive challenges faced by the Company are likely to arise from a number of factors, including: industry volatility resulting from rapid development and maturation of technologies; industry consolidation and increasing price competition in the face of worsening economic conditions. Although there are fewer competitors in the Company's target markets than previously, failure to compete successfully against those remaining could harm the Company's business operating results and financial condition.

     Stock price: The Company's stock price, like that of other technology companies, is subject to volatility because of factors such as the announcement of new products, services or technological innovations by the Company or its competitors, quarterly variations in our operating results, and speculation in the press or investment community. In addition, the Company's stock price is affected by general economic and market conditions and may be negatively affected by unfavorable global economic conditions.

     Intellectual property: The Company's business may suffer if it cannot protect our intellectual property. The Company generally relies upon copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain proprietary rights in its technology and products. However, there can be no assurance that any of its proprietary rights will not be challenged, invalidated or circumvented. In addition, the laws of certain countries do not protect proprietary rights to the same extent as do the laws of the United States. Therefore, there can be no assurance that the Company will be able to adequately protect its proprietary technology against unauthorized third-party copying or use, which could adversely affect its competitive position. Further, there can be no assurance that the Company will be able to obtain licenses to any technology that may be required to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost.

     Litigation: In the ordinary course of business, the Company may become involved in litigation and administrative proceedings. Such matters can be time-consuming, divert management's attention and resources and cause the accumulation of significant expenses. Furthermore, there can be no assurance that the results of any of these actions will not have a material adverse effect on the Company's business, results of operations or financial condition.

     Key Personnel: The Company's success depends upon retaining and recruiting highly qualified employees and management personnel. However, severe challenges may be faced in attracting and retaining such employees. Although staff turnover is historically low, if the Company's ability to maintain a stable workforce is significantly handicapped, its ability to compete may be adversely affected.


Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We have determined that the adoption of SFAS No. 146 will not have an impact on our financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on our financial position or result of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123 ("Statement 148"). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002. This Interim Report complies with the requirements of Statement 148. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of Statement 148 did not have a material impact on the Company's consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of March 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES



Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The market risks described below are not the only ones that we face. Additional risks and uncertainties not presently known to us may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected, and the trading price of our common stock could decline due to any of these risks.

     Foreign Exchange: The company has a worldwide presence and as such maintains offices and derives revenues from sources overseas. For the third quarter of fiscal 2003, international revenues, subject to foreign exchange fluctuatuions, as a percentage of total revenues were approximately 37%. The Company's international business is subject to typical risks of an international business, including, but not limited to: differing economic conditions, changes in political climates, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

     Interest Rates: The Company's exposure to interest rates relates primarily to the Company's cash equivalents and certain debt obligations. The Company invests in financial instruments with original maturities of three months or less. Any interest earned on these investments is recorded as interest income on the Company's statement of operations. Because of the short maturity of our investments, a near-term change in interest rates would not materially affect our financial position, results of operations, or cash flows. Certain of the Company's debt obligations include a variable rate of interest. A significant, near term change in interest rates could materially affect our financial position, results of operations or cash flows.

     The Company did not engage in any derivative/hedging transactions in the quarter ended March 31, 2003.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

     Within 90 days prior to the filing date of this report, the principal executive officer and principal financial officer carried out an evaluation, with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the completion of their evaluation.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.

     3.1  Certificate of Incorporation of the Registrant, as amended (3)

     3.2  Bylaws of the Registrant (3)

     3.3 Amendment to the Certificate of Incorporation of the Registrant, dated April 26, 2001, for the 1 for 10 Reverse Stock Split (5)

     3.4 Amendment to the Certificate of Incorporation of the Registrant, dated November 14, 2002 for the reduction of Authorized Share Capital (6)

     10.1 Preferred Shares Rights Agreement, dated as of September 4, 1998 between the Registrant and Registrar and Transfer Company (2)

     10.2 Loan and Security Agreement dated September 24, 2002 between Registrant and Silicon Valley Bank (5) 10.2A Series A Convertible Preferred Stock Agreement dated 29 June, 2001 between Registrant and Benjamin W. Griffith III (4)

     10.3 Employment Agreement, dated as of January 7, 1999, modified March 24, 2003 between Mr. Patrick Tinley = and the Registrant

     10.4 Employment Agreement, dated as of September 113, 1999, modified March 24, 2003 between Mr. Robert = = Webster and the Registrant

     99.1 Certification of Chief Executive Officer, and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (1) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 10-Q filed May 6, 1996.

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

     (5) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 10-K/A filed October 2, 2002

     (6) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 10-Q filed February 14, 2003

(b) No reports on Form 8-K were filed during the period ended March 31, 2003.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ROSS SYSTEMS, INC.


Date: May 8 , 2003                   /s/ Verome M. Johnston
                                     -------------------------------------------
                                     Verome M. Johnston
                                     Vice President, Chief Financial Officer

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

Date: May 8, 2003                           /s/ J. Patrick Tinley
                                            ------------------------------------
                                            J. Patrick Tinley
                                            Chairman and Chief Executive Officer

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



Date: May 8, 2003
                                         /s/ Verome M. Johnston
                                         ---------------------------------------
                                         Verome M. Johnston
                                         Vice President, Chief Financial Officer