Form 10-K
period 2003-06-30
ROSS SYSTEMS INC/CA
filed 2003-09-24
CIK 873594

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                                   (MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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

                            ------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                                                 NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                               ON WHICH REGISTERED
-------------------                                                              ---------------------
None........................................................................             None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
        Common Stock, $0.001 par value; Preferred Shares Purchase Rights

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

     THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED UPON THE CLOSING SALE PRICE OF THE COMMON STOCK ON DECEMBER 31, 2002 AS REPORTED BY THE NASDAQ NATIONAL MARKET, WAS APPROXIMATELY $19,146,780. SHARES OF VOTING STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

     As of September 2, 2003, the Registrant had outstanding 2,815,825 shares of Common Stock, and 500,000 Series A 7.5% convertible preference shares, ("convertible preferred stock").


                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain items in Part III of this form 10-K Report are incorporated by reference to the Registrant's Proxy Statement for the Registrant's 2003 Annual Meeting of Stockholders.
================================================================================

                               ROSS SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 2003
                                TABLE OF CONTENTS



                                                                                                                  PAGE NO.
                                                                                                                  --------
PART I
Item 1.       Business.......................................................................................         1
Item 2.       Properties.....................................................................................         5
Item 3.       Legal Proceedings..............................................................................         5
Item 4.       Submission of Matters to a Vote of Security Holders............................................         5
PART II
Item 5.       Market for the Registrant's Common Equity and Related Shareholder Matters......................         6
Item 6.       Selected Financial Data........................................................................         7
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..........         8
Item 7.A.     Quantitative and Qualitative Disclosures about Market Risk.....................................        17
Item 8.       Financial Statements and Supplementary Data....................................................        17
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........        17
Item 9A       Controls and Procedures
PART III
Item 10.      Directors and Executive Officers of the Registrant.............................................        18
Item 11.      Executive Compensation.........................................................................        19
Item 12.      Security Ownership of Certain Beneficial Owners and Management.................................        19
Item 13.      Certain Relationships and Related Transactions.................................................        19
Item 14.      Principal Accountant Fees and Services.........................................................        19
PART IV
Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................        20
SIGNATURES...................................................................................................        21


     This Annual Report on Form 10-K including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Ross Systems to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, synergies, accretion, margins or other financial items; any statements regarding the anticipated completion of the proposed chinadotcom merger transaction described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors;" any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; any statements of anticipations; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include quarterly fluctuations and unpredictability of revenues; various closing conditions and other uncertainties that might delay or prevent the completion of the proposed chinadotcom merger transaction; the general economic slowdown and the risk of an extended slowdown or an increase in its intensity, the competition that we face; the performance of contracts by customers and partners; employee management issues; the challenge of managing asset levels; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" beginning on page 17 and that are otherwise described from time to time in Ross Systems' reports filed with the Securities and Exchange Commission . Ross Systems assumes no obligation and does not intend to update these forward-looking statements.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                                     PART I


ITEM 1.  BUSINESS


GENERAL

         The following description of business is qualified in its entirety by, and should be read in conjunction with the more detailed information and financial data, including the financial statements and notes thereto, appearing elsewhere in this Report. Unless otherwise stated in this document, references to (1) "us," "our," "we" and similar terms, (2) the "Company" or (3) "Ross" shall mean Ross Systems, Inc., a Delaware corporation, and its subsidiaries.

         Ross Systems, Inc. (NASDAQ: ROSS) delivers innovative software solutions that help manufacturers worldwide fulfill their business growth objectives through increased operational efficiencies, improved profitability, strengthened customer relationships and streamlined regulatory compliance. Focused on the food and beverage, life sciences, chemicals, metals and natural products industries and implemented by over 1,000 customer companies worldwide, our family of Internet-architected solutions is a comprehensive, modular suite that spans a customer's enterprise, from manufacturing, financials and supply chain management to customer relationship management, performance management and regulatory compliance.

         Publicly traded on the NASDAQ since 1991, Ross's global headquarters are based in the U.S. in Atlanta, Georgia, with sales and support operations around the world.

         Our internet address is www.rossinc.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, in each case as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

         We license our products to customers through a direct sales force in North America and Western Europe as well as independent distributors in dozens of other markets worldwide. We also provide professional consulting services for implementation, related custom application development and education. We offer ongoing maintenance and support services for our products via Internet and telephone help desks.

MERGER PROPOSAL

         In early September 2003, we announced that we had entered into a definitive agreement whereby chinadotcom Software (CDC) will acquire Ross Systems in a merger valued at approximately $67,892,000. It is anticipated that the merger is to be completed early in December 2003, but in no event later than March 1, 2004. Both companies are listed on NASDAQ. We have not yet determined to what extent the proposed merger will affect our financial performance. However we believe that CDC's Asian operations offer greater opportunities of doing business in that region, while at the same time our operations in North America and Europe offer many new opportunities to CDC in our markets. CDC is a licensed master distributor of our products in Greater China and CDC and Ross believe the combination represents a unique opportunity to rapidly scale the introduction of our manufacturing products into Greater China. Both companies will be able to participate in numerous cross-selling opportunities. In addition we will have access to capital to pursue business combinations with selected, strategic software and services companies. The proposed merger is to be the subject of a shareholders' vote at our forthcoming Annual Meeting.

PRODUCTS

         Ross offers the award-winning IRENAISSANCE(TM) family of software solutions which is an integrated suite of enterprise resource planning (ERP II), financials, materials management, manufacturing and distribution, supply chain management (SCM), advanced planning and scheduling, customer relationship management (CRM), electronic commerce, business intelligence and analytics applications.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

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

         Because the Company's iRenaissance applications were developed with the GEMBASE fourth generation language, the Company believes they are easily modified and expanded. GEMBASE is a programming environment that delivers a central data dictionary, complete screen painting, editing and debugging capabilities, and links to most popular database management systems. GEMBASE itself is written in the C programming language to facilitate portability across multiple hardware and database management system platforms. Because the iRenaissance products were developed in GEMBASE, customers often find it easy to customize their own applications.

Ongoing Development

         To meet the increasingly sophisticated needs of its customers and broaden its product offering for targeted vertical markets, the Company continually strives to enhance its existing product functionality. The Company surveys the needs of its customers through on-line, industry-specific discussion forums and polling at its global user conferences, and incorporates many of their recommendations into its products. The Company also conducts a variety of forms of market research with industry analyst groups and targeted industry associations to determine strategies for new features and entirely new products for targeted vertical industries. As an example, IRENAISSANCE version 5.7 included new capabilities for streamlining the compliance and validation process for companies regulated by the US FDA (United States Food and Drug Administration). In fiscal 2002, the Company expanded its product suite for targeted industries and introduced IRENAISSANCE SCM (Supply Chain Management) and IRENAISSANCE CRM (Customer Relationship Management).

         While maintaining focus on the requirements of targeted vertical markets, the Company is expanding its potential geographic markets by developing new product functionality to address the needs of additional prospective customers in key international markets. These enhancements are related to local languages and dialects, currency, accounting custom and procedures, and regulatory requirements. As an example, through the partnership established with CDC Software Corporation during the fourth quarter of fiscal 2003, the Company is well advanced with its preparations for releasing additional local language versions of its software for the Chinese markets. These enhancements enable the Company to leverage its IRENAISSANCE ERP products to capitalize on the growing and largely untapped process manufacturing markets in China.

         The Company is also committed to achieving technology advances by leveraging new Internet-based capabilities enabled by XML and Web Services. During the 3rd quarter of fiscal 2003, the Company released the INTERNET APPLICATION FRAMEWORK (TM) which enables the IRENAISSANCE ERP foundation with full Internet deployment capabilities. Through the INTERNET APPLICATION FRAMEWORK, application users have full access to the IRENAISSANCE ERP applications from any computer with an Internet connection and the Microsoft Internet Explorer

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

browser. Because no IRENAISSANCE ERP application software needs to be deployed or maintained on user workstations, The Company's customers have reported significant savings resulting from the use of the INTERNET APPLICATION FRAMEWORK.

Third-Party Products

         The Company resells complementary software products licensed from third parties, including applications for custom reporting of information maintained by the Company's programs such as Business Objects for executive information, and FRx for financial reporting and budgeting, as well as certain middle-ware products. The Company resells other privately labeled software products licensed from third parties including Prescient Systems (rebranded as iRenaissance SCM) and Selligent (rebranded as iRenaissance CRM). Additionally, the Company has entered into agreements which enable it to resell database products and other products that are sublicensed to end users in conjunction with certain of the Company's open systems products. License revenues from the products described in this paragraph constitute approximately 26% of total software product license revenues in fiscal 2003.

Services

         Our worldwide consulting services operation complements our e-business and enterprise software sales organizations. We offer a broad selection of services to install and optimize each available software product. These services fall into two broad categories: Professional Services and Client Support. Income from these activities consist of services and maintenance revenues which comprise approximately 28% and 41% of total revenues respectively.

Professional Services

         Our Professional Services organization provides business application experience, technical expertise and product knowledge to complement our products and to provide solutions to clients' business requirements. The major types of services provided include the following:

         Application Consulting involves in-depth analysis of the client's specific needs and the preparation of detailed plans that list step-by-step actions and procedures necessary to achieve a timely and successful implementation of our software products. These services are generally offered on a time and expense reimbursement basis.

         Technical Consulting involves evaluating and managing the client's needs by supplying custom application systems, custom interfaces, data conversions, and system conversions. Consultants participate in a wide range of activities, including requirements definition, and software design, development and implementation. We also provide advanced technology services focused on networking, database administration and tuning. These services are generally offered on a time and expense reimbursement basis. We also provide remote systems management, and remote applications management.

         Education Services are offered to clients either at our education facilities or at the client's location, as either standard or customized classes.

         Established relationships with third party consulting partners are utilized in specific instances, to take advantage of specialized industry expertise and to support our implementation demands.

Client Support

         Our Client Support functions include web-based support, telephone support, technical publications and product support guides, which are provided under maintenance agreements. The annual maintenance fee for these services is generally 20% of the price for the licensed software. The standard maintenance agreement also entitles clients to certain new product releases and product enhancements.

MARKETING AND SALES

         We sell our products and services in the US and Western Europe primarily through our direct sales force. At June 30, 2003, we had 44 sales and marketing employees. In other areas of the world, we sell our products through distributors. In support of our sales force and distributors, we conduct comprehensive marketing programs which include telemarketing, direct mailings, advertising, promotional material, seminars, trade shows, public relations and on-going customer communication.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

         We are based in Atlanta, Georgia, with a regional direct sales force covering all major US business locations. We have subsidiaries in Antwerp, Belgium; Ottawa, Canada; Berlin, Germany; Utrecht, the Netherlands; Barcelona, Spain; Northampton, United Kingdom as well as Hong Kong and Singapore.

         We have distribution arrangements with distributors in the following countries: Argentina, Australia, Brazil, Chile, China, Colombia, Czech Republic, Denmark, Finland, Germany, Greece, Hong Kong, Hungary, Indonesia, Ireland, Italy, Japan, Jordan, Lebanon, Malaysia, Mexico, Morocco, New Zealand, Norway, Pakistan, Peru, Poland, Portugal, Rumania, Russia, Saudi Arabia, Singapore, Slovak Republic, Sweden, Taiwan, Thailand, Uruguay and Venezuela. These distributors pay us royalties on the sales of our products and maintenance services.

         International revenues (from foreign operations and export sales) represented approximately 40%, 45%, and 33%, of our revenues in fiscal 2003, 2002, and 2001, respectively. International revenues include export sales to the Asian region. However, Asian revenues are included as part of North American revenues in the "Segment Information", in the Notes to Consolidated Financial Statements. We intend to broaden our presence in international markets by entering into additional distribution agreements.

PRODUCT DEVELOPMENT AND ACQUISITIONS

         To meet the increasingly sophisticated needs of its customers and address potential new markets, we continually strive to enhance our existing product functionality. We survey the needs of our customers annually through ballots and direct discussions at our annual user conferences, and incorporating many of their recommendations into our products. We also conduct a variety of forms of market research with industry analyst groups and targeted industries to determine strategies for new features and functions. We are committed to achieving advances in the use of computer systems technology and to expanding the breadth of our product line. Development activity during fiscal 2003 covered a wide range of evolving functionality enhancements to present releases of our products. Projects in progress being carried into fiscal 2004 include several functionality enhancements important to a broad base of our customers, and ongoing improvements to the integration aspects of the third party applications which have been incorporated into our product suite.

COMPETITION

         The business applications software market is intensely competitive. We compete with a broad range of applications software companies. Our competitors include general business application software providers, such as J.D. Edwards, Oracle Corporation, and SAP AG; as well as business applications software providers in specific vertical markets that offer products that compete with our process manufacturing products. The principal competitive factors in the market for business application software include product reputation, product functionality, performance, quality of customer support, size of installed base, financial stability, hardware and software platforms supported, price, and timeliness of installation. We believe that we compete effectively with respect to these factors.

PROPRIETARY RIGHTS AND LICENSES

         We provide our products to end users generally under nonexclusive, nontransferable licenses, which generally have perpetual terms. Under the general terms and conditions of our standard license agreements, the licensed software may be used solely for internal operations on designated computers at specific sites. We make source code available for certain portions of our products.

         We have registered "iRENAISSANCE", "RENAISSANCE", "RENAISSANCE CS", and "ROSS SYSTEMS" as trademarks in the United States. We have applied for a provisional patent with respect to systems and associated methods for determining availability and pricing of goods based on attributes. We have secured registration of copyrights in the United States for 17 of our products. Although we take steps to protect our intellectual property, misappropriation may nevertheless occur and copyright and trade secret protection may not be available in certain countries.

         Except as noted above, we rely on a combination of trade secret, copyright and trademark laws, and license agreements to protect our proprietary rights in our products.

EMPLOYEES

         As of June 30, 2003, we employed a total of 255 full time employees, including 44 in sales and marketing, 48 in product development, 132 in professional services and client support, and 31 in finance, administration and operations. Our employees are not represented by a labor union, and we believe that our employee relations are good.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

ITEM 2.  PROPERTIES

         Our corporate headquarters, research and development, sales, marketing, consulting and support facilities are located in Atlanta, Georgia, where we occupy approximately 22,000 square feet. We also maintain a facility for product development in San Marcos, California, which occupies 1,470 square feet.

         International offices are maintained in Belgium (Antwerp); England (Northampton); Germany (Berlin); Netherlands (Utrecht); and Spain (Barcelona).

         At June 30, 2003, all facilities are leased with periods remaining to renewal varying from nine months to twelve years. We believe our facilities are adequate for our current needs and that we can obtain suitable additional space as required. Our Atlanta headquarters lease expires in April 2004. At that time, we expect to reduce our rent expense by lowering the cost of our existing facility or relocating to a more competitively priced accommodation in the Atlanta area.

ITEM 3.  LEGAL PROCEEDINGS

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

         We are involved in an arbitration proceeding with a former distributor. The arbitration relates to a dispute over minimum royalties due under a distribution agreement. We cannot estimate the possible range of loss, if any, that may occur from the proceeding.

         On February 27, 2003, Vertical Computer Systems (Vertical) filed suit against us and other parties in the New York State Supreme Court (Index No:600644/03) alleging undisclosed liabilities in the purchase of our HR/Payroll product line by their subsidiary, NOW Solutions, LLC during 2001. Vertical seeks to offset their claim against a note payment due to Ross and also seeks other monetary damages. Ross has filed a motion to dismiss Vertical's claims and will otherwise defend the action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

         The following table sets forth the range of high and low bid prices for our Common Stock on the NASDAQ National Market for each of the quarters of fiscal 2003 and 2002. Our Common Stock trades under the NASDAQ symbol "ROSS."


FISCAL 2003                                               HIGH            LOW
--------------------------------------------------    ------------    ------------

First quarter (ended September 30, 2002)                  $ 8.35          $ 6.05
Second quarter (ended December 31, 2002)                  $ 9.90          $ 4.51
Third quarter (ended March 31, 2003)                      $14.95          $ 8.00
Fourth quarter (ended June 30, 2003)                      $15.49          $11.10




FISCAL 2002                                               HIGH             LOW
--------------------------------------------------    ------------    ------------

First quarter (ended September 30, 2001)                  $ 4.08          $2.94
Second quarter (ended December 31, 2001)                  $ 6.31          $2.38
Third quarter (ended March 31, 2002)                      $11.56          $5.82
Fourth quarter (ended June 30, 2002)                      $11.65          $7.80

         We have never declared or paid cash dividends on Common Stock, and we do not plan to declare or pay dividends in the future. We intend to use earnings to finance the expansion of our business. In addition, our line of credit agreement with Silicon Valley Bank dated September 24, 2002, contains certain covenants which affect our ability to pay cash dividends. This does not affect the dividends payable on the Convertible Preferred Stock.

         As of September 2, 2003, the approximate number of Common Stock stockholders of record was 469.

         On January 13, 2003 we issued 120,000 unregistered common shares to Oscar Pierre Prats, pursuant to the acquisition of Ross Systems Iberica, a former distributor. The shares were issued at $9, which was the market price of the Company's stock on that day. As of the same date, the shares were repurchased into treasury stock. The shares were issued in a private placement and were therefore exempt from registration under the securities act. See note 2 on page F-14 in the Notes to Consolidated Financial Statements.

         On June 29, 2001, we issued mandatorily convertible preferred stock to a qualified investor in a private placement transaction. In summary, the investor purchased 500,000 preferred shares at $4.00 per share yielding $2,000,000 for Ross. This price represented a premium to the market for our common stock at the time of issuance. The preferred shares cannot be converted for two years but must be converted within five years from the issue date. The shares earn dividends at the rate of 7.5%. At September 3, 2003, none of the preference shares had been converted to common stock. The shares are convertible, one for one, at a price of $4.00 per share.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of Ross Systems, and Notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected in future periods.


                           CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                             FISCAL YEAR ENDED JUNE 30,
                                           -----------------------------------------------------------------
                                              2003         2002           2001         2000           1999
                                           ---------     ---------     ---------     ---------     ---------

STATEMENTS OF OPERATIONS DATA:
Total revenues (1)(2)....................  $  48,100     $  46,053     $  50,805     $  83,399     $ 106,024
Operating earnings (loss) (3)(4).........  $   4,791     $  (8,667)    $  (2,024)    $  (8,143)    $  (3,936)
Net earnings (loss)......................  $   4,206     $  (9,424)    $    (842)    $  (9,662)    $  (5,626)
Net earnings (loss) available to common
   stockholders..........................  $   4,056     $  (9,574)    $    (842)    $  (9,662)    $  (5,626)
Diluted net earnings (loss) per share....  $    1.28     $   (3.65)    $   (0.33)    $   (4.15)    $   (2.53)
Shares used in computing diluted net
   earnings (loss) per share.............      3,296         2,625         2,566         2,330         2,223

BALANCE SHEET DATA:
Working capital (deficit)................  $    (943)    $  (4,536)    $  (9,640)    $ (15,340)    $  (3,745)
Total assets.............................  $  40,211     $  37,618     $  50,462     $  64,295     $  83,185
Long-term debt, less current portion.....         --            --            --     $   2,627         3,705
Preferred stock, no par value 5,000,000
   shares authorized;
500,000 shares issued and outstanding....  $   2,000     $   2,000     $   2,000            --            --
Total shareholders' equity...............  $  17,029     $  13,943     $  23,104     $  20,890     $  29,257



(1) Revenues and operating costs have been increased in all years by the reclassification of Reimbursable Expenses to comply with EITF 01-14. See notes to the Consolidated Financial Statements on page F-10.

(2) Results shown for fiscal years 2000 and 1999 include revenues and operating costs relating to activities derived from the HR/Payroll product line which was sold in February of 2000. Results for these two fiscal years are therefore not directly comparable with the results of fiscal years 2001 through 2003. See commentary on this in "Results of Operations" on page 9.

(3) In accordance with the adoption on SFAS No. 142, the Company ceased amortization of Goodwill beginning July 1, 2001. See notes to the Consolidated Financial Statements on page F-10.

(4) In accordance with SFAS No. 86, the Company recorded an impairment of Capitalized Software Costs during the year ended June 30, 2002. See notes to the Consolidated Financial Statements on page F-13.

                      ROSS SYSTEMS, INC AND SUBSIDIARIES

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

BASIS OF PRESENTATION

         Our consolidated financial statements include the accounts of Ross and our wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Our fiscal year ends on June
30. "Fiscal 2001," "fiscal 2002," and "fiscal 2003" mean our fiscal years ended June 30 of each such year.

CRITICAL ACCOUNTING POLICIES

         REVENUE RECOGNITION. We recognize revenues from licenses of computer software "up-front" provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. Where we have future obligations, if such obligations are insignificant, related costs are accrued immediately. If the obligations are significant, the software product license revenues are deferred. Future contractual obligations can include software customization, requirements to provide additional products in the future and porting products to new platforms. Contracts that require significant software customization are accounted for on the percentage-of-completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

         Our revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenues recognized from multiple-element software license contracts are allocated to each element of the contracts based on the fair values of the elements, such as licenses for software products, maintenance, or professional services. The determination of fair value is based on objective evidence which is specific to the Company. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately, or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

         Service revenues generated from professional consulting and training services are recognized as the services are performed. Maintenance revenues, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally 12 months.

         COMPUTER SOFTWARE COSTS. We capitalize computer software product development costs incurred in developing a product once technological feasibility has been established and until the product is available for general release to customers. Technological feasibility is established when we either
(1) complete a detail program design that encompasses product function, feature and technical requirements and is ready for coding and confirms that the product design is complete, that the necessary skills, hardware and software technology are available to produce the product, that the completeness of the detail program design is consistent with the product design by documenting and tracing the detail program design to the product specifications, and that the detail program design has been reviewed for high-risk development issues and any related uncertainties have been resolved through coding and testing or (2) complete a product design and working model of the software product, and the completeness of the working model and its consistency with the product design have been confirmed by testing.

         Capitalized software development costs generally relate to development projects spanning several months. Resources are committed to these projects on a consistent and long-term basis resulting in a generally consistent impact on the financial results. We evaluate the extent to which the capitalized amounts are realizable based on expected revenues from the product over the remaining product life. Where future revenue streams are not expected to cover remaining amounts to be amortized, we either accelerate amortization or expense remaining capitalized amounts.

         Amortization of such costs is computed as the greater of (1) the ratio of current revenues to expected revenues from the related product sales or (2) a straight-line basis over the expected economic life of the product

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

(not to exceed five years). Software costs related to the development of new products incurred prior to establishing technological feasibility or after general release are expensed as incurred.

RESERVES AND ESTIMATES. In the ordinary conduct of our business, we must often use judgement and estimates regarding the recording of certain reserves. For example, we use judgement in order to determine the amount of our reserves for uncollectable accounts receivable. Should our estimates prove to be incorrect, our reserves may be inadequate.

FOREIGN CURRENCIES

     The financial position and results of operations of our foreign subsidiaries are measured using local currencies as the functional currencies. Assets and liabilities of these subsidiaries are translated into US dollars at the exchange rate in effect at year end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. The effects of changes in foreign currency exchange rates have had minimal effect on our financial results reported herein.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED JUNE 30, 2003, 2002, AND 2001

         The following table sets forth certain items reflected in our consolidated statements of operations as a percentage of total revenues for the periods indicated, and a comparison of such statements is shown as a percentage increase or decrease from the prior year's results:


                                                             PERCENTAGE OF REVENUE
                                                               FISCAL YEAR ENDED                     PERCENTAGE
                                                                    JUNE 30,                     INCREASE (DECREASE)
                                                          ------------------------------      -------------------------
                                                           2003        2002        2001       2003/2002       2002/2001
                                                          ------      ------      ------      ---------       ---------

Revenues:
Software product licenses ............................        30%         28%         19%             12%             35%
Consulting and other services ........................        28          28          32               4             (21)
Maintenance ..........................................        42          44          49               0             (19)
                                                          ------      ------      ------      ----------      ----------
        Total revenues ...............................       100%        100%        100%              4%             (9)%
                                                          ======      ======      ======      ==========      ==========

Operating expenses:
Costs of software product licenses ...................         5%          4%          2%             23%             91%
Costs of consulting, maintenance and other services ..        36          37          35               1              (3)
Software product license sales and marketing .........        23          20          30              20             (37)
Product development ..................................        15          22          23             (29)            (11)
General and administrative ...........................         9          10           9              --              (7)
Provision for uncollectible accounts .................         2           3           3             (42)             (5)
Amortization of goodwill .............................        --          --           1              --            (100)
Non-recurring (benefit) costs ........................        --          (1)          2            (100)           (182)
Non-cash charge for impairment of capitalized software
   costs .............................................        --          24          --            (100)            100
                                                          ------      ------      ------      ----------      ----------
        Total operating expenses .....................        90         119         104             (21)              4
                                                          ------      ------      ------      ----------      ----------
        Operating profit (loss) ......................        10         (19)         (4)             --            (228)
Other expense, net ...................................        --          (1)         (2)            (71)            (47)
Gain on sale of product line .........................                                 5              --              --
                                                          ------      ------      ------      ----------      ----------
        Profit (loss) before income taxes ............        10         (21)         (2)             --          (1,019)
Income tax benefit (expense) .........................        (1)         (0)         (0)            207           1,367
                                                          ------      ------      ------      ----------      ----------
        Net profit (loss) ............................         9%        (21)%        (2)%            --           1,037%
                                                          ------      ------      ------      ----------      ----------

         REVENUES. Revenues were affected by the sale of the Human Resource product line in February 2001. Fiscal 2001 therefore reflects a mix of full and partial years of product line activity. For comparison purposes, revenues for fiscal 2001 have been adjusted to exclude the Human Resource product line activity. This revenue is referred to as "adjusted revenue". We believe this is a useful way to consider the trend in our reported revenues since the disposal of the HR/Payroll product line did not qualify as a discontinued operation.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

         Comparisons of both adjusted revenue and total revenue follow below (in thousands):


                                                                                          ADJUSTMENT TO
                                                                                             EXCLUDE
                                                                            ESTIMATED       ESTIMATED        ACTUAL
                                                                          ADJUSTED (NON     HR/PAYROLL      REVENUES
                                                 ACTUAL REVENUES          GAAP) REVENUES     REVENUES      FISCAL YEAR
                                                FISCAL YEAR ENDED         FISCAL YEAR       FISCAL YEAR       ENDED
REVENUE COMPARISON                                   JUNE 30,             ENDED JUNE 30,    YEAR ENDED       JUNE 30,
                                              2003             2002           2001         JUNE 30, 2001       2001
                                           ------------    ------------   --------------   -------------   -----------

Revenues:
Software product licenses .............    $     14,589    $     13,026    $       9,130    $        477   $     9,607
Consulting and other services .........          13,489          13,013           14,922           1,598         16,520
Maintenance ...........................          20,022          20,014           21,717           2,961         24,678
                                           ------------    ------------    -------------    ------------   ------------
        Total revenues ................    $     48,100    $     46,053    $      45,769    $      5,036   $     50,805
                                           ------------    ------------    -------------    ------------   ------------

         Adjustments for the sale of the HR/Payroll product line were not required for actual revenues in fiscal years 2003, and 2002. Adjusted revenues, as defined above, were slightly increased at $46,053,000 in fiscal 2002 from $45,769,000 in fiscal 2001. Adjusted software product license revenues increased by 43% from fiscal 2001 to fiscal 2002. Adjusted consulting revenues decreased 12% from fiscal 2001 to fiscal 2002. Adjusted maintenance revenues from first year and renewed maintenance agreements, both of which are recognized ratably over the maintenance period, decreased 8% from fiscal 2001 to fiscal 2002.


         Total actual revenues increased 4% from $46,053,000 for fiscal 2002 to $48,100,000 fiscal 2003. Actual revenues decreased 9% to $46,053,000, in fiscal 2002 from $50,805,000 in fiscal 2001. Software product license revenues increased 12 % from fiscal 2002 to fiscal 2003, and increased 36% from fiscal 2001 to fiscal 2002. Consulting revenues increased 4% from fiscal 2002 to fiscal 2003, and decreased 20% from fiscal 2001 to fiscal 2002. Maintenance revenues from first year maintenance contracts sold with new license agreements, and renewed maintenance agreements, both of which are recognized ratably over the maintenance period, were flat for fiscal 2003 when compared to fiscal 2002, and decreased 19% from fiscal 2001 to fiscal 2002.

         Software product license revenues in the North American market increased by 78% in fiscal 2003 when compared to fiscal 2002. Software product license revenues in the North American market decreased by 18% in fiscal 2002 over fiscal 2001. We believe that the turnaround in the volume of software sales in North America in fiscal 2003 is due to both a slight improvement in the economic trading conditions in the process manufacturing sector, and increasing benefits arising from our consistently applied marketing efforts during fiscal 2002 and 2003. While not yet significant, sales of the recently introduced iRenaissance CRM (Customer Relationship Management) product also began to contribute to revenues in both Europe and North America. In the European market, our software license sales have grown by 8% in fiscal 2003, over the 74% increase in fiscal 2002 when compared to fiscal 2001. This continued improvement was a result of continuing sales momentum built up in fiscal 2002 and an improvement in software revenues in the United Kingdom brought about as a result of staff changes in that region. In addition, new marketing efforts in Northern Europe resulted in improved sales in that region. European revenues in fiscal 2003 were also enhanced slightly by more favorable foreign exchange rates on average during the year, when compared to fiscal 2002. Software license sales in the Asia/Pacific Rim region decreased by 71% to $841,000 in fiscal 2003 after increasing by 148% to $2,853,000 in fiscal 2002, from $1,150,000 in fiscal 2001. This variability reflects a change in the timing of certain sales through our distributor in Japan. The distributor in Japan continues to perform satisfactorily according to our goals set for them.

         Revenues from consulting and other services (which are recognized as performed) correlate with software product license revenues (which are recognized upon delivery), so that when software product license revenues increase or decrease, future period services revenues generally increase or decrease respectively as a result. In fiscal 2003, consulting and other services revenues increased by 4% over fiscal 2002 revenues. This increase was the net result of a 37% increase in North America and an 18% decrease internationally. The North American services revenues benefited from the steady increase in North American software license revenues over the fiscal year, while the international services revenues were adversely affected by the timing of the increase in software license revenues being predominantly in the last quarter of the fiscal year. This meant that most of the services revenues associated

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


with these fourth quarter license revenues will be earned in fiscal 2004. In fiscal 2002, consulting and other services revenues decreased 20%, from fiscal 2001 results.

         Revenues from first year maintenance contracts and renewable maintenance were unchanged in fiscal 2003 as compared to fiscal 2002. During fiscal years 2002 and 2001, declines in maintenance revenues were experienced due to an excess of the value of maintenance revenue contracts cancelled over the value of new renewable maintenance revenue contracts being added to the maintenance base. During fiscal 2003, the retention of existing renewable maintenance contracts improved. At the same time maintenance revenue accruing from new customers acquired during the prior year increased in proportion to the improvement in software license revenues in the prior fiscal year. In addition, first year maintenance revenues benefited from the increase in software license sales in the current fiscal year. The effect of these trends was to keep maintenance revenues constant in fiscal 2003 as compared to fiscal 2002.

         Our international operations as a percentage of total revenue for fiscal years 2003, 2002 and 2001 was 40%, 45% and 33%, respectively.

         No single customer accounted for more than 10% of revenues during fiscal 2003, 2002 or 2001. Our customers are evenly spread among the industry verticals within the process manufacturing market.

         COSTS OF SOFTWARE PRODUCT LICENSES. Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the mix of third-party products being sold. Costs of software product licenses for fiscal 2003 increased by 23% to $2,295,000 over fiscal 2002, and in fiscal 2002 increased by 91% to $1,870,000 from fiscal 2001. The increase in fiscal 2003 reflects the continued growth of third party content in software license sales. This is an outcome of our strategy to provide a fully rounded suite of products that meet all our customers' needs. The largest contributor to this was sales of IRENAISSANCE CRM (Customer Relationship Management) which is a privately labeled product licensed from a third party. As a percent of software revenue, third party royalties comprised 16% in fiscal 2003, 14% in fiscal 2002, and 10% for fiscal 2001.

         COSTS OF CONSULTING, MAINTENANCE AND OTHER SERVICES. Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. From time to time Ross also uses outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services, net of reimbursable expenses, increased by 1% to $17,193,000 in fiscal 2003 from $17,023,000 in fiscal 2002, and had decreased 3% in fiscal 2002 from $17,595,000 in fiscal 2001. Fiscal 2003 consulting revenues were relatively constant as compared to fiscal 2002, and this resulted in the similar pattern exhibited in the consulting, maintenance and other services costs. The lower levels of expenditure in fiscal 2002 compared to fiscal 2001, reflects the savings in employee costs as a result of the significant headcount reduction in 2001 affecting 2002, and the absence of services and customer support costs relating to the HR/Payroll product line sold in the prior year.

         SOFTWARE PRODUCT LICENSE SALES AND MARKETING EXPENSES. Software product license sales and marketing expenses increased by 20% to $11,384,000 in fiscal 2003, from $9,461,000 in fiscal 2002, and decreased by 37% to $9,461,000 in fiscal 2002 from $15,026,000 in fiscal 2001. The increase in fiscal 2003 was due to higher expenditures on sales and marketing in both North America and Europe, combined with the escalating effect on the European expenditures of the stronger Euro Dollar. The decrease for fiscal 2002 over fiscal 2001, was a result of lower expenditures due to a lower headcount and lower marketing expenditures than in the prior year.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

         PRODUCT DEVELOPMENT EXPENSES. Product development expenditures is a commonly used measure in the software industry to describe the quantum of cost relating to software development excluding the effects of any capitalization of these costs and amortization of capitalized costs. This amount is derived by adjusting the figures shown in the Consolidated Statements of Operations as follows: (in thousands):


                                                                                    FISCAL YEAR ENDED JUNE 30,
                                                                         ---------------------------------------------
                                                                             2003              2002            2001
                                                                         ------------      ------------    -----------

Product development, net of capitalized computer software costs and
   amortized computer software costs ..............................    $      7,230      $     10,241      $     11,496
        Amortization of previously capitalized software development
          costs ...................................................          (4,702)           (7,184)           (7,369)
                                                                       ------------      ------------      ------------
        Expenses, excluding  amortization .........................           2,528             3,057             4,127
        Software development costs capitalized during the year ....           4,239             4,181             6,878
                                                                       ------------      ------------      ------------
Total  expenditures ...............................................    $      6,767      $      7,238      $     11,005
                                                                       ------------      ------------      ------------
Total expenditures as a percent of total revenues .................              14%               16%               22%
                                                                       ============      ============      ============

         Product development expense declined by 29% to $7,230,000 in fiscal 2003, from $10,241,000 in fiscal 2002. After a substantial reduction in the value of capitalized software development costs in fiscal 2002, amortization of previously capitalized software development costs decreased by $2,482,000 in fiscal 2003 as compared to fiscal 2002. This decrease accounted for most of the product development expense decline in fiscal 2003. Product development expense was slightly down in fiscal 2002, as compared to fiscal 2001. Capitalized development costs incurred during fiscal 2003 were at a level consistent with the prior year. In fiscal 2002, capitalized development costs had decreased by 39% to $4,181,000 from $6,878,000 due mainly to the absence in fiscal 2002 of development costs relating to the HR/Payroll product line which was sold in fiscal 2001. As a percentage of total revenues, total development expense decreased slightly to 14% in fiscal 2003 from 16% in fiscal 2002 and 22% in fiscal 2001. Development expense is expected to continue in fiscal 2004 at a level consistent with fiscal 2003.

         During fiscal 2003, product development expenditures were focused on expanding integrated Internet/ERP functionality and accelerating the complete integration with the IRENAISSANCE product suite, of the privately labeled third party products, now part of our offering. Product development expenditures during fiscal 2002 and 2001 were primarily focused on new Internet-enabled modules and continued enhancements to the underlying technology of released products and developing new web enabled products.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were relatively constant in the three fiscal years ending June 30, 2003, 2002 and 2001, at $4,376,000, $4,393,000 and $4,737,000 respectively.
Various cost-saving measures and controls, coupled with improved productivity through the implementation of streamlined systems, have contributed to stability in costs relating to our administrative infrastructure and personnel.

         PROVISION FOR DOUBTFUL ACCOUNTS. In fiscal years 2003, 2002, and 2001, we recorded provisions for doubtful accounts of $831,000, $1,444,000, and $1,514,000, respectively. These provisions represent management's best estimate of the doubtful accounts for each period. The improving trend in the provision for doubtful accounts over the three fiscal years represented, has been made possible by tighter and better controls over accounts receivable collections coupled with better quality sales processes which management believes result in higher quality receivables generally.

         AMORTIZATION OF OTHER ASSETS. Amortization of other assets was zero in fiscal years 2003 and 2002 compared to $691,000 in fiscal 2001. This reflects the change in accounting treatment due to compliance with the new accounting pronouncement, SFAS No. 142, on Goodwill and Other Intangible Assets. See Note
(1) in the Notes to the Consolidated Financial Statements on page F-10.

         Intangible assets are reviewed for impairment in value in accordance with Statement of Financial Accounting Standards No. 142. Our recorded goodwill relates to the acquisition of HiPoint Systems Inc. in fiscal 1999, the acquisition of Bizware, Inc. in fiscal 1998, and the acquisition of our Spanish distributor in fiscal 1997. After application of the principles of FAS142, we believe that the assets are not impaired and are properly stated at their current carrying value.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


         NON-RECURRING ITEMS. The non-recurring gain reflected in fiscal 2002, was a result of the gain of $650,000 arising from the reduction of the reserve previously created in fiscal year 2001 for the closure of the French office.

         At the end of the first quarter of fiscal 2001, we recorded an expense of $790,000 to cover separation costs associated with 125 employees employed in sales, marketing, services, and product development in North America and Europe.

         NON-CASH CAPITALIZED SOFTWARE IMPAIRMENT CHARGE. In the year ended June 30, 2002, an impairment charge of $10,938,000 was incurred. This was as a result of certain events occurring during fiscal 2002, including a change in technology direction, and developments affecting the potential realizability of revenues relating to certain capitalized software assets. This action had no effect on our cash position or cash flows.

         OTHER INCOME AND EXPENSE. Interest income has diminished over the fiscal years 2001 through 2003 due to lower interest rates. Interest expense decreased in fiscal 2003 as compared to fiscal 2002, and 2002 as compared to fiscal 2001, due to improved cash flows from operations and the resultant lower utilization of our revolving credit facilities. Foreign exchange benefit and expense arises on converting foreign currency transactions or short-term balances to local currency throughout the year. Foreign exchange losses in fiscal 2003 were insignificant in fiscal 2003, in comparison to $181,000 in fiscal 2002 which was due to net adverse movements in currency exchange rates during that year.

         INCOME TAXES. Income tax expense consists primarily of alternative minimum tax for federal purposes, state taxes for which state operating losses do not apply, and various foreign taxes which we incurred from time to time. As a result we recorded net income tax expense of $405,000, $132,000, and $9,000 during 2003, 2002, and 2001 respectively. Note 11 to the Consolidated Financial Statements details the differences between our effective income tax rate and the statutory rate.

         At June 30, 2003, we had net operating loss carryforwards of approximately $34,370,000, $25,354,000 and $7,187,000 for federal, state and foreign tax purposes, respectively, which expire between 2005 and 2020.

         In all the years presented, we have reserved in full the deferred tax assets which comprise primarily of net operating loss carryforwards. At which time it is determined that it is more likely than not that they will be utilized, the valuation reserve will be removed.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2003, net cash provided by operating activities increased by $5,033,000 to $10,108,000 in fiscal 2003, from $5,075,000 in fiscal
2002. In fiscal 2002, net cash provided by operating activities decreased by $8,983,000 from $14,058,000 in 2001 to $5,075,000 in 2002. The increase in cash provided by operating activities is mainly due to higher 2003 net income compared to 2002. Accounts receivable increased from 2002 to 2003 but to a lesser magnitude then from 2001 to 2002. This resulted in an increase in cash provided by operating activities of $2,400,000. This increase in accounts receivable is due to increased sales revenue resulting in higher accounts receivable, partially offset by better cash collections. Management attributes the improved collections to better controls over accounts receivable collections and customer quality. Increased cash flow from operations can also be attributed to the increase in accounts payable from 2002 to 2003, which resulted in cash provided from operations compared to cash used in operations in the previous year. This resulted in an increase in cash provided by operating activities of $2,499,000. The increase in accounts payable is mainly due to increased third party software sales in the fourth quarter. During fiscal 2002, an aggregate net increase in non-cash charges for depreciation, amortization, capitalized software cost impairment, and provisions for uncollectible accounts of $9,384,000 was offset by an increase in our net operating loss of $8,582,000. This reflected primarily the non-cash charge in fiscal 2002, of $10,938,000 for software assets impaired which decreased our earnings but did not affect our cash position. In fiscal 2002, an aggregate decrease in the changes in operating assets and liabilities of $9,725,000 was due primarily to the decrease in cash provided from accounts receivable and deferred revenues of $10,632,000, from $6,920,000 in fiscal 2001, to ($3,712,000) in fiscal 2002.

         The net cash used in investing purposes decreased in fiscal 2003 by $792,000 to $4,111,000 from $4,903,000 in fiscal 2002, and decreased by $256,000 in fiscal 2002, from $5,159,000 in the prior year. This represents a stable pattern of investment in capitalized software in fiscal years 2003 and 2002. In fiscal 2001, investment in capitalized software was higher due to continued investment in the HR/Payroll product line for eight months of the year until the product line was sold in February 2001. In fiscal 2003 cash used in investing was partially offset by cash of $850,000 arising from the repayment of a note receivable from a related party.

         Cash flows used in financing activities increased $1,875,000 from net repayments in the prior year of $604,000 to net repayment in fiscal 2003 of $2,479,000. Of this increase, $1,345,000 represented purchases of Ross shares into treasury stock. The repurchase of treasury stock comprised principally of a one time purchase from a former distributor who had acquired the shares pursuant to our purchase from him of Ross Systems Iberica, our

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


Spanish subsidiary. The balance of the increase in cash used in financing activities was an increase in repayments under our credit lines of $612,000 in 2003 as compared to $555,000 in fiscal 2002. We have reduced our use of our credit lines as liquidity has improved. In fiscal 2002 there were no significant capital receipts or repayments. In fiscal 2001, net repayments of capital leases and long term debt were $1,723,000, and we received $2,000,000 in a preferred stock issuance. We financed our continuing operations during fiscal 2003 through cash generated from operations and available credit facilities. We expect to fund our activities through fiscal 2004 with positive cashflows generated from continuing operations.

         At June 30, 2003, we had $8,628,000 of cash and cash equivalents. During the first quarter of fiscal 2003, we secured a new revolving credit facility with an asset-based lender which replaced the facility expiring in September 2002. This facility, with a maturity date of September 23, 2004, incorporates a maximum credit line of $5,000,000, and an interest rate of prime plus 2% (approximately 6.75% at September 2, 2003). Borrowings under the credit facility are collateralized by substantially all assets of the Company. At June 30, 2003, we had approximately $2,131,000 outstanding against the $5,000,000 revolving credit facility, and based on the eligible accounts receivable at June 30, 2003, our cash plus our remaining borrowing capacity under the revolving credit facility totaled approximately $9,091,000. This represents an increase in total availability of cash at June 30, 2003 of $3,558,000 from June 30, 2002.

         On June 29, 2001, we issued convertible preferred stock to a qualified investor in a private placement transaction. In summary, the investor purchased 500,000 preferred shares at $4.00 per share yielding $2,000,000 for Ross. The shares are convertible, one for one at a price of $4.00 each, after June 29, 2002, and must be converted by June 29, 2006. The shares pay dividends at the rate of 7.5%.

         We have no off balance sheet financial arrangements.

         We have certain fixed, monthly, payment commitments for leased facilities and equipment. The facility leases and equipment operating leases expire at various dates through fiscal 2016. Certain leases include renewal options and rental escalation clauses to reflect changes in price indices, real estate taxes, and maintenance costs.


FUNDING OBLIGATIONS


         As of June 30, 2003, our contractual commitments and obligations that require funding from operations in fiscal 2004 and subsequent years were as follows (in thousands):

                                            TOTAL PAYMENTS   LESS THAN                             MORE THAN 5
                                                 DUE          1 YEAR      1-3 YEARS    3-5 YEARS      YEARS
                                            --------------   ---------    ---------    ---------   -----------
Operating leases .......................        $5,256        $1,384        $1,450        $592        $1,830
Unconditional purchase obligations .....            --            --            --          --            --
Debt repayment obligations .............            --            --            --          --            --
                                                ------        ------        ------        ----        ------
Total future minimum cash payment
   obligations .........................        $5,256        $1,384        $1,450        $592        $1,830
                                                ======        ------        ------        ----        ------

         Operating lease payments included in the above table decline significantly in fiscal 2005 since our real estate lease for our Atlanta office expires in April 2004. We expect to reduce our rent, either by negotiation with our current landlord, or by relocation within the Atlanta area. We anticipate that our new lease will involve base rentals of $325,000 to $440,000 per year which are not reflected in the above table above since we have yet not entered into the new lease agreement.


         Certain executive employees have employment contracts containing terms which upon termination would oblige us to make severance payments varying from three months to three years of annual salary.


         In addition to the amounts shown in the above table, we have various agreements to purchase services, none of which are material.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


RELATED PARTY TRANSACTIONS

         In July 2002, we transferred the assets and liabilities of our subsidiary Ross Systems Auckland Limited to Kauri Business Systems Limited (Kauri), a startup company in which we retained a 20% interest. The balance of the ownership of Kauri consists of former employees of Ross Systems Auckland Limited. We wrote off all remaining net book value as well as the residual 20% interest as we deemed its value to be minimal at the translation date. The new company, based in New Zealand, provided product development and subcontracted consulting services to us, while also managing and supporting Ross customers as our Distributor for the Australian region. During the 11 months ended June 30, 2003, Kauri provided services to us to the value of approximately $405,000. For the same period, we billed Kauri approximately $82,000 for royalties owed on services and maintenance revenues earned.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123 ("Statement 148"). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002. This Interim Report complies with the requirements of Statement 148. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of Statement 148 did not have a material impact on our consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of June 30, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("Statement 149"). This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. We do not have any derivative instruments or hedging activities. The application of Statement 149 did not have a material impact on our financial statements.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("Statement 150"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 requires that certain mandatorily redeemable financial instruments issued in the form of shares are to be classified as liabilities rather than equity. We have no outstanding financial instruments that fall into the

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


definitions covered by this Statement. The application of Statement 150 did not have a material impact on our financial statements.

RISK FACTORS

         The risks described below are not the only ones that we face. Additional risks and uncertainties not presently known to us may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by, and the trading price of our common stock could decline due to any of these risks. You should also refer to the other information included in this annual report on Form 10-K and the other information, our financial statements and the related notes included or incorporated by reference into this annual report on Form 10-K.

         PROPOSED MERGER: We have announced plans to enter into a merger as discussed within the subsequent event footnote of the financial statements attached to this annual report on Form 10-K. On September 4, we announced our recommendation to our shareholders that they vote in favor of a plan of merger between Ross and the Software division of chinadotcom Corporation. Preparations for the merger will be a material expense, will consume much of executive management's time and may result in potential customers deferring purchasing decisions until they understand the form of and reasons for the merger. The combined effect of these actions could have an adverse effect on our business model and results of financial operations if the merger is not consummated.

         LICENSE REVENUES: Our software product license revenues can fluctuate depending upon such factors as overall trends in the United States and International economies, new product introductions, as well as customer buying patterns. Because we typically ship software products within a short period after orders are received, and therefore maintain a relatively small backlog, any weakening in customer demand could have an almost immediate adverse impact on revenues and operating results. Moreover, a substantial portion of the revenues for each quarter is attributable to a limited number of sales and tends to be realized in the latter part of the quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause substantial fluctuations in quarterly revenues and operating results. Finally, certain agreements signed during a quarter may not meet our revenue recognition criteria resulting in deferral of such revenue to future periods. Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are relatively fixed, a small variation in the timing of the recognition of specific revenues can cause significant variation in operating results from quarter to quarter.

         ECONOMIC SLOWDOWN: Our business may be adversely impacted by the worldwide economic slowdown and related uncertainties. Weak economic conditions worldwide have contributed to the current technology industry slow-down. This may impact our business resulting in reduced demand and increased price competition, which may result in higher overhead costs, as a percentage of revenues. Additionally, this uncertainty may make it difficult for our customers to forecast future business activities. This could create challenges to our ability to profitably grow our business. If the economic or market conditions further deteriorate, this could have a material adverse impact on the results of operations and cash flow.

         COMPETITION: We may face increased competition and our financial performance and future growth depend upon sustaining a leadership position in our product functionality. Competitive challenges faced by Ross are likely to arise from a number of factors, including: industry volatility resulting from rapid development and maturation of technologies; industry consolidation and increasing price competition in the face of worsening economic conditions. Although there are fewer competitors in our target markets than previously, failure to compete successfully against those remaining could harm our business operating results and financial condition.

         STOCK PRICE: Our stock price, like that of other technology companies, is subject to volatility because of factors such as announcement of new products, services or technological innovations by us or by our competitors, quarterly variations in our operating results, and speculation in the press or investment community. In addition our stock price is affected by general economic and market conditions and may be negatively affected by unfavorable global economic conditions.

         INTELLECTUAL PROPERTY: Our business may suffer if it cannot protect our intellectual property. We generally rely upon copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain proprietary rights in our technology and products. However, there can be no assurance that any of our proprietary rights will not be challenged, invalidated or circumvented. In addition, the laws of certain countries do not protect proprietary rights to the same extent as do the laws of the United States. Therefore, there can be no assurance that we will be able to adequately protect our proprietary technology against unauthorized third-

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


party copying or use, which could adversely affect our competitive position. Further, there can be no assurance that we will be able to obtain licenses to any technology that may be required to conduct our business or that, if obtainable, such technology could be licensed at a reasonable cost.

         KEY PERSONNEL: Our success depends upon retaining and recruiting highly qualified employees and management personnel. However, severe challenges may be faced in attracting and retaining such employees. Although staff turnover is historically low, if our ability to maintain a stable workforce is significantly handicapped, our ability to compete may be adversely affected.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         FOREIGN EXCHANGE: We have a worldwide presence and as such maintain offices and derive revenues from sources overseas. For fiscal 2003, international revenue as a percentage of total revenue was approximately 40%. Our international business is subject to typical risks of an international business, including, but not limited to: differing economic conditions, changes in political climates, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on Ross in fiscal 2003 was not material.

         INTEREST RATES: Our exposure to interest rates relates primarily to our cash equivalents and certain debt obligations. The Company invests in financial instruments with original maturities of three months or less. Any interest earned on these investments is recorded as interest income on our statement of operations. Because of the short maturity of our investments, a near-term change in interest rates would not materially affect our financial position, results of operations, or cash flows. Certain of our debt obligations include a variable rate of interest. We did not engage in any derivative/hedging transactions in fiscal 2003.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated by reference herein from Part IV Item 14(a) (1) and (2) of this Form 10-K Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As previously reported, in July 2002, the Company dismissed Arthur Andersen, LLP and engaged BDO Seidman LLP as its independent public accountants.

ITEM 9A.  CONTROLS AND PROCEDURES

         As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls during the period covered by this annual report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

         Disclosure controls and procedures are controls and other procedures of Ross designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act are accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003 (the Proxy Statement), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

The following additional information pertains to executive officers of Ross. There are no family relationships between any director or executive officer and any other director or executive officer. Executive officers serve at the discretion of the Board of Directors.


         EXECUTIVE OFFICERS OF ROSS SYSTEMS

                 NAME                       AGE                        POSITION
                 ----                       ---                        --------
J. Patrick Tinley......................     55      Chairman  and CEO, and Director

Robert B. Webster......................     55      Executive Vice President Operations and
                                                    Secretary
Verome M. Johnston.....................     38      Vice President and Chief Financial Officer

Eric W. Musser.........................     38      Vice President and Chief Technology Officer

Rick Marquardt.........................     50      Senior Vice President Marketing and Sales

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

         Mr. Webster, Executive Vice President Operations is also Secretary and a director of the Company. Mr. Webster joined the Company in June 1998 as its CFO and was promoted to his current role in December 2000 and later elected director in August 2001. Mr. Webster is responsible for the consulting services function as well as the administrative, legal, human resource and financial operations of the company worldwide. Mr. Webster holds a BS degree in Accounting and Computer Science, as well as an MBA specialized in Information Systems from St. Peter's College. Mr. Webster is a Certified Public Accountant in the State of Georgia and a member of the AICPA. Mr. Webster, prior to joining the Company served in a progression of more senior financial and general management positions with both Unisys Corporation and Wang Laboratories, Inc. over a twenty year period.

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


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

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this Item is incorporated by reference to the Proxy Statement.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this Report:

         1. Consolidated Financial Statements. The following Consolidated Financial Statements of Ross Systems, Inc. are filed as part of this report:

                                                                                                                  PAGE
                                                                                                                  ----
Report of BDO Seidman , LLP, Independent Certified Public Accountants..........................................    F-1
Fiscal 2001, and 2000 Report of Arthur Andersen LLP, Independent Public Accountants............................    F-2
Consolidated Balance Sheets at June 30, 2003 and 2002..........................................................    F-3
Consolidated Statements of Operations--Years Ended June 30, 2003, 2002, and 2001...............................    F-4
Consolidated Statements of Cash Flows--Years Ended June 30, 2003, 2002, and 2001...............................    F-5
Consolidated Statements of Shareholders' Equity--Years Ended June 30, 2003, 2002, and 2001.....................    F-6
Notes to Consolidated Financial Statements.....................................................................    F-7

         2. Financial Statement Schedule. The following financial statement schedule of Ross Systems, Inc. for the Years Ended June 30, 2003, 2002, and 2001 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Ross Systems, Inc.

SCHEDULE                                                                                                          PAGE
--------                                                                                                          ----
II     Valuation and Qualifying Accounts........................................................................   S-1

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

         (b) Reports on Form 8-K.

         None

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 22nd day of September, 2003.

                       ROSS SYSTEMS, INC.


                       By:               /s/ J. Patrick Tinley
                            ----------------------------------------------
                                          J. Patrick Tinley
                                             Chairman and
                                        Chief Executive Officer


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

           SIGNATURE                                      TITLE                                     DATE
           ---------                                      -----                                     ----
     /s/ J. Patrick Tinley               Chairman and Chief Executive Officer                  September 22, 2003
------------------------------------        (Principal Executive Officer)
       J. Patrick Tinley

     /s/ Robert B. Webster               Executive Vice President Operations, Company          September 22, 2003
------------------------------------        Secretary and Director
       Robert B. Webster

     /s/ Verome M. Johnston              Vice President and Chief Financial Officer            September 22, 2003
------------------------------------        (Principal Financial and Accounting
       Verome M. Johnston                   Officer)

   /s/ J. William Goodhew III            Director                                              September 22, 2003
------------------------------------
     J. William Goodhew III

     /s/ Frank M. Dickerson              Director                                              September 22, 2003
------------------------------------
       Frank M. Dickerson

       /s/ Bruce J. Ryan                 Director                                              September 22, 2003
------------------------------------
         Bruce J. Ryan

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


                               ROSS SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 2003
                               ROSS SYSTEMS, INC.
                                INDEX TO EXHIBITS

   EXHIBIT NO.                            DESCRIPTION
   -----------                            -----------
         2.1      Asset Sale Agreement between Registrant and Now Solutions LLC dated March 5, 2001 (1)
         3.1      Certificate of Incorporation of the Registrant, as amended (2)
         3.2      Bylaws of the Registrant, as amended (2)
         3.3      Amendment to the Certificate of Incorporation of the
                  Registrant, dated April 26, 2001, for the 1 for 10 Reverse
                  Stock Split.(3)
         4.1      Certificate of Designation of Rights, Preferences and
                  Privileges of Series B Preferred Stock of the Registrant (4)
         4.2      Form of the subordinated debenture agreement due February 6,
                  2003 issued by the Registrant to each investor (6)
         4.3      Registration Rights Agreement between the Registrant and each
                  Investor (6)
         10.1     Preferred Share Rights Agreement, dated September 4, 1999
                  between the Registrant and Registrar and Transfer Company (5)
         10.2     Employment Agreement dated January 7, 1999, modified March 24,
                  2003, between Mr. Patrick Tinley and the Registrant (8)
         10.3     Employment Agreement dated September 13, 1999, modified March
                  24, 2003, between Mr. Robert B. Webster and the Registrant (8)
         10.4     Convertible Preferred Stock Purchase Agreement dated June 29,
                  2001 between Registrant and Benjamin W. Griffith, III (7)
         10.5     Loan and Security Agreement dated September 24, 2002 between
                  Registrant and Silicon Valley Bank (3)

         21.1     Listing of Subsidiaries of Registrant
         23.1     Consent of BDO Seidman, LLP
         24.1     Power of Attorney (included on signature page)
         31.1     Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002
         31.2     Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002
         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  1350, as adopted pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002
         32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  1350, as adopted pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002

                                ---------------

(1) Incorporated by reference to the exhibit filed with the Registrant's current Report on Form 8-K/A filed May 15, 2001.

(2) Incorporated by reference to the exhibit filed with the Registrant's current Report on Form 8-K filed July 24, 1998.

(3) Incorporated by reference to the exhibit filed with the Registrant's current Report on Form 10K/A filed October 2, 2002.

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

(8) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed May 14, 2003.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Ross Systems, Inc.

We have audited the accompanying consolidated balance sheets of Ross Systems, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. We have also audited the financial statement schedule for the years ended June 30, 2003 and 2002, listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The Company's consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2001, prior to the adjustments discussed in the summary of significant accounting policies, were audited by auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and schedule in their report dated August 17, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ross Systems, Inc. and subsidiaries as of June 30, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2003 and 2002 schedules present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, during the year ended June 30, 2002 the company changed the manner in which it records reimbursement of out-of-pocket expenses upon the adoption of the accounting standards in of Emerging Issues Task Force Issue 01-14.

As discussed in Note 1, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting standards in Statement of Financial Accounting Standards No. 142 on July 1, 2001.

As discussed above, the financial statements of Ross Systems Inc. and subsidiaries as of June 30, 2001, and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated to reflect the adoption of Emerging Issues Task Force Issue 01-14 and revised to include the transitional disclosures required by SFAS No. 142. We audited the adjustments described in
Note 1 that were applied to restate the 2001 financial statements to reflect the adoption of Emerging Issues Task Force Issue 01-14. We also audited the adjustments reflected in the transitional disclosures required by SFAS No. 142. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of the company, other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.




                              /s/ BDO Seidman, LLP


Atlanta, Georgia
August 20, 2003 (Except for Note 9 as to which the date is September 4, 2003)

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP AND IT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO ITS INCORPORATION BY REFERENCE INTO ROSS SYSTEMS INC.'S PREVIOUSLY FILED REGISTRATION STATEMENTS FILE NOS: 333-65660, 333-39348, 33-42036, 33-48226, 33-56584, 33-72168, 33-89128, 333-36745, 333-44665,
333-71005, 33-89504, 333-19619, 333-06053, 333-44363, 333-47877, 333-58639, AND
333-65065. THEREFORE, AN INVESTOR'S ABILITY TO RECOVER ANY POTENTIAL DAMAGE MAY BE LIMITED.

                REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS


         To Ross Systems, Inc.:


         We have audited the accompanying consolidated balance sheets of ROSS SYSTEMS, INC. (a Delaware corporation) AND SUBSIDIARIES as of June 30, 2001 and 2000* and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


         ARTHUR ANDERSEN LLP



         Atlanta, Georgia
         August 17, 2001

* The 2000 and 2001 Consolidated Balance Sheet and the 1999 and 2000 Consolidated Statement of Operations, Shareholders Equity, and Cash Flows are not required to be present in the 2003 Annual Report.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                JUNE 30,
                                                                                                       -------------------------
                                                                                                         2003             2002
                                                                                                       --------         --------
              ASSETS
Current assets:
   Cash and cash equivalents ..................................................................        $  8,628         $  5,438
   Accounts receivable, less allowance for doubtful accounts
      of  $1,532 and $3,379, at 2003, and 2002 respectively ...................................          12,880           12,319
   Prepaid and other current assets ...........................................................             731              532
   Note receivable from related party .........................................................              --              850
                                                                                                       --------         --------
      Total current assets ....................................................................          22,239           19,139
Property and equipment, net ...................................................................           1,406            1,450
Computer software costs, net ..................................................................          13,573           14,036
Other assets ..................................................................................           2,993            2,993
                                                                                                       --------         --------
      Total assets ............................................................................        $ 40,211         $ 37,618
                                                                                                       ========         ========

      LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
   Short term debt ............................................................................        $  2,800         $  3,967
   Accounts payable ...........................................................................           2,978            2,682
   Accrued expenses ...........................................................................           4,940            4,476
   Income taxes payable .......................................................................             261               15
   Deferred revenues ..........................................................................          12,203           12,535
                                                                                                       --------         --------
      Total liabilities .......................................................................          23,182           23,675
                                                                                                       --------         --------
Commitments and Contingencies

Shareholders' equity:

   Convertible Preferred stock, no par value 5,000,000 shares authorized; 500,000 shares
      issued and outstanding ..................................................................           2,000            2,000

   Common stock, $0.001 par value; 15,000,000 shares authorized; 2,815,603 and
      2,625,378 shares issued and outstanding .................................................              28               26

   Additional paid-in capital .................................................................          87,189           86,983
   Accumulated deficit ........................................................................         (69,094)         (73,300)
   Accumulated other comprehensive deficit ....................................................          (1,749)          (1,766)
   Treasury stock at cost, 158,977 shares .....................................................          (1,345)              --
                                                                                                       --------         --------
      Total shareholders' equity ..............................................................          17,029           13,943
                                                                                                       --------         --------
Total liabilities and shareholders' equity ....................................................        $ 40,211         $ 37,618
                                                                                                       ========         ========

           See accompanying Notes to Consolidated Financial Statements

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                         YEARS ENDED JUNE 30,
                                                                                                  --------------------------------
                                                                                                    2003        2002        2001
                                                                                                  --------    --------    --------
Revenues:
   Software product licenses ..................................................................   $ 14,589    $ 13,026    $  9,607
   Consulting and other services ..............................................................     13,489      13,013      16,520
   Maintenance ................................................................................     20,022      20,014      24,678
                                                                                                  --------    --------    --------
      Total revenues ..........................................................................     48,100      46,053      50,805
                                                                                                  --------    --------    --------
Operating expenses:
   Costs of software product licenses .........................................................      2,295       1,870         980
   Costs of consulting, maintenance and other services (inclusive of reimbursable expenses of
      $1,180, $834, and $1,307 for 2003, 2002, and 2001, respectively, and exclusive of non
      recurring expense of $353 for 2001) .....................................................     17,193      17,023      17,595
   Software product license sales and marketing (exclusive of non recurring expense of $136
      for 2001) ...............................................................................     11,384       9,461      15,026
   Product development, net of capitalized computer software costs and amortized computer
      software costs (exclusive of non recurring expense of $301 for 2001) ....................      7,230      10,241      11,496
   General and administrative .................................................................      4,376       4,393       4,737
   Provision for uncollectible accounts .......................................................        831       1,444       1,514
   Amortization of goodwill ...................................................................         --          --         691
   Non-recurring costs (benefit) ..............................................................         --        (650)        790
   Non-cash charge for impairment of capitalized software costs ...............................         --      10,938          --
                                                                                                  --------    --------    --------
      Total operating expenses ................................................................     43,309      54,720      52,829
                                                                                                  --------    --------    --------
      Operating profit (loss) .................................................................      4,791      (8,667)     (2,024)
Other income (expense):
   Gain on sale of product line ...............................................................         --          --       2,372
   Other financial, net .......................................................................       (180)       (625)     (1,181)
                                                                                                  --------    --------    --------
      Net income (loss) before income taxes ...................................................      4,611      (9,292)       (833)
   Income tax expense .........................................................................        405         132           9
                                                                                                  --------    --------    --------
Net income (loss) .............................................................................      4,206      (9,424)       (842)
   Preferred stock dividends ..................................................................       (150)       (150)         --
                                                                                                  --------    --------    --------
      Net income (loss) available to common shareholders ......................................   $  4,056    $ (9,574)   $   (842)
                                                                                                  ========    ========    ========
Net income (loss) per common share--basic .....................................................   $   1.54    $  (3.65)   $  (0.33)
                                                                                                  ========    ========    ========
Net income (loss) per common share--diluted ...................................................   $   1.28    $  (3.65)   $  (0.33)
                                                                                                  ========    ========    ========
Shares used in per share computation--basic ...................................................      2,641       2,625       2,566
                                                                                                  ========    ========    ========
Shares used in per share computation--diluted .................................................      3,296       2,625       2,566
                                                                                                  ========    ========    ========

           See accompanying Notes to Consolidated Financial Statements

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               YEARS ENDED JUNE 30,
                                                                                          --------------------------------
                                                                                            2003        2002       2001
                                                                                          --------    --------    --------
Cash flows from operating activities:
   Net income (loss) ..................................................................   $  4,206    $ (9,424)   $   (842)
   Adjustments to reconcile net loss to cash provided by operating activities:
      Non cash financing costs ........................................................         --          --          60
      Non-cash stock compensation costs ...............................................        175          --          --
      Impairment of capitalized software costs ........................................         --      10,938          --
      Depreciation and amortization of property and equipment .........................        766         984       1,592
      Amortization of computer software costs .........................................      4,702       7,184       7,369
      Amortization of goodwill ........................................................         --          --         691
      Provision for uncollectible accounts ............................................        831       1,444       1,514
      Changes in operating assets and liabilities, net of sale of product line:
        Accounts receivable ...........................................................     (1,246)     (3,646)      9,911
        Prepaid and other current assets ..............................................       (121)        575        (149)
        Income taxes recoverable/payable ..............................................        271         185          92
        Accounts payable ..............................................................        281      (2,218)     (2,178)
        Accrued expenses ..............................................................        489        (881)     (1,011)
        Deferred revenues .............................................................       (246)        (66)     (2,991)
                                                                                          --------    --------    --------
           Cash provided by operating activities ......................................     10,108       5,075      14,058
                                                                                          --------    --------    --------
Cash flows from investing activities:
   Purchases of property and equipment, net ...........................................       (722)       (740)       (277)
   Computer software costs capitalized ................................................     (4,239)     (4,307)     (6,878)
   Note receivable from related party .................................................        850          --          --
   Sale of product line, net of assets disposed .......................................         --          --       1,567
   Other ..............................................................................         --         144         429
                                                                                          --------    --------    --------
           Cash used in investing activities ..........................................     (4,111)     (4,903)     (5,159)
                                                                                          --------    --------    --------
Cash flows from financing activities:
   Net cash paid on line of credit activity ...........................................     (1,167)       (555)     (5,353)
   Debt and capital lease payments ....................................................         --          --      (1,723)
   Repurchase of treasury stock .......................................................     (1,345)         --          --
   Proceeds from issuance of preferred stock ..........................................         --          --       2,000
   Proceeds from issuance of common stock .............................................        183         101          17
   Preference dividend paid ...........................................................       (150)       (150)         --
                                                                                          --------    --------    --------
           Cash used in financing activities ..........................................     (2,479)       (604)     (5,059)
                                                                                          --------    --------    --------
Effect of exchange rate changes on cash ...............................................       (328)        154        (134)
                                                                                          --------    --------    --------
Net increase (decrease) in cash and cash equivalents ..................................      3,190        (278)      3,706
                                                                                          --------    --------    --------
Cash and cash equivalents at beginning of fiscal year .................................      5,438       5,716       2,010
                                                                                          --------    --------    --------
Cash and cash equivalents at end of fiscal year .......................................   $  8,628    $  5,438    $  5,716
                                                                                          ========    ========    ========


           See accompanying Notes to Consolidated Financial Statements

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                  Accum-
                                                                                                  ulated
                                  Preferred                                                       Other     Total
                                    Stock       Common Stock   Treasury Stock           Accum-    Compre-   Share-   Comprehen-
                                --------------  -------------  --------------- Paid in  ulated    hensive  holders'     sive
                                Shares  Amount  Shares Amount  Shares  Amount  Capital  Deficit   Deficit   Equity      Loss
                                ------  ------  ------ ------  ------  ------- -------- --------  -------  --------  ----------
Balances as of June 30, 2000...     --  $   --   2,380 $   24      --  $    -- $ 85,780 $(63,034) $(1,880) $ 20,890
                                ------  ------  ------ ------  ------  ------- -------- --------  -------  --------  ----------
Conversion of debentures.......                    173      2                     1,175                       1,177
Issuance of stock pursuant
   to employee stock
   purchase plan...............                     13                               17                          17
Effect of foreign currency
   translation.................                                                                      (198)     (198) $     (198)
Issuance of preference
   shares......................    500   2,000                                                                2,000
Issuance of warrants
   pursuant to cost of
   financing...................                                                      60                          60
Net loss.......................                                                             (842)              (842)       (842)
                                                                                                                     ----------
Comprehensive Loss.............                                                                                          (1,040)
                                                                                                                     ==========
                                ------  ------  ------ ------  ------  ------- -------- --------  -------  --------
Balances as of June 30, 2001...    500   2,000   2,566     26      --       --  87,032   (63,876)  (2,078)   23,104
                                ======  ======  ====== ======  ======  ======= ======== ========  =======  ========

Issuance of stock pursuant
   to employee stock purchase
   and option plans............                     59                              101                         101
Effect of foreign currency
   translation.................                                                                       312       312         312
Net loss.......................                                                           (9,424)            (9,424)     (9,424)
Dividends on preferred stock                                                       (150)                       (150)
                                                                                                                     ----------
Comprehensive Loss.............                                                                                          (9,112)
                                                                                                                     ==========
                                ------  ------  ------ ------  ------  -------  ------- --------  -------  --------
Balances as of June 30, 2002...    500   2,000   2,625     26      --       --   86,983  (73,300)  (1,766)   13,943
                                ======  ======  ====== ======  ======  =======  ======= ========  =======  ========
Issuance of stock pursuant
   to employee stock purchase
   and option plans............                     71      1                       357                         358
Issuance of stock in
   fulfillment of 1996
   acquisition of Spanish
   subsidiary..................                    120      1                        (1)
Repurchase of treasury stock...                                  (159)  (1,345)                              (1,345)
Effect of foreign currency
   translation.................                                                                        17        17          17
Net profit (loss)..............                                                            4,206              4,206       4,206
Dividends on preferred stock                                                       (150)                       (150)
                                                                                                                     ----------
Comprehensive Income...........                                                                                      $    4,223
                                                                                                                     ==========
                                ------  ------  ------ ------  ------  -------  ------- --------  -------  --------
Balances as of June 30, 2003...    500  $2,000   2,816 $   28    (159) $(1,345) $87,189 $(69,094) $(1,749) $ 17,029
                                ======  ======  ====== ======  ======  =======  ======= ========  =======  ========


           See accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business of the Company

                  Ross Systems, Inc. (NASDAQ: ROSS) delivers innovative software solutions that help manufacturers worldwide fulfill their business growth objectives through increased operational efficiencies, improved profitability, strengthened customer relationships and streamlined regulatory compliance. Focused on the food and beverage, life sciences, chemicals, metals and natural products industries and implemented by over 1,000 customer companies worldwide, the company's family of Internet-architected solutions is a comprehensive, modular suite that spans the enterprise, from manufacturing, financials and supply chain management to customer relationship management, performance management and regulatory compliance.

                  Publicly traded on the NASDAQ since 1991, Ross's global headquarters are based in the U.S. in Atlanta, Georgia, with sales and support operations around the world.

                  The Company operates in one business segment and no individual customer accounts for more than 10% of total revenues. The Company does not have a concentration of credit risk in any one industry. Approximately 60% of the Company's revenues are derived from the North American market.

         Basis of Presentation

                  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

         Stock Based Compensation.

                  The company measures compensation cost for its stock incentive and option plans using the intrinsic value-based method of accounting.

                  Had the company used the fair value-based method of accounting to measure compensation expense for its stock incentive and option plans and charged compensation cost against income over the vesting periods, based on the fair value of options at the date of grant, net income and the related basic and diluted per common share amounts for the twelve months ended June 30, 2003, 2002, and 2001, would have been reduced to the following pro forma amounts:

         (In thousands, except per share data)

                                                                               FISCAL YEAR ENDED JUNE 30,
                                                                        ---------------------------------------
                                                                           2003          2002           2001
                                                                        ---------      ---------      ---------
         Net income (loss) available to common shareholders:
           As reported ............................................     $   4,056      $  (9,574)      $   (842)
             Add: Stock-based compensation expense included in
             reported net income, net of tax ......................           175             --             --
             Deduct: Total stock-based employee compensation
            expense under fair value-based method, net of tax .....          (699)          (406)          (460)
                                                                        ---------      ---------      ---------
           Pro forma net income (loss) available to common
            shareholders ..........................................     $   3,532      $  (9,980)     $  (1,302)
                                                                        ---------      ---------      ---------
         Basic net earnings per share:
           As reported ............................................     $    1.54      $   (3.65)     $   (0.33)
           Pro forma ..............................................          1.34          (3.80)         (0.51)
         Diluted net earnings per share:
           As reported ............................................          1.28          (3.65)         (0.33)
           Pro forma ..............................................          1.07          (3.80)         (0.51)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  The following weighted average assumptions for the Company's Stock Option Plan were used to determine the pro forma amounts noted above:

                                                                                         YEAR ENDED JUNE 30,
                                                                                    ------------------------------
                                                                                     2003       2002        2001
                                                                                    -------    -------     -------
          Expected life....................................................            5          5            5
          Expected volatility..............................................          48.6%      80.4%       121.6%
          Risk-free interest rate..........................................           3.9%       5.0%         5.3%
          Expected dividend yield..........................................          None       None         None

         Revenue Recognition.

                  In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," the Company recognizes revenues from licenses of computer software "up-front" provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. Where the Company has future obligations, if such obligations are insignificant, related costs are accrued immediately. When the obligations are significant, the software product license revenues are deferred. Future contractual obligations can include software customization, requirements to provide additional products in the future and porting products to new platforms. Contracts which require significant software customization are accounted for on the percentage-of-completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

                  The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenues recognized from multiple-element software license contracts are allocated to each element of the contracts based on the fair values of the elements, such as licenses for software products, maintenance, or professional services. The determination of fair value is based on objective evidence which is specific to the Company. The Company limits its assessment of objective evidence for each element to either the price charged when the same element is sold separately, or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

                  Service revenues generated from professional consulting and training services are recognized as the services are performed. Maintenance revenues, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally 12 months.

         Computer Software Costs.

                  The Company capitalizes computer software product development costs incurred in developing a product once technological feasibility has been established and until the product is available for general release to customers. Technological feasibility is established when the Company either (1) completes a detail program design that encompasses product function, feature and technical requirements and is ready for coding and confirms that the product design is complete, that the necessary skills, hardware and software technology are available to produce the product, that the completeness of the detail program design is consistent with the product design by documenting and tracing the detail program design to the product specifications, and that the detail program design has been reviewed for high-risk development issues and any related uncertainties have been resolved through coding and testing or (2) completes a product design and working model of the software product, and the completeness of the working model and its consistency with the product design have been confirmed by testing. The Company evaluates realizability of the capitalized amounts based on expected revenues from the product over the remaining product life. Where future revenue streams are not expected to cover remaining amounts to be amortized, the Company either accelerates amortization or expenses remaining capitalized amounts. Amortization of such costs is computed as the greater of (1) the ratio of current revenues to expected revenues from the related product sales or (2) a straight-line basis over the expected economic life of the product (not to exceed five years). Software costs related to the development of new products incurred prior to establishing technological feasibility or after general release are expensed as incurred.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         As of June 30, 2003 and 2002, capitalized computer software costs approximated $63,945,000 and $61,587,000 respectively, and related accumulated amortization totaled $50,372,000 and $47,551,000 respectively.

         Cash and Cash Equivalents

                  The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.


         Property and Equipment

                  Property and equipment are stated at cost. Depreciation is accumulated using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements and equipment under capital leases are amortized using the straight-line method over the shorter of the terms of the related leases or the respective useful lives of the assets.

         Long-lived Assets

                  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

         Fair Value of Financial Instruments

                  The carrying amounts reported on the balance sheet for accounts receivable, notes receivable, accounts payable and short term debt approximate their fair values.

         Net Earnings (Loss) Per Common Share

                  Basic earnings (loss) per common share is computed by dividing net earnings or net loss by the weighted average number of common shares outstanding during the period. Shares issued or reacquired during the year are weighted for the portion of the year that they were outstanding. Diluted earnings (loss) per common share is computed in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares used in computing diluted earnings per share are shown in the following table. As a result of the net losses incurred in the years ended June 30, 2002, and 2001, the potentially dilutive common shares for these fiscal years were not considered in the calculation as their impact would be antidilutive. Potentially dilutive common shares excluded in 2003, 2002 and 2001 were as follows:

                                                                                      FISCAL YEAR
                                                                                     ENDED JUNE 30,
                                                                                  ---------------------
                                                                                  2003    2002    2001
                                                                                  ----    ----    -----
           Stock options.................................................          347       41       39
           Warrants......................................................           --       47       --
           Convertible Preferred shares..................................           --      500        1
                                                                                  ----     ----    -----
            Total........................................................          347      588       40
                                                                                  ----     ----    -----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  The following is a reconciliation from basic earnings per share to diluted earnings per share for fiscal 2003 (in thousands):

                                                                           EARNINGS
                                                                         AVAILABLE TO
                                                                            COMMON        WEIGHTED AVERAGE     EARNINGS
                                                                         SHAREHOLDERS    SHARES OUTSTANDING    PER SHARE
                                                                         ------------    ------------------    ---------
           Basic...................................................        $ 4,056              2,641            $1.54
           Stock options...........................................                               108
           Warrants................................................                                47
           Convertible Preferred shares............................            150                500
                                                                           -------              -----            -----
           Diluted.................................................        $ 4,206              3,296            $1.28
                                                                           -------              -----            -----

         Goodwill

                  In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The Company elected early adoption and applied the provisions of this statement, effective in the first quarter of fiscal 2002. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Goodwill attributable to each of the Company's reporting units was tested in June 2003 for impairment by comparing the fair value of each of the reporting units with its carrying value. The fair values of these reporting units were determined using a combination of discounted cash flow analysis and market multiples based on historical and projected financial information. It was determined that there was no impairment to goodwill in any period subsequent to the date the Company adopted SFAS 142.

                  Net loss and loss per share for fiscal 2001, adding back goodwill amortization of $691,000 ($0.27 per basic and diluted share) would have been $(151,000), $(0.06) per basic and diluted share. Prior to July 1, 2001, goodwill was being amortized over periods ranging from 7 to 10 years.

         Reimbursable Expenses

                  Prior to January 1, 2002, the Company recorded reimbursement by its customers for out-of-pocket expenses as a decrease to cost of services. The Company's results of operations for the fiscal years June 30, 2001, have been reclassified for comparable purposes in accordance with the Emerging Issues Task Force release 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred." The effect of this reclassification was to increase both services revenues and cost of services by, $1,307,000 for fiscal year 2001.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Advertising Costs

                  The Company generally expenses advertising costs at the time the advertisement is published, or in the case of direct mail, when mailed. Advertising costs for the fiscal years ended June 30, 2003, 2002, and 2001 were approximately $574,000, $437,000, and $607,000 respectively.

         Segment Information

                  SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on these standards the Company has determined that it operates in four geographical segments: Northern Europe, Spain the United Kingdom and North America. During fiscal 2001, the Company divested its French subsidiary and adopted an indirect sales approach in the French market. See further discussion of this matter under "Acquisitions and Divestitures" below.

                  The Company has no customers that represent ten percent or more of annual revenues.

                  For management purposes, the results of the Asian operations are included in the North American results since the costs associated with managing the Asian marketplace are born by the North American entities within the Group. Revenues in the Asian markets comprise less than 5% of total revenues reported for the North American segment. Selected balance sheet and income statement information pertaining to the various significant geographic areas of operation are as follows:

                  As of and for the year ended June 30, 2003 (in thousands):

                                                                                     DEPRECIATION
                                                                     NET INCOME          AND            CAPITAL
                                  GROSS ASSETS       REVENUE           (LOSS)        AMORTIZATION     EXPENDITURES
                                  ------------     ------------     ------------     ------------     ------------
         Northern Europe ....     $      2,987     $      5,000     $        475     $         60     $         68
         Spain ..............            6,220            6,902              615              306              259
         United Kingdom .....            2,569            5,545              387               54               39
         North America ......           28,435           30,653            2,729              346              356
                                  ------------     ------------     ------------     ------------     ------------
         Total ..............     $     40,211     $     48,100     $      4,206     $        766     $        722
                                  ============     ============     ============     ============     ============

                  As of and for the year ended June 30, 2002 (in thousands):

                                                                                     DEPRECIATION
                                                                     NET INCOME          AND            CAPITAL
                                  GROSS ASSETS       REVENUE           (LOSS)        AMORTIZATION     EXPENDITURES
                                  ------------     ------------     ------------     ------------     ------------
         Northern Europe ....     $      2,518     $      5,579     $        676     $         60     $        159
         Spain ..............            4,723            6,431            1,622              247               96
         United Kingdom .....            2,969            5,127              134               62               21
         North America ......           27,408           28,916          (11,856)             615              464
                                  ------------     ------------     ------------     ------------     ------------
         Total ..............     $     37,618     $     46,053     $     (9,424)    $        984     $        740
                                  ============     ============     ============     ============     ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  As of and for the year ended June 30, 2001 (in thousands):

                                                                                     DEPRECIATION
                                                                     NET INCOME          AND            CAPITAL
                                  GROSS ASSETS       REVENUE           (LOSS)        AMORTIZATION     EXPENDITURES
                                  ------------     ------------     ------------     ------------     ------------
         Northern Europe ....     $      1,583     $      4,947     $       (210)    $         80     $         35
         Spain ..............            2,248            4,218              (56)             182               38
         United Kingdom .....            2,985            5,162           (1,014)             126                4
         North America ......           43,646           36,478              438            1,895              200
                                  ------------     ------------     ------------     ------------     ------------
         Total ..............     $     50,462     $     50,805     $       (842)    $      2,283     $        277
                                  ============     ============     ============     ============     ============

         New Accounting Pronouncements

                  In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a significant impact on our financial position or result of operations.

                  In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123 ("Statement 148"). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 during fiscal 2003.

                  In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applied immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of June 30, 2003.

                  In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("Statement 149"). This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The Company does not have any derivative instruments or hedging activities. The application of Statement 149 did not have an impact on our financial statements.

                  In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("Statement 150"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 requires that certain mandatorily redeemable financial instruments issued in the form of shares are to be classified as liabilities rather than equity. The Company has no outstanding financial instruments that fall into the definitions covered by this Statement. The application of Statement 150 did not have a significant impact on our financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Non-recurring items

                  In October of 2000, the Company reorganized its European presence and adopted an indirect sales model in France by terminating its ownership and control of the French subsidiary due to the chronic and sustained losses and negative cash flows suffered by the French subsidiary. At that time, management recorded what they deemed to be adequate reserves related to the possible future costs for the change of presence in France by deferring the gain associated with divesting net liabilities in this liquidating transaction. In the fourth quarter of fiscal 2002, the Company experienced a favorable outcome relating to the French subsidiary liquidation transaction which rendered most of the reserve unnecessary. As a result the Company recorded a non-recurring gain of $650,000 in fiscal year 2002, arising from the reduction of the reserve described above.

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

         Non-cash Impairment of Capitalized Software Cost

                  In the fourth quarter of fiscal 2002, the Company made a major change in technology direction. The Internet-related functionality of the iRenaissance product was re-directed from the "java" based initial development used in the Resynt product line to the Microsoft ".net" technology. A new, formal development relationship with Microsoft was launched to support the requirements of the new technology direction. This strategic re-direction was based on the Company's belief that the .net technology will serve the Company and its customers better in the future, due to fuller market penetration, better standards of compatibility, and superior technical adaptability. The result of this change was that prior development in the former java environment became obsolete. Effective April 1, 2002, the amount of $5,488,000, representing all unamortized software-project balances relating to this, was expensed.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                  The aggregate value of unamortized impaired software expensed in the fourth quarter of fiscal 2002 was $10,938,000. This action will have the effect of reducing software cost amortization in future years. If the Company had not recorded this expense, additional amortization expense of approximately $2,734,000 would be recorded during 2003.

         (2)      ACQUISITIONS AND NOTE RECEIVABLE FROM RELATED PARTY

                  On December 30, 1996, the Company acquired a 100% ownership interest in Ross Systems Iberica, its distributor in Spain and Portugal for the prior five years, in exchange for shares of the Company's common stock valued at approximately $1,400,000. The acquisition was a non-cash stock exchange which was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired business have been included in the Company's results of operations since the date of acquisition. The purchase agreement mandated that the purchase price be guaranteed based on security prices as of a date which had been mutually extended by the parties and coincided with the extension of the maturity to July 8, 2003 of a non-interest bearing, recourse note receivable, owed by the former majority shareholder of Ross Systems Iberica to the Company. The former majority shareholder is currently an employee of the Company. The Company, in its sole discretion, could make up any difference between the value of the shares originally tendered and the guaranteed purchase price of Ross Iberica either by issuing additional shares or by paying cash. The note receivable described herein totaled $850,000 and was satisfied in full during March 2003, in conjunction with the treasury stock transaction discussed below.

                  At the time of acquisition, the seller was issued 10% of the purchase price in unrestricted shares with the remainder of the shares restricted. As of December 31, 2002, the former majority shareholder still held 20,000 restricted shares which were all the restricted shares that were issued to him at the time of acquisition. During January 2003, the Company sought and received a unanimous written consent from its Board of Directors to issue additional shares to the former majority shareholder to satisfy the guaranteed purchase price agreement. On the date of the Board consent, the share price was $9. Accordingly, the Company issued 120,000 additional shares to satisfy the purchase price agreement. Since the guaranteed purchase price was based on security prices and was not based on an earn out factor or any other performance measure, this share issuance resulted only in a change in the number of common shares outstanding.

                  On the same day as the issuance of these additional shares, the Company entered into an agreement with the former majority shareholder that allowed the Company to repurchase the former majority shareholder's shares at $9 per share. During January, 2003, the Company purchased these shares into treasury stock at the agreed upon $9 per share. The Company anticipated that these treasury shares would be issued to satisfy conversions of its outstanding mandatorily convertible preferred shares which must occur prior to or on June 30, 2006. F-14

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (3)      PROPERTY AND EQUIPMENT

                  A summary of property and equipment follows (in thousands):

                                                                         JUNE 30,
                                                                ----------------------
                                                                    (IN THOUSANDS)
                                                                  2003          2002
                                                                --------      --------
         Computer equipment ...............................     $  5,747      $  5,691
         Furniture and fixtures ...........................        1,187         1,143
         Leasehold improvements ...........................          838         1,508
                                                                --------      --------
                                                                   7,772         8,342
         Less accumulated depreciation and amortization....       (6,366)       (6,892)
                                                                --------      --------
                                                                $  1,406      $  1,450
                                                                ========      ========

         (4)      OTHER ASSETS

                  A summary of other assets follows (in thousands):

                                                                        JUNE 30,
                                                                 -----------------------
                                                                     (IN THOUSANDS)
                                                                   2003          2002
                                                                 --------      --------
         Goodwill ..........................................     $  4,414      $  4,414
         Note receivable ...................................          750           750
         Other .............................................           62            62
                                                                 --------      --------
                                                                    5,226         5,226
         Less accumulated amortization .....................       (2,233)       (2,233)
                                                                 --------      --------
                                                                 $  2,993      $  2,993
                                                                 ========      ========


         (5)      ACCRUED EXPENSES

                  A summary of accrued expenses follows (in thousands):

                                                                            JUNE 30,
                                                                     ---------------------
                                                                         (IN THOUSANDS)
                                                                       2003         2002
                                                                     --------     --------
         Accrued vacation, salary and related compensation
           costs ...............................................     $  1,583     $  1,502
         Sales, Use, VAT and GST taxes payable .................        1,334        1,159
         Interest payable ......................................           38           63
         Professional fees .....................................          244          281
         Royalties .............................................          844          806
         Other .................................................          897          665
                                                                     --------     --------
                                                                     $  4,940     $  4,476
                                                                     ========     ========

         (6)      DEBT

                  The Company has a revolving credit facility with an asset-based lender with a maximum credit line for up to $5,000,000, an expiration date of September 23, 2004, and an interest rate equal to the Prime Rate plus 2% (6.25% at June 30, 2003). Borrowings under the credit facility are collateralized by substantially all the assets of the Company. The revolving credit facility may be withdrawn if, amongst other things (a) the Company fails to pay any principal or interest amount due or (b) there is a material impairment of the Company's business which would prevent loan repayment and (c) any of these events are not remedied by the Company within allowable periods. At June 30, 2003, the Company had $2,131,000 outstanding against the $5,000,000 revolving credit facility and at June 30, 2002, approximately $3,370,000 was outstanding under the Company's revolving credit facility.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  The Company maintains other credit facilities in Spain with various expiration dates over a period of twelve months from June 30, 2003. Interest on these facilities ranges from 6% to 8% and the facilities are collateralized by various assets of the Spanish subsidiary. Balances outstanding under these agreements were approximately $669,000 and $597,000 at June 30, 2003 and 2002
         respectively.

         (7)      COMMITMENTS AND CONTINGENCIES

                  The Company leases facilities and certain equipment under operating leases which expire at various dates through fiscal 2016. Certain leases include renewal options and rental escalation clauses to reflect changes in price indices, real estate taxes, and maintenance costs. As of June 30, 2003, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

         FISCAL YEAR
         ----------
         2004.....................................................           1,384
         2005.....................................................             816
         2006.....................................................             634
         2007.....................................................             442
         Thereafter...............................................           1,980
                                                                            ------
         Total future minimum lease payments......................          $5,256
                                                                            ======

                  Rent expense approximated $1,189,000, $1,236,000, and $2,267,000, for fiscal 2003, 2002, and 2001, respectively.

                  The Company is involved in an arbitration proceeding with a former distributor. The arbitration relates to a dispute over minimum royalties due under a distribution agreement. The Company cannot estimate the possible range of loss, if any, that may occur from the proceeding, however the Company does not believe any unfavorable outcome would be materially detrimental to the Company's liquidity.

                  On February 27, 2003, Vertical Computer Systems (Vertical) filed suit against us and other parties in the New York State Supreme Court (Index No: 600644/03) alleging undisclosed liabilities in the purchase of our HR / Payroll product line by their subsidiary, NOW Solutions, LLC during 2001. Vertical seeks to offset their claim against a note payment due to Ross and also seeks other monetary damages. Ross has filed a motion to dismiss Vertical's claims and will otherwise defend the action vigorously.

                  From time to time the Company is involved in legal proceedings incidental to the conduct of its business. The outcomes of these claims cannot be predicted with any certainty. The Company does not believe that the legal matters to which it is party are likely to have a material adverse effect on our results of operation or financial condition.

         (8)      CAPITAL STOCK

         Mandatorily Convertible Preferred Stock and Private Placement

                  In fiscal 1991, the Company authorized a new class of no par value preferred stock consisting of 5,000,000 shares. The Board of Directors is authorized to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the shareholders. All preferred stock was issued with a mandatory conversion feature.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (9)      SUBSEQUENT EVENT

                  In early September 2003, the Company announced that it signed a definitive agreement whereby chinadotcom Software (CDC) will acquire Ross Systems in a merger valued at approximately $67,892,000. Under the terms of the merger agreement, stockholders of Ross Systems will receive $5.00 in cash and $14.00 in CDC stock based on the average value of CDC's shares for the 10 trading days preceding the closing date. For determination of the share conversion ratio, the maximum average value is $10.50 per share and the minimum average value is $8.50 per share. The merger is anticipated to be completed as early December 2003, but in no event later than March 1, 2004. Both companies are listed on NASDAQ.


         (10)     EMPLOYEE STOCK PLANS

         (a)      Stock Option Plan

                  The Company has reserved 210,000 shares of common stock for issuance under its 1988 Incentive Stock Plan and 810,000 shares of common stock for issuance under its 1998 Incentive Stock Plan (collectively the "Plans"). The 1988 Incentive Stock Plan is closed and may not be used for further issues of options. Under the Plans, the Company may issue options to purchase shares of the Company's common stock to eligible employees, officers, directors, independent contractors and consultants. The term of the options issued under the Plans cannot exceed ten years from the date of grant. Options granted to date generally become exercisable over four to five years based on the grantees' continued service with the Company.

                  A summary of the status of the Company's Plan as of June 30, 2003, 2002 and 2001 and activity for the fiscal years then ended is presented below:

                                                                 NUMBER OF        WEIGHTED AVERAGE
                                                                  SHARES           EXERCISE PRICE         EXERCISABLE
                                                                 ---------        ----------------        -----------

         Balance as of June 30, 2000..................            203,600             $28.70                102,800
         Granted (at market value)....................            165,219             $ 4.90
         Cancelled/forfeited..........................            (77,148)            $21.80
                                                                  -------
         Balance as of June 30, 2001..................            291,671             $16.91                112,255
         Granted (at market value)....................            137,333             $ 4.91
         Exercised ...................................            (10,243)            $ 2.32
         Cancelled/forfeited..........................            (91,966)            $20.34
                                                                  -------
         Balance as of June 30, 2002..................            326,795             $10.78                113,494
         Granted (at market value)....................            252,828             $ 8.01
         Exercised ...................................            (31,048)            $ 3.23
         Cancelled /forfeited.........................            (19,756)            $18.27
                                                                  -------
         Balance as of June 30, 2003..................            528,819             $ 9.62                154,615
                                                                  =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  The weighted average estimated grant date fair value of options granted during fiscal 2003, 2002, and 2001 was $4.44, $3.73, and $4.49, respectively. The following table summarizes information about the stock options outstanding at June 30, 2003:


                                              OPTIONS OUTSTANDING
                               ------------------------------------------------------
                                                                                                 OPTIONS EXERCISABLE
                                                                                         --------------------------------
                                               WEIGHTED AVERAGE
                                                   REMAINING
         RANGE OF EXERCISE       SHARES           CONTRACTUAL       WEIGHTED AVERAGE       SHARES        WEIGHTED AVERAGE
               PRICES          OUTSTANDING           LIFE            EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
         ----------------      -----------     ----------------     ----------------     -----------     ----------------
         $1.88-$1.88.......        50,613            7.5 years             $ 1.88             16,041              1.88
         $3.25-$3.25.......         5,738            8.1 years               3.25              5,738              3.25
         $3.50-$3.50.......        63,441            7.4 years               3.50             12,750              3.50
         $3.75-$5.40.......        34,514            6.5 years               4.71             26,639              4.74
         $7.25-$11.88......       275,428            9.1 years               7.89              9,987              9.62
         $12.99-$25.00.....        39,615            7.0 years              16.35             25,040             17.28
         $25.94-$25.94.....        39,350            4.1 years              25.94             39,350             25.94
         $26.56-$52.50.....        17,715            4.1 years              33.35             16,665             33.46
         $65.00-$65.00.....         2,100            3.5 years              65.00              2,100             65.00
         $67.50-$67.50.....           305            1.4 years              67.50                305             67.50
         ------------------    ----------            ---------             ------            -------            ------
         Totals............       528,819            7.8 years             $ 9.62            154,615            $16.06
                               ----------            ---------             ------            -------            ------


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

                  Under the ESPP, the Company's employees may purchase, through payroll deductions of 1% to 10% of compensation, shares of common stock at a price per share that is the lesser of 85% of its fair market value as of the beginning or end of the offering period. Under the ESPP, the Company sold 19,507 shares, 29,146 shares, and 11,409 shares, to employees in fiscal 2003, 2002, and 2001 respectively. The weighted average fair value of those purchase rights granted in fiscal 2003, and 2002, was $2.85 and $0.83, respectively. As of June 30, 2003, 182,922 shares had been issued under the ESPP.

         (11)     INCOME TAXES

                  Gains and losses before income taxes include foreign gains before income taxes of $1,507,000, and foreign losses before income taxes of $30,000 for fiscal 2003. Foreign gains before income taxes were $2,425,000 for fiscal 2002 and foreign losses before income taxes were $(1,280,000) for fiscal year 2001. Income tax expense for the years ended June 30, 2003, 2002 and 2001 consists of the following (in thousands):

                                                                          2003         2002         2001
                                                                        --------     --------     --------
         Current:
           Federal ................................................     $    142     $     --     $   (140)
           Foreign ................................................           --          112          123
           State ..................................................          263           20           26
                                                                        --------     --------     --------
                                                                             405          132            9
                                                                        --------     --------     --------
         Deferred:
           Federal ................................................           --           --           --
           Foreign ................................................           --           --           --
           State ..................................................           --           --           --
                                                                        --------     --------     --------
                                                                              --           --           --
                                                                        --------     --------     --------
                                                                        $    405     $    132     $      9
                                                                        ========     ========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  For the years ended June 30, 2003, 2002, and 2001, the reconciliation between the amounts computed by applying the United States federal statutory tax rate of 34% to loss before income taxes and the actual tax expense follows (in thousands):

                                                                                       2003          2002          2001
                                                                                     --------      --------      --------

         Income tax expense (benefit) at statutory rate ........................        1,568        (3,159)         (283)
         State income tax benefit, net of federal income tax benefit ...........          170           (13)          (37)
         Change in beginning of year valuation allowance .......................        (1195)         3,028         3,063
         Losses for which no benefit is recognized (foreign loss and rate)  ....           --            --           435
         Rate differential related to foreign income and foreign tax ...........           --
            withholdings .......................................................           --           843           485
         Amortization of other assets and other permanent differences ..........         (138)         (567)       (3,654)
                                                                                     --------      --------      --------
                                                                                     $    405      $    132      $      9
                                                                                     ========      ========      ========

                  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2003 and 2002 were as follows (in thousands):

                                                                             2003          2002
                                                                           --------      --------

         Accruals and reserves .......................................     $    428      $    670
         Net operating loss carryforward (federal) ...................       11,686        11,502
         Net operating loss carryforward (state) .....................        1,521         2,386
         Net operating loss carryforward (foreign) ...................        2,300         2,748
         Tax credit carryforwards ....................................        3,802         3,802
         Fixed assets depreciation differences .......................          407           399
                                                                           --------      --------
               Total gross deferred tax assets .......................       20,144        21,507
               Less valuation allowance ..............................      (14,698)      (15,893)
                                                                           --------      --------
               Net deferred tax assets ...............................        5,446         5,614
                                                                           --------      --------
         Capitalized computer software costs .........................       (5,446)       (5,614)
                                                                           --------      --------
               Total gross deferred liabilities ......................       (5,446)       (5,614)
                                                                           --------      --------
         Net deferred taxes ..........................................     $     --      $     --
                                                                           --------      --------

                  The net change in total valuation allowance for the year ended June 30, 2003, was a decrease of approximately $1,195,000. The valuation allowance has been established to recognize the uncertainty of utilizing loss and credit carryovers and certain deferred assets.

                  At June 30, 2003, the Company had net operating loss carry-forwards of approximately $34,370,000, $25,354,000 and $7,187,000 for federal, state and foreign tax purposes, respectively. At June
         30, 2003, the Company also had unused research and other credit carry-forwards of approximately $3,368,000 and $208,000 for federal and California tax purposes, respectively. The loss and research credit carry-forwards, if not utilized, will expire between fiscal 2005 and 2020.


         (12)     SUPPLEMENTAL CASH FLOW INFORMATION

                  Supplemental cash flow information for the years ended June 30, 2003, 2002, and 2001 follows (in thousands):

                                                                                               2003         2002         2001
                                                                                             --------     --------     --------
         Cash payments:
           Interest ....................................................................     $    349     $    642     $  1,228
           Income taxes ................................................................     $    121     $    319     $     75
         Non-cash investing and financing activities:
           Conversion of convertible debentures into stock (non-cash transaction) ......     $     --     $     --     $  1,177

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       (12) SELECTED UNAUDITED QUARTERLY INFORMATION
       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      QUARTER ENDED
                                                                      -----------------------------------------------
                                                                       JUNE 30     MARCH 31      DEC. 31     SEPT. 30
         FISCAL YEAR 2003                                               2003         2003         2003         2003
                                                                      --------     --------     --------     --------

         Total net revenues .....................................     $ 12,988     $ 11,513(a)  $ 12,173     $ 11,426
         Cost of software product licenses ......................          979          449          521          346
         Net income .............................................        1,306          719        1,430          601
         Earnings per share - basic .............................         0.49         0.27         0.54         0.23
         Earnings per share - diluted ...........................         0.40         0.22         0.45         0.20
         Number of shares used in per share computation - diluted        3,362        3,387        3,260        3,267

         (a) As originally stated, third quarter revenues of $11,420,000 excluded $93,000 of revenue which was recorded originally as a reduction in Costs of consulting, maintenance and other services.


                                                                                        QUARTER ENDED
                                                                      ------------------------------------------------
                                                                      JUNE 30       MARCH 31      DEC. 31      SEPT. 30
         FISCAL YEAR 2002                                               2002          2002         2001         2001
                                                                      --------      --------     --------     --------

         Total net revenues                                           $ 11,173      $ 11,456     $ 11,425     $ 11,165
         Cost of software product licenses                                 761           403          311          396
         Net income (loss)                                             (10,857)          381          488          414
         Charge for impairment of capitalized software                 (10,288)           --           --           --
         Earnings (loss) per share - basic                               (4.14)         0.16         0.19         0.16
         Earnings (loss) per share - diluted                             (4.14)         0.13         0.17         0.13
         Number of shares used in per share computation - diluted        2,625         3,209        3,152        3,144

                                                                     SCHEDULE II

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                          ADDITIONS
                                                                 ---------------------------
                                                   BALANCE AT      CHARGED TO     CHARGED
                                                   BEGINNING       COSTS AND      TO OTHER                      BALANCE AT
         DESCRIPTION                               OF PERIOD       EXPENSES       ACCOUNTS     DEDUCTIONS(1)  END OF PERIOD
         ----------                               ------------   ------------   ------------   ------------   -------------

         Year ended June 30, 2003 allowance for
            doubtful accounts and returns ....... $      3,379   $        831   $       --     $      2,676   $      1,532
                                                  ------------   ------------   ------------   ------------   ------------
         Year ended June 30, 2002 allowance for
            doubtful accounts and returns ....... $      2,930   $      1,444   $       --     $        995   $      3,379
                                                  ------------   ------------   ------------   ------------   ------------
         Year ended June 30, 2001 allowance for
            doubtful accounts and returns ....... $      3,571   $      1,514   $       --     $      2,155   $      2,930
                                                  ------------   ------------   ------------   ------------   ------------

    ------------
     (1) Represents net charge-off of specific receivables.