Form 10-K/A
period 2003-06-30
ROSS SYSTEMS INC/CA
filed 2003-10-30
CIK 873594

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

                                   (MARK ONE)

      [X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           JUNE 30, 2003

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


                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None.
================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Item 10 of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2003 is amended by adding the following:

     There are no family relationships among any directors or executive officers of Ross.

     Mr. Tinley was promoted to Chairman and CEO in December 2000. He served as President and Chief Operating Officer from 1995 to June 2000 and President and CEO from July through December 2000. He has been a director of Ross since 1993. Mr. Tinley joined Ross in November 1988 as Executive Vice President, Business Development and has served as Executive Vice President, Product Development and Executive Vice President, Product Development and Client Services. Prior to 1988, Mr. Tinley held management positions with Management Science of America, Inc. and Royal Crown Companies. Mr. Tinley received a Bachelors in Science from Columbus University.

     Mr. Goodhew joined Intelligent Systems Corporation, a publicly traded technology product and services company, as Vice President in January 1997. Prior to that, Mr. Goodhew was President of Peachtree Software, Inc., a privately held software company, from 1984 to 1994. In 1994, Peachtree Software was purchased by Automatic Data Processing, Inc., a publicly traded company providing computerized services. Mr. Goodhew remained at Peachtree Software, Inc. in a managerial capacity until joining Intelligent Systems Corporation.

     Mr. Dickerson is the Chief Operating Officer of MWH Energy & Infrastructure, Inc., a division of MWH Global, Inc., and a member of the Board of MWH Global, Inc. The MWH group was formed out of a merger between Montgomery Watson and Harza Engineering, a power engineering group. Mr. Dickerson was Chairman of the Board of Harza Engineering International and has also served as Chief Financial Officer and General Counsel of the Group. Prior to joining Harza in 1992, Mr. Dickerson had been Executive Vice President and Chief Financial Officer of Long Lake Energy Company, and Vice President and Chief Financial Officer of Texas International Company. Mr. Dickerson received his Bachelor of Arts in Economics from Washington Square College of New York University in 1970, his Master of Arts in Economics from the University of Chicago in 1972 and his Juris Doctor from the University of Georgia in 1975.

     Mr. Ryan has served as Executive Vice President, Finance and Administration of Global Knowledge Network, Inc., an independent information technology education company, since February 1998. Mr. Ryan was Executive Vice President and Chief Financial Officer of Amdahl Corporation, a computer solutions company. Mr. Ryan holds a Bachelors of Arts in Business Administration from Boston College and an Masters of Business Administration from Suffolk University.

     Mr. Webster, Executive Vice President Operations is also Secretary and a director of Ross. Mr. Webster joined Ross in June 1998 as its CFO and was promoted to his current role in December 2000 and later elected director in August 2001. Mr. Webster is responsible for the consulting services function as well as the administrative, legal, human resource and financial operations of Ross worldwide. Mr. Webster holds a Bachelors of Science degree in Accounting and Computer Science, as well as a Masters of Business Administration specialized in Information Systems from St. Peter's College. Mr. Webster is a Certified Public Accountant in the State of Georgia and a member of the AICPA. Mr. Webster, prior to joining Ross served in a progression of more senior financial and general management positions with both Unisys Corporation and Wang Laboratories, Inc. over a twenty year period.

BOARD MEETINGS AND COMMITTEES

     The board of directors of Ross held a total of fifteen meetings including four regularly scheduled quarterly meetings and eleven special and committee meetings during the fiscal year ended June 30, 2003. During fiscal 2003, each director attended at least 93% of the aggregate of (1) the total number of meetings of the board of directors and (2) the total number of meetings held by all committees of the board of directors on which such person served. The board of directors has an Audit Committee, a Compensation Committee, and a Nominating Committee, each of which is composed of external directors.

     During the year ended June 30, 2003, the Audit Committee of the board consisted of three directors Ryan, Dickerson and Goodhew, none of whom are employees of Ross. The Audit Committee held four meetings during the fiscal year ended June 30, 2003. Following the annual meeting, the board intends to re-appoint directors Dickerson, Ryan and Goodhew, with director Ryan as Committee Chairman. The primary purpose of the Audit Committee is to assist the board of directors in fulfilling its responsibility to oversee Ross' internal and external financial reporting processes so as to ensure the objectivity of Ross' financial statements and its system of internal accounting controls. The Audit Committee recommends engagement of Ross' independent auditors and is primarily responsible for approving the services performed by Ross' independent auditors.

     The Nominating Committee consisted of directors Dickerson, Ryan, and Goodhew. Following the annual meeting, the board intends to re-appoint directors, Dickerson, Goodhew, and, Ryan with director Dickerson as Committee Chairman. The Nominating Committee is responsible for making recommendations for the nomination of directors for replacement of resigning members and annual nominations for re-election where appropriate. The committee also monitors the composition of Ross' board of directors to ensure that it meets generally acceptable standards of competence, skills and experience. The Nominating Committee met once during the year ended June 30, 2003. The recommendation of the committee was to nominate existing directors, Ryan, Goodhew, Dickerson, Tinley and Webster for re-election.

     The Compensation Committee of the board consisted of directors Goodhew, Ryan and Dickerson and held seven meetings during the fiscal year ended June 30, 2003. Following the annual meeting, the board intends to re-appoint directors, Goodhew, Ryan and, Dickerson with director Goodhew as Committee Chairman. The Compensation Committee makes recommendations to the board regarding Ross' executive compensation policy and grants stock options and administers the 1998 Stock Option Plan.

COMPENSATION OF DIRECTORS

     For the fiscal year ended June 30, 2003, non-employee directors were compensated $2,000 for each board of directors meeting attended and $1,000 for participating in any telephonic board of directors meetings which were not regularly scheduled. In addition, directors are reimbursed for travel expenses incurred in connection with attending board of directors meetings.

     Annually, each non-employee director is automatically granted 4,000 stock options to purchase shares of Ross' common stock pursuant to the terms of the 1998 Stock Option Plan, or the Option Plan. Options granted to non-employee directors under the Option Plan are not intended by Ross to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code. Pursuant to the Option Plan, on the annual meeting date, each non-employee director who is elected or re-elected at the meeting is granted options in accordance with the automatic grant. In addition, any non-employee director newly elected to the Board of Directors receives an option for 10,000 shares of Ross' common stock. The 10,000-share option vests 25% a year over four years and the 4,000 share options are fully vested on the dates of grant. The price of all options granted is equal to the closing price of Ross' common stock, as quoted on the NASDAQ National Market, on the date of grant. During fiscal 2003, outside directors were granted a total of 12,000 stock options at an exercise price of $13.16.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Exchange Act requires Ross' executive officers and directors to file initial reports of share ownership and report changes in share ownership with the Commission. Such persons are required by Commission regulations to furnish Ross with copies of all Section 16(a) forms, which they file.

     Based solely on Ross' review of such forms furnished to Ross and written representations from certain reporting persons, Ross believes that for the period July 1, 2002 to June 30, 2003, all Section 16(a) filings were made on a timely basis, except that Mr. Oscar Pierre was late to file a Form 4 with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

Item 11 of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2003 is amended by adding the following:


                          ROSS EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information regarding compensation earned during each of Ross' last three fiscal years by Ross' Chief Executive Officer, and each of Ross' four other most highly compensated executive officers, based on salary and bonus earned during fiscal 2003 (the "Named Executive Officers").

                                                                                    LONG TERM
                                                   ANNUAL COMPENSATION         COMPENSATION AWARDS
                                                -------------------------   -------------------------
                                                                OTHER       SECURITIES
                                                                ANNUAL      UNDERLYING    ALL OTHER
NAME AND                   FISCAL                            COMPENSATION    OPTIONS/    COMPENSATION
PRINCIPAL POSITION          YEAR    SALARY(4)   BONUS(4)         (1)        SARS(#)(2)       (3)
------------------         ------   ---------   --------     ------------   ----------   ------------
J. Patrick Tinley........   2003    $315,000    $165,600(4)    $12,000       100,000        $2,000
  Chairman and Chief        2002     307,500     114,000        10,400        15,000         2,000
  Executive Officer         2001     292,500      41,400        10,400        12,000         1,000
Robert B. Webster........   2003    $210,000    $110,400(4)    $12,000        70,000        $2,000
  Executive Vice            2002     205,000     100,000        12,000        10,000         2,000
  President, and            2001     195,000      43,000        12,000         9,000         1,000
  Secretary
Gary Nowacki.............   2003    $179,800    $120,006(5)    $10,000         5,000        $2,000
  VP, North American        2002     179,800      56,481        10,000        10,000         2,000
  Sales                     2001     142,000      67,500        10,000         6,500         1,000
Rick Marquardt...........   2003    $200,000    $ 62,540(6)    $10,000        10,000        $2,000
  Senior VP, World          2002     141,160      14,123         7,500        10,000         2,000
  Wide Sales and
  Marketing
Eric W. Musser...........   2003    $175,000    $ 44,275(4)    $10,000        10,000        $2,000
  VP, Development           2002     178,875      50,000        10,000        10,000         2,000
                            2001     151,125      19,000        10,000         9,000         1,000

---------------

(1) The amounts included in Other Annual Compensation include auto allowance.

(2) Ross has not granted any stock appreciation rights (SARs).

(3) Represents amounts contributed to Ross' 401(k) plan, on behalf of the officer by Ross and premiums paid by Ross on behalf of the officer for term life insurance.

(4) Represents a bonus earned in fiscal 2002 and paid in fiscal 2003.

(5) Includes a bonus in the amount of $22,997 earned in fiscal 2002 and paid in fiscal 2003.

(6) Includes a bonus in the amount of $6,490 earned in fiscal 2002 and paid in fiscal 2003.

OPTION/SAR GRANTS IN FISCAL YEAR ENDED JUNE 30, 2003

     The following table describes the grant of options to the Named Executive Officers during fiscal 2003.

                                                                               POTENTIAL REALIZABLE
                                                                                 VALUE AT ASSUMED
                                                                               ANNUAL RATES OF STOCK
                                                                              PRICE APPRECIATION FOR
                                       INDIVIDUAL GRANTS IN FISCAL 2003           OPTION TERM(4)
                       NUMBER OF    ---------------------------------------   -----------------------
                       SECURITIES     PERCENT OF
                       UNDERLYING       TOTAL
                        OPTIONS/     OPTIONS/SARS
                          SARS        GRANTED TO     EXERCISE
                        GRANTED      EMPLOYEES IN      PRICE     EXPIRATION
NAME                     (#)(1)     FISCAL YEAR(2)   ($/SH)(3)    DATE(2)        5%           10%
----                   ----------   --------------   ---------   ----------   ---------   -----------
J. Patrick Tinley....    50,000          19.8%         7.26      9/24/2012     591,289       941,529
J. Patrick Tinley....    50,000          19.8%         7.95      12/5/2012     647,486     1,031,013
Robert B. Webster....    50,000          19.8%         7.26      9/24/2012     591,289       941,529
Robert B. Webster....    20,000           7.9%         7.95      12/5/2012     258,994       412,405
Rick Marquardt.......    10,000           4.0%         7.26      9/24/2012     118,258       188,306
Eric W. Musser.......    10,000           4.0%         7.26      9/24/2012     118,258       188,306
Gary Nowacki.........     5,000           2.0%         7.25      11/4/2012      59,047        94,023

---------------

(1) Ross has not granted any SARs.

(2) Based on an aggregate of 252,828 options granted to all employees during the fiscal year. Options granted in fiscal year 2003 expire in 2012 or 2013 and typically vest annually over four years from the date of grant.

(3) All options were granted at an exercise price equal to the fair market value based on the closing market value of Ross' common stock on the Nasdaq National Market on the date of grant.

(4) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their terms assuming the specified compounded rates of appreciation on Ross' common stock over the terms of the options. These numbers are calculated based on the Commission's rules and do not reflect Ross' estimate of future stock price appreciation. Actual gains, if any, are dependent on the timing of option exercises and the future performance of Ross' common stock. There can be no assurances that the rates of appreciation assumed in this table can be achieved or that the individuals will realize the amounts reflected.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table provides information related to options exercised by the Named Executive Officers during fiscal 2002 and the number and value of options held at June 30, 2003. Ross has not granted any SARs.

                                                       NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                          OPTIONS/SARS AT               OPTIONS/SARS AT
                             SHARES       VALUE            JUNE 30, 2003               JUNE 30, 2003(2)
                           ACQUIRED ON   REALIZED   ---------------------------   ---------------------------
NAME                       EXERCISE(#)     (1)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                       -----------   --------   -----------   -------------   -----------   -------------
J. Patrick Tinley........        --      $    --      36,870         119,350        $58,005       $809,345
Robert B. Webster........     3,750       18,900       5,300          83,200          1,760        580,490
Rick Marquardt...........        --           --       2,500          17,500         23,650        139,150
Eric W. Musser...........        --           --      11,300          23,700         51,797        164,352
Gary Nowacki.............     1,250       14,725       5,125          16,375         26,697        144,247

---------------

(1) Based upon the fair market value of one share of Ross' common stock on the date the option was exercised, less the exercise price per share multiplied by the number of shares received upon exercise of the option.

(2) Value is based on the difference between the option exercise price and the fair market value at June 30, 2003 ($14.08 per share) multiplied by the number of shares underlying the option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2003 is amended by adding the following:

     The following table sets forth the beneficial ownership of Ross common stock as of September 24, 2003 by (a) each director, (b) each of the executive officers identified in the Summary Compensation Table, (c) all directors and executive officers as a group and (d) each person known by Ross to beneficially own more than 5% of any class of Ross' voting securities. Under the rules of the Securities and Exchange Commission, or Commission, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of September 24, 2003 through the exercise of any stock option.

                                             COMMON STOCK               SERIES A PREFERRED STOCK
                                  -----------------------------------   ------------------------
                                  NUMBER OF   NUMBER OF    PERCENTAGE   NUMBER OF    PERCENTAGE
NAME                              SHARES(1)   OPTIONS(2)    OF CLASS      SHARES      OF CLASS
----                              ---------   ----------   ----------   ----------   -----------
Alvin Johns.....................    51,754       6,476         1.9%           --          --
Robert B. Webster**.............    52,401     133,500         6.0%           --          --
J. Patrick Tinley**.............    31,041     210,215         7.7%           --          --
Oscar Pierre Prats..............     3,625       5,175           *            --          --
Gary Nowacki....................    14,684       9,875           *            --          --
Eric W. Musser..................     6,346      15,950           *            --          --
Verome M. Johnston..............     3,986      10,500           *            --          --
Bruce J. Ryan...................        --       9,200           *            --          --
Frank M. Dickerson..............        --      13,000           *            --          --
J. William Goodhew, III.........        --       9,200           *            --          --
Rick Marquardt..................       123       7,500           *            --          --
Richard Thomas..................     1,448       2,375           *            --          --
All officers and directors as a
  group (12 persons)............   165,408     432,966        19.2%           --          --
Benjamin W. Griffith III........   152,500          --        20.5%(3)   500,000(4)      100%

---------------

  * Less than 1%.

 ** Number of options exercisable within 60 days includes accelerated vesting of certain options due to a change of control pursuant to the proposed merger.

(1) The table is based upon information supplied by executive officers, directors and principal stockholders. Unless otherwise indicated, each of the stockholders named in the table has sole voting investment and/or dispositive power with respect to all shares of common stock shown as beneficially owned, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2) These are options which are exercisable for common stock within 60 days of September 24, 2003.

(3) Mr. Griffith owns 4.9% of the total number of shares of outstanding common stock.

(4) The 7.5% Series A Convertible Preferred Stock has one vote per share and votes with the common stock on most matters. These shares may be converted at the rate of one preferred share for one common stock share. These shares must be converted by June 29, 2006.

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of June 30, 2003 about the common stock of Ross that may be issued upon the exercise of options, warrants and rights under all of Ross' existing equity compensation plans, including the Ross Systems Inc. 1988 Incentive Stock Plan, the 1998 Stock Option Plan and the 1991 Employee Stock Purchase Plan, each as amended.

                                    NUMBER OF
                                 SECURITIES TO BE                            NUMBER OF SECURITIES
                                   ISSUED UPON                              REMAINING AVAILABLE FOR
                                   EXERCISE OF        WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                   OUTSTANDING       EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                     OPTIONS,       OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
                                   WARRANTS AND      WARRANT AND RIGHTS     REFLECTED IN THE FIRST
PLAN CATEGORY                       RIGHTS(#)              ($)(1)                 COLUMN)(#)
-------------                    ----------------   --------------------   -------------------------
Equity compensation plans
  approved by security
  holders......................      528,819               $9.62                    266,960
Equity compensation plans not
  approved by security
  holders......................           --                  --                         --
Total..........................      528,819               $9.62                    266,960

---------------

(1) Pursuant to a resolution passed by Ross stockholders at the annual meeting held November 15, 2001, the number of shares available for issuance under the 1991 Employee Stock Purchase Plan is automatically increased annually by the lesser of 35,000 shares or 1.5% of the outstanding shares of Ross common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2003 is amended by adding the following:

                           CERTAIN TRANSACTIONS

     Under the terms of indemnification agreements with each of Ross' officers and directors, Ross is obligated to indemnify each officer and director against certain claims and expenses for which the director might be held liable in connection with past or future service on behalf of Ross. In addition, Ross' Certificate of Incorporation provide that, to the extent permitted by Delaware law, the officers and directors shall not be liable for monetary damages for breach of fiduciary duty as an officer or director.

     In fiscal 2003, Ross renewed and modified employment agreements with J. Patrick Tinley and Robert B. Webster. The employment agreements provide the executives with severance payments and accelerated vesting of stock options and other incentive awards if the executive's employment is terminated without "cause" at any time. If Mr. Tinley is terminated without "cause," he would be entitled to (1) a severance payment of 300% of his base compensation plus 300% of his targeted bonus, (2) employee benefit coverage applicable to the executive at the time of termination for three years following the termination and (3) ninety days to exercise all vested and unvested stock options and other incentive awards. If Mr. Webster is terminated without "cause," he would be entitled to (A) a severance payment of 200% of his base compensation plus 200% of his targeted bonus, (B) employee benefit coverage applicable to the executive at the time of termination for two years following the termination and (C) ninety days to exercise all vested and unvested stock options and other incentive awards. The employment agreements also provide the executives with severance payments and accelerated vesting of stock options and other incentive awards if the executive terminates his employment with Ross for "good reason" or is terminated for any reason other than "cause" or "disability" within nine months immediately following a "change of control" of Ross. In such a case, Mr. Tinley would be entitled to a severance payment of 300% of his base compensation plus 300% of his targeted bonus, each at the time of termination, and ninety days to exercise all vested and unvested stock options and other incentive awards, and Mr. Webster would be entitled to a severance payment of 200% of his base compensation plus 200% of his targeted bonus, each at the time of termination, and ninety days to exercise all vested and unvested stock options and other incentive awards.

     The employment agreements define "cause" to include a willful act by the executive which constitutes fraud and which is injurious to Ross, conviction of, or a plea of "guilty" or "no contest" to, a felony or the executive's continuing repeated willful failure or refusal to perform his material duties required by the employment agreement which is injurious to Ross. The employment agreements define "good reason" to include a material reduction in the executive's powers or duties, one or more reductions in the executive's base compensation in the cumulative amount of five percent (5%) or more or notifying the executive that his principal place of work will be relocated by a distance of 50 miles or more. The employment agreements define "disability" as the executive's eligibility to receive immediate long-term disability benefits under Ross' long-term disability insurance plan or, if there is no such plan, under the federal Social Security program. The employment agreements define "change of control" to mean the occurrence of any of the following events: (a) any "person" (as such term in used in sections 13(d) and 14(d) of the Exchange Act) by the acquisition or aggregation of securities is or becomes the beneficial owner (within the meaning of Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of Ross representing fifty percent (50%) or more of the combined voting power of Ross' then outstanding securities ordinarily (and apart from rights accruing under special circumstances) having the right to vote at elections of directors, referred to as "Base Capital Stock"; except that any change in the relative beneficial ownership of Ross' securities by any person resulting solely from a reduction in the aggregate number of outstanding shares of Base Capital Stock, and any decrease thereafter in such person's ownership of securities, shall be disregarded until such person increases in any manner, directly or indirectly, such person's beneficial ownership of any securities of Ross, or (b) the stockholders of Ross approve a definitive agreement:

     - to merge or consolidate Ross with or into another corporation in which the holders of the securities of Ross before such merger or reorganization will not, immediately following such merger or reorganization, hold as a group on a fully diluted basis both the ability to elect at least a majority of the directors of the surviving corporation and at least a majority in value of the surviving corporation's outstanding equity securities; or

     - to sell or otherwise dispose of all or substantially all of the assets of Ross or dissolve or liquidate Ross.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Item 14 of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2003 is amended by adding the following:

AUDIT AND RELATED FEES BILLED TO ROSS DURING FISCAL 2003

  AUDIT FEES

     BDO Seidman billed Ross an aggregate of $186,000 for expenses and professional services rendered for the (1) audit of the annual consolidated financial statements for fiscal year 2003 included in Ross' Annual Report on Form 10-K and (2) the review of the consolidated financial statements included in Ross' quarterly reports on Form 10-Q.

  FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

     Ross did not engage BDO Seidman to provide advice to it regarding financial information systems design and implementation during the fiscal year ended June 30, 2002.

  ALL OTHER FEES

     BDO Seidman billed Ross an aggregate of $92,000 for all other non-audit services rendered to it during fiscal 2003.

     The following table summarizes the approximate aggregate accounting fees billed to Ross for its 2003 fiscal year:

Audit fees..................................................   $186,000
Financial information systems design and implementation
  fees......................................................   $     --
All other fees(1)...........................................   $ 92,000
                                                               --------
Total fees..................................................   $278,000

---------------

(1) Includes fees for assistance with Commission filings and various accounting consultation ($11,000); various advisory services related principally to tax preparation services and tax consultation services associated with the development and implementation of international tax strategies and sales taxes ($67,000); and executive compensation analysis prepared at the request of independent board members ($14,000).

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


   EXHIBIT NO.                            DESCRIPTION

     2.1 Asset Sale Agreement between Registrant and Now Solutions LLC dated March 5, 2001 (1)
     3.1       Certificate of Incorporation of the Registrant, as amended (2)
     3.2       Bylaws of the Registrant, as amended (2)
     3.3 Amendment to the Certificate of Incorporation of the Registrant, dated April 26, 2001, for the 1 for 10 Reverse Stock Split.(3)
     4.1 Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock of the Registrant (4)
     4.2 Form of the subordinated debenture agreement due February 6, 2003 issued by the Registrant to each investor (6)
     4.3 Registration Rights Agreement between the Registrant and each Investor (6)
     10.1 Preferred Share Rights Agreement, dated September 4, 1999 between the Registrant and Registrar and Transfer Company (5)
     10.2 Employment Agreement dated January 7, 1999, modified March 24, 2003, between Mr. Patrick Tinley and the Registrant (8)
     10.3 Employment Agreement dated September 13, 1999, modified March 24, 2003, between Mr. Robert B. Webster and the Registrant (8)
     10.4 Convertible Preferred Stock Purchase Agreement dated June 29, 2001 between Registrant and Benjamin W. Griffith, III (7)
     10.5 Loan and Security Agreement dated September 24, 2002 between Registrant and Silicon Valley Bank (3)
     21.1      Listing of Subsidiaries of Registrant (9)
     23.1      Consent of BDO Seidman, LLP (9)
     24.1      Power of Attorney (9)
     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
---------

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

(9)      Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 30th day of October, 2003.

                       ROSS SYSTEMS, INC.




                       By:          /s/ J. Patrick Tinley
                             -------------------------------------
                             J. Patrick Tinley
                             Chairman and  Chief Executive Officer

                               INDEX TO EXHIBITS


   EXHIBIT NO.                            DESCRIPTION

     2.1 Asset Sale Agreement between Registrant and Now Solutions LLC dated March 5, 2001 (1)
     3.1       Certificate of Incorporation of the Registrant, as amended (2)
     3.2       Bylaws of the Registrant, as amended (2)
     3.3 Amendment to the Certificate of Incorporation of the Registrant, dated April 26, 2001, for the 1 for 10 Reverse Stock Split.(3)
     4.1 Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock of the Registrant (4)
     4.2 Form of the subordinated debenture agreement due February 6, 2003 issued by the Registrant to each investor (6)
     4.3 Registration Rights Agreement between the Registrant and each Investor (6)
     10.1 Preferred Share Rights Agreement, dated September 4, 1999 between the Registrant and Registrar and Transfer Company (5)
     10.2 Employment Agreement dated January 7, 1999, modified March 24, 2003, between Mr. Patrick Tinley and the Registrant (8)
     10.3 Employment Agreement dated September 13, 1999, modified March 24, 2003, between Mr. Robert B. Webster and the Registrant (8)
     10.4 Convertible Preferred Stock Purchase Agreement dated June 29, 2001 between Registrant and Benjamin W. Griffith, III (7)
     10.5 Loan and Security Agreement dated September 24, 2002 between Registrant and Silicon Valley Bank (3)
     21.1      Listing of Subsidiaries of Registrant (9)
     23.1      Consent of BDO Seidman, LLP (9)
     24.1      Power of Attorney (9)
     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
---------

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

(9)      Previously filed.