Form 10-Q
period 2003-09-30
ROSS SYSTEMS INC/CA
filed 2003-11-05
CIK 873594

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             FORM 10 - Q (MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2003,

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


     As of October 23, 2003, the Registrant had outstanding  2,823,097 shares of
Common  Stock,  and  500,000  Series  A  7.5%  convertible   preference  shares,
("convertible preferred stock").


                               ROSS SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
                        --------------------------------

                                TABLE OF CONTENTS

                                                                                                         Page No.

PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements..............................................................................3

             Condensed Consolidated Balance Sheets - September 30, 2003 and June 30, 2003......................3

             Condensed Consolidated Statements of Operations - Three months ended September 30, 2003 and 2002..4

             Condensed Consolidated Statements of Cash Flows - Three months ended September 30, 2003 and 2002..5

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............14

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................23

    Item 4.  Evaluation of Disclosure Controls and Procedures.................................................24

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................................................25

SIGNATURE.....................................................................................................27


This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Ross Systems to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, synergies, accretion, margins or other financial items; any statement containing the proposed merger with chinadotcom corporation; any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by customers and partners; employee management issues; the challenge of managing asset levels; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein and that are otherwise described from time to time in Ross Systems' Securities and Exchange Commission reports. Ross
Systems assumes no obligation and does not intend to update these forward-looking statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share related data)

                                                                           September 30,      June 30,
                                                                               2003            2003
                                                                          --------------   ------------
ASSETS                                                                      (unaudited)
Current assets:
   Cash and cash equivalents............................................  $    7,935       $    8,628

   Accounts receivable, less allowance for doubtful accounts
      of  $1,479 and  $1,532, at September 30, 2003, and June 30, 2003
      respectively......................................................      11,716           12,880
   Prepaid and other current assets.....................................         595              731
                                                                          --------------   ------------
              Total current assets......................................      20,246           22,239

   Property and equipment, net..........................................       1,357            1,406
   Computer software costs, net.........................................      13,094           13,573
   Other assets.........................................................       2,993            2,993
                                                                          --------------   ------------
              Total assets..............................................  $   37,690       $   40,211
                                                                          ==============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short term debt......................................................  $    4,511       $    2,800
   Accounts payable.....................................................       2,445            2,978
   Accrued expenses.....................................................       4,075            4,940
   Income taxes payable.................................................          68              261
   Deferred revenues....................................................      10,105           12,203
                                                                          --------------   ------------
              Total current liabilities.................................      21,204           23,182
                                                                          --------------   ------------

Shareholders' equity:
   Convertible Preferred stock, no par value 5,000,000 shares                  2,000            2,000
      authorized; 500,000 shares issued and outstanding.................
   Common stock, $0.001 par value; 15,000,000 shares authorized;                  28               28
      2,823,097 and 2,815,603 shares issued and outstanding.............
   Additional paid-in capital...........................................      87,311           87,189
   Accumulated deficit .................................................     (69,802)         (69,094)
   Accumulated other comprehensive deficit..............................      (1,931)          (1,749)
   Treasury stock at cost, 133,977 and 158,973 shares...................      (1,120)          (1,345)
                                                                          --------------   ------------
              Total shareholders' equity................................      16,486           17,029
                                                                          --------------   ------------

              Total liabilities and shareholders' equity................  $   37,690       $   40,211
                                                                          ==============   ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.


                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                        Three months ended
                                                                           September 30,
                                                                     ----------------------
                                                                            (unaudited)
                                                                        2003          2002
Revenues:                                                             ----------  ----------
   Software product licenses.......................................   $  2,961    $  3,733
   Consulting and other services...................................      3,556       2,770
   Maintenance.....................................................      5,232       4,923
                                                                      ----------  ---------
         Total revenues ...........................................     11,749      11,426
                                                                      ----------  ---------
Operating expenses:
   Costs of software product licenses .............................        344         346
   Costs of consulting, maintenance and other services.............      4,999       4,401
   Software product license sales and marketing....................      2,690       2,422
   Product development, net of capitalized computer software costs
      and amortized computer software costs........................      2,125       1,801
   General and administrative......................................      1,118       1,361
   Provision for uncollectible accounts............................        135         272
                                                                      ----------  ---------
         Total operating expenses..................................     11,411      10,603
                                                                      ----------  ---------

         Operating profit..........................................        338         823
   Proposed merger transaction costs...............................       (758)          -
   Other income(expense), net......................................         15         (94)
   Income tax expense..............................................        (78)        (90)
                                                                      ----------  ---------
         Net income (loss).........................................       (483)        639
   Preferred stock dividend........................................        (38)        (38)
                                                                      ----------  ---------

         Net income (loss) available to common  shareholders.......   $   (521)       $601
                                                                      ==========  =========
   Net income (loss) per common share-- basic......................   $  (0.19)   $   0.23
                                                                      ==========  =========
   Net income (loss) per common share-- diluted....................   $  (0.19)   $   0.20
                                                                      ==========  =========

   Shares used in per share computation-- basic....................      2,685       2,646
                                                                      ==========  =========
   Shares used in per share computation-- diluted..................      2,685       3,267
                                                                      ==========  =========


The accompanying notes are an integral part of these condensed consolidated financial statements.



                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      Three months ended
                                                                                         September 30,
                                                                                          (unaudited)
                                                                                   -----------------------
                                                                                      2003         2002
                                                                                   ---------    ----------
Cash flows from operating activities:
   Net income (loss)............................................................   $   (483)    $     639
     Adjustments to reconcile net earnings  to net cash provided by operating activities:
      Depreciation and amortization of property and equipment...................        188           206
      Amortization of computer software costs...................................      1,251         1,186
      Provision for uncollectible accounts .....................................        (54)          272
   Changes in operating assets and liabilities:
        Accounts receivable.....................................................      1,203         1,209
        Prepaid and other current assets........................................        134           141
        Income taxes recoverable/payable........................................       (195)           25
        Accounts payable........................................................       (540)         (318)
        Accrued expenses........................................................       (837)         (243)
        Deferred revenues.......................................................     (2,123)       (1,870)
                                                                                   ---------    ----------
    Cash provided by (used in) operating activities.............................     (1,456)        1,247
                                                                                   ---------    ----------

        Purchases of property and equipment, net................................       (139)         (205)
        Computer software costs capitalized.....................................       (841)       (1,160)
        Other...................................................................          -            16
                                                                                   ---------    ----------
    Cash used in investing activities...........................................       (980)       (1,349)
                                                                                   ---------    ----------
    Cash flows from financing activities:
        Net cash received (paid) on line of credit activity.....................      1,711          (760)
        Proceeds from issuance of common stock..................................        122           107
        Preference dividend paid................................................        (38)          (38)
                                                                                   ---------    ----------
           Cash provided by (used in)  financing activities.....................      1,795          (691)
                                                                                   ---------    ----------

Effect of exchange rate changes on cash.........................................        (52)          (57)
                                                                                   ---------    ----------

Net decrease in cash and cash equivalents.......................................       (693)         (850)

Cash and cash equivalents at beginning of fiscal quarter .......................      8,628         5,438
                                                                                   ---------    ----------
Cash and cash equivalents at end of fiscal quarter..............................   $  7,935     $   4,588
                                                                                   =========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)   BUSINESS OF THE COMPANY & BASIS OF PRESENTATION

     Description of Business and Summary of Significant Accounting Policies


     Business of the Company

          Ross Systems, Inc. (the "Company" or "Ross"; NASDAQ: ROSS) delivers innovative software solutions that help manufacturers worldwide fulfill their business growth objectives through increased operational efficiencies, improved profitability, strengthened customer relationships and streamlined regulatory compliance. Focused on the food and beverage, life sciences, chemicals, metals and natural products industries and implemented by over 1,000 customer companies worldwide, the company's family of Internet-architected solutions is a comprehensive, modular suite that spans the enterprise, from manufacturing, financials and supply chain management to customer relationship management, performance management and regulatory compliance.

          Publicly traded on the Nasdaq National Market since 1991, Ross's global headquarters are based in the U.S. in Atlanta, Georgia, with sales and support operations around the world.

          The Company operates in one business segment and no individual customer accounted for more than 10% of total revenues in the quarter ended September 30, 2003. The Company does not have a concentration of credit risk in any one industry. Approximately 63% of the Company's revenues are derived from the North American market.

          The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of September 30, 2003, and the results of its operations and cash flows for the interim periods presented. The Company's results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

          These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended June 30, 2003 which was filed with the Securities and Exchange Commission in September 2003.

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

          Had the company used the fair value-based method of accounting to measure compensation expense for its stock incentive and option plans and charged compensation cost against income over the vesting periods, based on the fair value of options at the date of grant, net income or loss and the related basic and diluted per common share amounts for the three months ended September 30, 2003 and 2002 would have been reduced to the following pro forma amounts:


                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(In thousands, except per share data)

                                                                  September 30,
                                                                  -------------

                                                                  2003       2002
                                                               ---------   --------

  Net income (loss) available to common shareholders:
     As reported............................................   $  (521)    $  601

     Deduct: Total stock-based employee compensation
     expense under fair value-based method, net of tax            (269)       (99)
                                                               ---------   ------
     Pro forma net income (loss) available to common
     shareholders...........................................   $  (790)    $  502
                                                               ---------   ------
   Basic net earnings per share:
    As reported ............................................   $ (0.19)    $ 0.23

    Pro forma ..............................................     (0.29)      0.19
   Diluted net earnings per share:
    As reported ............................................     (0.19)      0.20

    Pro forma ..............................................     (0.29)      0.17


     The following weighted average assumptions for the Company's Stock Option Plan were used to determine the pro forma amounts noted above:

                                                       Three months ended
                                                         September 30,
                                                       ------------------
                                                         2003      2002
                                                       -------   --------

Expected life (years)..............................      5         5
Expected volatility................................     40.1%     80.4%
Risk-free interest rate............................      5.0%     4.97%
Expected dividend yield............................     None      None


     Revenue Recognition.

          In accordance with Securities and Exchange Commission, or the SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial
     Statements," the Company recognizes revenues from licenses of computer software "up-front" provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. Where the Company has future obligations, if such obligations are insignificant, related costs are accrued immediately. When the obligations are significant, the software product license revenues are deferred. Future contractual obligations can include software customization, requirements to provide additional products in the future and porting products to new platforms. Contracts which require significant software customization are accounted for on the percentage-of-completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

          The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenues recognized from multiple-element software license contracts are allocated to each element of the contracts based on the fair values of the elements,

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     such as licenses for software products, maintenance, or professional services. The determination of fair value is based on objective evidence which is specific to the Company. The Company limits its assessment of objective evidence for each element to either the price charged when the same element is sold separately, or the price established by management having the relevant authority to do so for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

          Service revenues generated from professional consulting and training services are recognized as the services are performed. Maintenance revenues, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally 12 months.

     Computer Software Costs.

          The Company capitalizes computer software product development costs incurred in developing a product once technological feasibility has been established and until the product is available for general release to customers. Technological feasibility is established when the Company either
     (1) completes a detail program design that encompasses product function, feature and technical requirements and is ready for coding, and confirms that the product design is complete, that the necessary skills, hardware and software technology are available to produce the product, that the completeness of the detail program design is consistent with the product design by documenting and tracing the detail program design to the product specifications, that the detail program design has been reviewed for high-risk development issues and that any related uncertainties have been resolved through coding and testing or (2) completes a product design and working model of the software product, and the completeness of the working model and its consistency with the product design have been confirmed by testing. The Company evaluates realizability of the capitalized amounts based on expected revenues from the product over the remaining product life. Where future revenue streams are not expected to cover remaining amounts to be amortized, the Company either accelerates amortization or expenses remaining capitalized amounts. Amortization of such costs is computed as the greater of (1) the ratio of current revenues to expected revenues from the related product sales or (2) a straight-line basis over the expected economic life of the product (not to exceed five years). Software costs related to the development of new products incurred prior to establishing technological feasibility or after general release are expensed as incurred.


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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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


     Foreign Operations and Currency Translation

          The local currencies of the Company's foreign subsidiaries are the functional currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates, and the resulting translation gains and losses are included as an adjustment to shareholders' equity as a component of comprehensive income. Transaction gains and losses that relate to U.S. dollar denominated intercompany short-term receivables are recorded in the financial statements of the Company's foreign subsidiaries and are reflected in income. Where related intercompany balances have been designated as long-term, gains and losses are included as an adjustment to shareholders' equity as a component of comprehensive income.



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


     Advertising Costs

          The Company generally expenses advertising costs at the time the advertisement is published, or in the case of direct mail, when mailed. Advertising costs for the three months ended September 30, 2003 and 2002 were approximately $115,000 and $96,000 respectively.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2) PROPERTY AND EQUIPMENT

          As of the dates shown, property and equipment consisted of the following (in thousands):

                                                           September 30,    June 30,
                                                                2003         2003
                                                            -----------    ----------

          Computer equipment                                $   5,856      $   5,747
          Furniture and fixtures                                1,194          1,187
          Leasehold improvements                                  898            838
                                                            -----------    ----------
                                                                7,948          7,772
          Less accumulated depreciation and amortization       (6,591)        (6,366)
                                                            -----------    ----------
                                                            $   1,357      $   1,406
                                                            ===========    ==========

3) OTHER ASSETS

   Other assets are primarily comprised of goodwill. Other assets consist of the following (in thousands):

                                 September 30, June 30,
                                    2003         2003
                                  ----------   ---------
          Goodwill                $  2,181     $ 2,181
          Note receivable              750         750
          Other                         62          62
                                  ----------   ---------
                                  $  2,993     $ 2,993
                                  ----------   ---------


The Company does not consider these assets to be impaired at either September 30, 2003 or as of the filing date of this report on form 10-Q. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company will not record any future amortization on these assets.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




4) COMPREHENSIVE INCOME

     Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income (loss) for the three months ended September 30, 2003 were as follows (in thousands):

                                                Three months ended
                                                   September 30,
                                                ------------------
                                                   2003      2002
                                                --------    ------
     Net earnings (loss) available to common     $  (521)   $  601
     shareholders
     Foreign currency translation adjustments       (182)      (20)
                                                --------    ------
     Total comprehensive income                  $  (703)   $  581
                                                ========    ======

5) NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     Basic earnings (loss) per common share are computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share are computed in a manner consistent with that of basic earnings
(loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period.

     The following is a  reconciliation  of the  numerators of diluted  earnings
(loss) per share, (in thousands):

                                                Three months ended
                                                   September 30,
                                                --------------------
                                                  2003        2002
                                                ---------   --------
         Net earnings (loss) - basic            $   (521)   $  601
         Dividend on convertible securities          --         38
                                                ---------   --------
         Net earnings (loss) - diluted          $   (521)   $  639
                                                =========   ========

          The following is a reconciliation of the denominators of diluted earnings per share, (in thousands):

                                                          Three months ended
                                                             September 30,
                                                          -------------------
                                                            2003       2002
                                                          -------   ---------
         Weighted average shares outstanding - basic        2,685      2,646
         Conversion of preferred stock                         --        500

         "In the money" stock options, warrants and
         contingent securities                                --         121
                                                          -------   ---------
         Weighted average shares outstanding - diluted      2,685      3,267
                                                          =======   =========

In periods when the Company is profitable, the only difference between the denominator for basic and diluted net earnings per share is the effect of potentially dilutive common shares. In periods of a loss, the denominator does not change because this would be antidilutive. For the three months ended September 30, 2003 769,000 potentially dilutive common shares were excluded because their impact would have been antidilutive.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



6) CAPITAL STOCK

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

          On July 1, 2003 the company awarded a total of 25,000 restricted shares to two of its officers. These shares have a ten year vesting period and include certain accelerated vesting rights (as defined) which are conditional upon a change of control of the Company, or the share price closing at or above $20.00 per share.

7) RECENT ACCOUNTING PRONOUNCEMENTS

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

8) SEGMENT INFORMATION

          SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information'' established standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on these standards the Company has determined that it operates in four geographical segments: Northern Europe, Spain, the United Kingdom and North America.

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



          As of and for the quarter ended September 30, 2003 (in thousands):

                                                     Net Income     Depreciation     Capital
                           Total Assets    Revenue     (Loss)     and Amortization Expenditures
                           ------------   --------    ----------  ---------------- ------------
Northern Europe........    $  6,804       $    993    $    85       $   21           $   15
Spain..................       6,088          1,293       (138)          80               70
United Kingdom.........       4,463          1,379        149           16                9
North America..........      20,335          8,084       (579)          71               45
                           ------------   --------    ----------  ---------------- ------------
Total..................    $ 37,690       $ 11,749    $  (483)      $  188           $  139
                           ============   ========    ==========  ================ ============


          As of and for the quarter ended September 30, 2002 (in thousands) :

                                                      Net Income   Depreciation       Capital
                          Total Assets     Revenue      (Loss)   and Amortization  Expenditures
                           ------------   --------    ----------  ---------------- ------------
Northern Europe........    $  2,133       $    981      $   33       $   14          $   --
Spain..................       4,908          1,249         121           76              48
United Kingdom.........       3,203          1,390         113           11              37
North America..........      24,873          7,806         372          105             120
                           ------------   --------    ----------  ---------------- ------------
Total..................    $ 35,117       $ 11,426      $  639      $   206          $  205
                           ============   ========    ==========  ================ ============


9) PENDING MERGER

          In early September 2003, the Company announced that it had signed a definitive agreement whereby chinadotcom Software (CDC) would acquire Ross Systems in a merger. Under the terms of the merger agreement, stockholders of Ross Systems are to receive $5.00 in cash and a number of shares of CDC stock based on the average value of CDC's shares for the 10 trading days ending on and including the second trading day preceding the closing date. For determination of the share conversion ratio, the maximum average value is $10.50 per share and the minimum average value is $8.50 per share. Completion of the merger is anticipated to occur by the end of the first calendar quarter of 2004. Both companies are listed on NASDAQ.


          Proposed merger transaction costs consisting of legal and professional services fees of approximataly, $758,000 were incurred during the three months ended September 30, 2003. These costs do not constitute normal operating costs and have therefore been disclosed separately in the Condensed Consolidated Statement of Operations.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Basis of Presentation

          Our consolidated financial statements include the accounts of Ross and our wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Our fiscal year ends on June 30. "Fiscal 2003," and "fiscal 2004" mean our fiscal years ended June 30 of each such year. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document. Unless otherwise stated in this document, references to (1) "us," "our," "we" and similar terms, (2) the "Company" or (3) "Ross" shall mean Ross Systems, Inc., a Delaware corporation, and its subsidiaries.

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

          Our revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, and with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenues recognized from multiple-element software license contracts are allocated to each element of the contracts based on the fair values of the elements, such as licenses for software products, maintenance, or professional services. The determination of fair value is based on objective evidence that is specific to the Company. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately, or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

          Service revenues generated from professional consulting and training services are recognized as the services are performed. Maintenance revenues, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally 12 months.

          Computer Software Costs. We capitalize computer software product development costs incurred in developing a product once technological feasibility has been established and until the product is available for general release to customers. Technological feasibility is established when we either (1) complete a detail program design that encompasses product function, feature and technical requirements and is ready for coding and confirms that the product design is complete, that the necessary skills, hardware and software technology are available to produce the product, that the completeness of the detail program design is consistent with the product design by documenting and tracing the detail program design to the product specifications, that the detail program design has been reviewed for high-risk development issues, and any related uncertainties have been resolved through coding and testing or (2) complete a product design and working model of the software product, and the completeness of the working model and its consistency with the product design have been confirmed by testing.

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

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

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

          Reserves and Estimates. In the ordinary conduct of our business, we must often use judgment and estimates regarding the recording of certain reserves. For example, we use judgment in order to determine the amount of our reserves for uncollectible accounts receivable. Should our estimates prove to be incorrect, our reserves may be inadequate.


     Foreign Currencies

          The financial position and the results of operations of our foreign subsidiaries are measured using local currencies as the functional currencies. Assets and liabilities of these subsidiaries are translated into US dollars at the exchange rate in effect at the end of the period. Income and expense items are translated at the average exchange rate for the period. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. The effects of changes in foreign currency exchange rates have had minimal effect on our financial results reported herein.

     Variability of Quarterly Results

          Our software product license revenues can fluctuate from quarter to quarter depending upon, among other things, such factors as overall trends in the United States and international economies, our new product introductions, and customer buying patterns. Because we typically ship software products within a short period after orders are received, and therefore maintain a relatively small backlog, any weakening in customer demand can have an almost immediate adverse impact on revenues and operating results. Moreover, a substantial portion of the revenue for each quarter is attributable to a limited number of sales and therefore tends to be realized in the latter part the period. Thus, even short delays in or deferrals of sales near the end of a period can cause substantial fluctuations in quarterly revenues and operating results. Finally, certain agreements signed during a quarter may not meet our revenue recognition criteria resulting in deferral of such revenue to future periods. Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are relatively fixed, a small variation in the timing of the recognition of specific revenues can cause significant variations in the operating results from quarter to quarter.

     Business Summary

     General

          The following description of our business is qualified in its entirety by, and should be read in conjunction with the more detailed information and financial data, including the financial statements and notes thereto, appearing elsewhere in this Report.

          Ross delivers innovative software solutions that help manufacturers worldwide fulfill their business objectives through increased operational efficiencies, improved profitability, strengthened customer relationships, consistent quality and streamlined regulatory compliance. Focused on the food and beverage, life sciences, chemicals, metals and natural products industries and implemented by over 1,000 customer companies worldwide, our family of Internet-architected solutions is a comprehensive, modular suite that spans a customer's enterprise, from manufacturing, financials and supply chain management to customer relationship management, performance management and regulatory compliance.

          Publicly traded on the NASDAQ under the symbol "ROSS" since 1991, our global headquarters are based in the U.S. in Atlanta, Georgia, with sales and support operations around the world.

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

          Information provided on our website is not part of this quarterly report on Form 10-Q.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

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

     Merger Proposal

          In early September 2003, we announced that we had entered into a definitive agreement whereby chinadotcom Software (CDC) would acquire Ross Systems in a merger. It is anticipated that the merger will be completed early in December 2003, but in no event later than March 1, 2004. Both companies are listed on NASDAQ. We have not yet determined to what extent the proposed merger will affect our financial performance. However, we believe that CDC's Asian operations offer greater opportunities for doing business in that region, while at the same time we believe our operations in North America and Europe will offer many new opportunities to CDC in our markets. CDC is a licensed master distributor of our products in Greater China and CDC and Ross believe the combination represents a unique opportunity to rapidly scale the introduction of our manufacturing products into Greater China. Both companies will be able to benefit from numerous cross-selling opportunities as a result of the merger. In addition, we believe we will have greater access to capital to pursue business combinations with selected, strategic software and services companies. The proposed merger is to be the subject of a shareholders' vote at our forthcoming Annual Meeting.

     Products

          Ross offers the award-winning iRenaissance(TM) family of software solutions which is an integrated suite of enterprise resource planning (ERP
     II), financials, materials management, manufacturing and distribution, supply chain management (SCM), advanced planning and scheduling, customer relationship management (CRM), electronic commerce, business intelligence and analytical applications.

         iRenaissance applications are known for their deep and rich functional fit to process industry requirements, as well as their short implementation times and cost-effective returns on investment.


     Technology

          We leverage contemporary Internet technologies to enable significant benefits for our customers. Many of our customers have benefited from technology obsolescence protection as they have moved from older computing technology to current technology by upgrading to new releases. Built on a highly flexible technology platform, iRenaissance applications not only cost-effectively support mid-size companies, but also scale effectively to support large, global multi-lingual organizations with thousands of users processing hundreds of thousands of transactions daily. Our customers also benefit from the low cost of deployment and centralized maintenance afforded by browser-based PC clients that provide secure access from any PC with Internet access, to the system infrastructure at central locations where the software and data resides. End-user satisfaction is enhanced by highly configurable and personalizable applications that provide follow-me profiles for each user, regardless of physical location. Utilizing contemporary standards such as XML, SOAP, Microsoft .NET and others, iRenaissance applications can be effectively connected to any other applications or devices via the Internet. Robust security features that leverage Internet standards protect applications and data with both user-based and application-based function profiles. The security facilities further enable companies in their effort to achieve greater regulatory greater compliance by providing detailed audit trails for every action taken by every user.

          Because our iRenaissance applications were developed with the GEMBASE development environment, we believe that they are easily modified and expanded. GEMBASE is a programming environment that delivers a central data dictionary, complete screen painting, editing and debugging capabilities, and links to most popular database management systems. GEMBASE itself is written in the C programming language to facilitate portability across multiple hardware and database management system platforms. Because the iRenaissance products were developed in GEMBASE, customers often find it easy to customize their own applications.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

     Ongoing Development


          To meet the increasingly sophisticated needs of our customers and broaden our product offerings for targeted vertical markets, we continually strive to enhance our existing product functionality. We survey our customers through on-line, industry-specific discussion forums and polling at our global user conferences, and incorporate many of their recommendations into our products. We also conduct a variety of forms of market research with industry analyst groups and targeted industry associations to determine strategies for new features and entirely new products for targeted vertical industries.


          While maintaining focus on the requirements of targeted vertical markets, we are expanding our potential geographic markets by developing new product functionality to address the needs of additional prospective customers in key international markets. These enhancements are related to local languages and dialects, currency, accounting customs and procedures, and regulatory requirements. As an example, through the partnership established with CDC Software Corporation during the fourth quarter of fiscal 2003, we are well advanced with preparations for releasing additional local language versions of our software for the Chinese markets. These enhancements enable the Company to leverage its iRenaissance ERP products to capitalize on the growing and largely untapped process manufacturing markets in China.


          We are also committed to achieving technology advances by leveraging new Internet-based capabilities enabled by XML and Web Services. During the 3rd quarter of fiscal 2003, we released the Internet Application Framework
     (TM) which enables the iRenaissance ERP foundation with full Internet deployment capabilities. Through the Internet Application Framework, application users have full access to the iRenaissance ERP applications from any computer with an Internet connection and the Microsoft Internet Explorer browser. Because no iRenaissance ERP application software needs to be deployed or maintained on user workstations, our customers have reported significant savings resulting from the use of the Internet Application Framework.


     Third-Party Products

          We resell complementary software products licensed from third parties, including applications for custom reporting of information maintained by our programs such as Business Objects for executive information, and FRx for financial reporting and budgeting, as well as certain middle-ware products. We resell other privately labeled software products licensed from third parties including Prescient Systems (rebranded as iRenaissance SCM) and Selligent (rebranded as iRenaissance CRM). Additionally, we have entered into agreements which enable us to resell database products and other products that are sublicensed to end users in conjunction with certain of our open systems products. License revenues from the products described in this paragraph constitute approximately 16% of total software product license revenues in the first quarter of fiscal 2004.


     Services

          Our worldwide consulting services operation complements our enterprise software sales organization by offering a broad selection of services to plan, install and optimize each available software product. In addition we offer customization services to develop unique custom features and functions into our customers' business capabilities to help create competitive advantages. These services fall into two broad categories:
     Professional Services and Client Support. Income from these activities consist of services and maintenance revenues which comprise approximately 30% and 45% of total revenues respectively.


     Professional Services

          Our Professional Services organization provides business application experience, technical expertise and product knowledge to complement our products and to provide solutions to clients' business requirements. The major types of services provided include the following:

          Application Consulting involves in-depth analysis of the client's specific needs and the preparation of detailed plans that list step-by-step actions and procedures necessary to achieve a timely and successful implementation of our software products. These services are generally offered on a time and expense reimbursement basis. Services are offered on a worldwide basis and customization projects are often delivered locally but developed in lower cost supply areas of the world.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


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

          We are based in Atlanta, Georgia, with a regional direct sales force covering all major US business locations. We have subsidiaries in Belgium, Canada, Germany; the Netherlands; Spain; United Kingdom as well as Hong Kong.

          We have distribution arrangements with distributors in the following countries: Argentina, Australia, Brazil, Chile, China, Colombia, Czech Republic, Denmark, Finland, Greece, Hong Kong, Hungary, Indonesia, Ireland, Italy, Japan, Jordan, Latvia, Lebanon, Lithuania, Malaysia, Mexico, Morocco, New Zealand, Norway, Pakistan, Peru, Poland, Portugal, Rumania, Russia, Saudi Arabia, Singapore, Slovak Republic, Slovenia, South Africa, Sweden, Taiwan, Thailand, Ukraine, Uruguay and Venezuela. These distributors pay us royalties on the sales of our products and maintenance services.


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

     Results of Operations

     Revenues

          Total revenues for the quarter ended September 30, 2003 of $11,749,000 increased 3% from $11,426,000 in the same quarter of fiscal 2003.

          Software product license revenues were $2,961,000 during the quarter ended September 30, 2003, a decrease of $772,000 or 21%, from the same quarter in fiscal 2003. The decrease was uniformly spread across all the markets we operate in. The majority of software license sales are usually closed in the last month of the quarter. Early in September we announced the proposed merger with chinadotcom. We believe that this announcement caused several prospective customers to temporarily slow down their decision making process while they included this new factor in their evaluations. As a consequence, some sales in the pipeline were not closed within the first quarter time frame.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

          Consulting and other services revenues for the first quarter of fiscal 2004 increased 18% to $3,556,000 from $3,025,000 in the same quarter of fiscal 2003. Revenues from consulting and other services (which are typically recognized as performed) are generally correlated with software product license revenues (which are typically recognized upon delivery); therefore, service revenues fluctuate on a delayed tracking basis according to fluctuations in software product revenue. For the quarter ended September 30, 2003, North American services revenues increased 31% at $2,434,000 compared to $1,859,000 over the same quarter in the prior fiscal year. This primarily reflects new services work arising from the growth in software sales over the last fiscal year. International services revenues increased by $200,000, or 22% over the same quarter in the prior year, but the increase is due to the foreign exchange effect of the stronger European currencies and the weaker US dollar in comparison to the first quarter of fiscal 2003. In local currencies, international services revenues are almost unchanged between the first quarters of fiscal 2003 and fiscal 2004.

          Maintenance revenues increased by $309,000 or 6% in the first quarter of fiscal 2004 versus the same quarter in the prior year. This is attributable mainly to new maintenance contracts added during the prior year. This is true for both North America and international maintenance revenues. Because of the importance of maintenance revenues to the stability and growth potential of any software company, this improving trend is significant, and is indicative of the strengthening of our customer installed base. Maintenance contracts sold by third party distributors are included in software product license revenues because we do not support the maintenance obligations of any of our distributors' customers.

          International revenues as a percentage of total revenues for the first quarter of fiscal 2004 decreased to 37% from 38% for the same quarter in fiscal 2003. International revenues marginally decreased by 1% over the same quarter in the prior year. In local currencies, the decrease is approximately 16%, but this is masked by the strengthening of the Pound and the Euro against the US dollar. The decrease in first quarter revenues internationally consists mainly of the lower software license sales as mentioned above.

          North American revenues comprised 63% of the first quarter 2004 total revenues, up from 62% in the same quarter of the prior year. North American revenues increased 4% over the same quarter of the previous fiscal year. This increase was due to improving services and maintenance revenues offset by declining software license revenues for the quarter.

     Operating Expenses

          Costs of software product licenses include expenses primarily related to royalties paid to third parties. Third party royalty expenses will vary from quarter to quarter based on the number of third party products being sold. Major third party products we sell include various database products and other optional software including reporting and productivity tools. Costs of software product licenses for the first quarter of fiscal 2004 decreased by 1% to $344,000 from $346,000 in the first quarter of fiscal 2003. As a percentage of software product license revenue, the costs of software product licenses increased to 12% first quarter of fiscal 2004 compared to 9% in the same quarter of fiscal 2003. The increase in costs for software product licenses for the quarter was primarily due to an increase in the proportional mix of third party products in total software sales sold in the first quarter of fiscal 2004 compared to the first quarter of the prior fiscal year.

          Costs of consulting and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other related costs of sales. We also use outside consultants to supplement our personnel resources in order to meet peak customer consulting demands.

          Costs of consulting and other services increased by 14% to $4,999,000 in the first quarter of fiscal 2004, as compared to $4,401,000 in the first quarter of fiscal 2003. The increase in these costs for the quarter reflects the higher levels of activity. We have improved utilization rates

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

     and increased services headcount to meet increasing demand for services. In addition, we have used third party subcontracted resources to supplement our consulting capacity when required.

          Sales and marketing expenses of $2,690,000 for the quarter ended September 30, 2003 reflected an increase of 11% when compared to $2,422,000 in the first quarter of fiscal 2003. This increase is primarily due to the increased headcount in our corporate marketing department. Certain key positions which were open in the first quarter of fiscal 2003, are now filled.

          Product development (research and development) expenses of $ 2,125,000 in the first quarter of fiscal 2004 were up from $1,801,000 in the same quarter of the prior year. The following table summarizes product development expenditures (in thousands):



                                                                   Three months ended
                                                                  --------------------
                                                                      September 30,
                                                                    2003         2002
                                                                  --------   ---------
     Gross Expenditures for Product Development.............      $  1,715   $  1,775
     Less: Expenses capitalized.............................          (841)    (1,160)
     Plus: Amortization of previously capitalized amounts...         1,251      1,186

                                                                  --------   ---------
     Total Product Development Expenses.....................      $  2,125   $  1,801
                                                                  --------   ---------

          As a percentage of total revenues, product development expenses for the three-month period ended September 30, 2003 increased to 18% from 16% in the same period of the prior year. Product development expenditures increased by 18% to $2,125,000 in the quarter ended September 30, 2003 from $1,801,000 in the same quarter in the prior year. This increase was due mainly to lower capitalization of software development costs in the fiscal 2004 quarter. During the three months ended September 30, 2003, certain new projects were in the startup phase of establishing technological feasibility. Being prior to technological feasibility, the cost of man-hours on these projects was expensed and not capitalized. In future periods we expect development of new products and enhancements to existing products to continue at historical levels.

          General and administrative expenses for the quarter ended September 30, 2003 decreased by 18%, to $1,118,000 from $1,361,000 in the same quarter of the prior year. Due to lower legal costs, expenses were significantly lower in the fiscal 2004 quarter and this factor, combined with minor savings in several other expense categories resulted in the decrease in general and administrative expenses.

          In the quarter ended September 30, 2003, we had a provision for doubtful accounts of $135,000 as compared to $272,000 recorded in the first quarter of fiscal 2003. The lower provision is as a result of adequate bad debt reserves and an improvement in the quality of accounts receivable. We focus on seeking to fully satisfy all our customers and on keeping the collections process efficient, and this has resulted in lower bad debt experience. The first quarter 2004 and 2003 provisions consisted primarily of specific customer accounts identified as being potentially uncollectable. These provisions represent management's best estimate of the doubtful accounts for each period.

     Proposed Merger Transaction Costs

          Pursuant to the proposed merger with chinadotcom, significant legal and other professional costs amounting to $758,000 have been incurred in the three months ended September 2003. We expect to incur additional legal and professional fees during the second quarter, however it is expected that these fees will not exceed a cumulative total of approximately $1,000,000.

     Other Income (Expense), Net

          Other net income for the quarter ended September 30, 2003 was $15,000 compared to an expense of $94,000 in the same quarter of fiscal 2003. These amounts primarily consisted of interest expense related to borrowings under our existing line of credit facility, and the reduction

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

     reflects the lower levels of our indebtedness. In addition, certain cash transactions in the first quarter 2004, yielded minor currency gains that offset the small amount of interest expense incurred.

     Income Tax Expense

          During the first quarter of fiscal 2004, we recorded an income tax expense of $78,000 compared to $90,000 recorded during the same quarter in fiscal 2003. The tax expense relates primarily to withholding taxes in certain foreign jurisdictions where we had either no available net operating loss carryfowards or had to pay treaty-based taxes.

     Liquidity and Capital Resources

          In the first three months of fiscal 2004, net cash used in operating activities increased $2,703,000 compared to the increase of $3,033,000 in net cash provided by operating activities for the same period of the prior year. The decrease in cash provided by operating activities is mainly due to the increase in cash used of $1,122,000 caused by the swing from a net income of $639,000 in the first quarter of fiscal 2003, to a net loss of $483,000 for the first quarter of fiscal 2004. In addition, there was an aggregate increase of cash used of $1,290,000 in deferred revenues, accrued expenses, accounts payable and income taxes payable. The net loss in the first quarter of fiscal 2004 was adversely affected by merger transaction costs of $758,000. Accounts payable and accrued expenses increased the use of cash by an aggregate $817,000 reflecting faster payment of vendors and accrued liabilities in fiscal 2004 when compared to the same quarter of fiscal 2003.

          In the first three months of fiscal 2004, we utilized $980,000 for investing activities versus $1,349,000 over the same period of the prior year, a decrease of $369,000. Investment in property and equipment was down $66,000 to $139,000 in the first three months of fiscal 2004, from $205,000 in same period in the prior year. Investments in capitalized computer software costs decreased by $319,000 in the first quarter of fiscal 2004 as compared to the same period in the prior year. The lower investment in capitalized software for the current quarter reflected the lower amount of capitalizable costs incurred in the fiscal 2004 quarter.

          Net cash flows provided by financing activities increased by $2,486,000 for the three months ended September 30, 2003, versus the same three month period of the prior fiscal year. Cash increased during the three months ended September 30, 2003 by drawing an additional $1,711,000 on our lines of credit, a net $2,471,000 increase compared to the net repayments of $760,000 in the same quarter of the prior year. Proceeds from the issue of shares to employees under the Employee Stock Purchase Plan, and the exercise of options by employees, amounted to $122,000 in the quarter ended September 30, 2003, an increase of $15,000 over the same quarter in the prior year.

          At September 30, 2003 we had $7,935,000 of cash and cash equivalents. We have a revolving credit facility with an asset-based lender. This facility, with a maturity date of September 23, 2004, incorporates a maximum credit line of $5,000,000, and an interest rate of prime plus 2% (approximately 6.75% at September 30, 2003). Borrowings under the credit facility are collateralized by substantially all assets of the Company. At September 30, 2003, we had approximately $3,491,000 outstanding against the $5,000,000 revolving credit facility, and based on the eligible accounts receivable at September 30, 2003, our cash plus our remaining borrowing capacity under the revolving credit facility totaled approximately $9,411,000. This represents an increase in total availability of cash at September 30, 2003 of $4,811,000 from September 30, 2002.

     Risk Factors

          Proposed merger: We have announced plans to enter into a merger as discussed note 9 of the financial statements attached to this quarterly report on Form 10-Q. On September 4, we announced our recommendation to our shareholders that they vote in favor of a plan of merger between Ross and the Software division of chinadotcom Corporation. In preparing for the merger, we expect to incur significant additional time and expense and potential customers may defer purchasing decisions until they understand the form of and reasons for the merger. The combined effect of these actions could have an adverse effect on our business model and our results of financial operations if the merger is not consummated.

          License revenues: Our software product license revenues can fluctuate depending upon such factors as overall trends in the United States and International economies, new product introductions, as well as customer

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES

     buying patterns. Because we typically ship software products within a short period after orders are received, and we therefore maintain a relatively small backlog, any weakening in customer demand could have an almost immediate adverse impact on revenues and operating results. Moreover, a substantial portion of the revenues for each quarter is attributable to a limited number of sales, and tends to be realized in the latter part of the quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause substantial fluctuations in quarterly revenues and operating results. Finally, certain agreements signed during a quarter may not meet our revenue recognition criteria resulting in deferral of such revenue to future periods. Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are relatively fixed, a small variation in the timing of the recognition of specific revenues can cause significant variation in operating results from quarter to quarter.

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

          Competition: We may face increased competition, and our financial performance and future growth depend upon sustaining a leadership position in our product functionality. Competitive challenges faced by Ross are likely to arise from a number of factors, including: industry volatility resulting from rapid development and maturation of technologies; industry consolidation and increasing price competition in the face of worsening economic conditions. Although there are fewer competitors in our target markets than previously, failure to compete successfully against those remaining could harm our business operating results and financial condition.

          Stock price: Our stock price, like that of other technology companies, is subject to volatility because of factors such as announcement of new products, and services, or technological innovations introduced by us or by our competitors, quarterly variations in our operating results, and speculation in the press or investment community. In addition our stock price is affected by general economic and market conditions and may be negatively affected by unfavorable global economic conditions. In addition, the proposed merger has affected our stock price, and the final outcome of that event may negatively affect the stock price in the future, should it not be consummated.

          Intellectual property: Our business may be damaged if it cannot protect our intellectual property. We generally rely upon copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain proprietary rights in our technology and products. However, there can be no assurance that any of our proprietary rights will not be challenged, invalidated or circumvented. In addition, the laws of certain countries do not protect proprietary rights to the same extent as do the laws of the United States. Therefore, there can be no assurance that we will be able to adequately protect our proprietary technology against unauthorized third-party copying or use, which could adversely affect our competitive position. Further, there can be no assurance that we will be able to obtain licenses to any technology that may be required to conduct our business or that, if obtainable, such technology could be licensed at a reasonable cost.

          Key Personnel: Our success depends upon retaining and recruiting highly qualified employees and management personnel. However, difficulties may be faced in attracting and retaining such employees. Although staff turnover is historically low, and the labor market is soft, if our ability to maintain a stable workforce is significantly handicapped, our ability to compete may be adversely affected.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES



Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The risks described below are not the only ones that we face. Additional risks and uncertainties not presently known to us may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by, and the trading price of our common stock could decline due to any of these risks. You should also refer to the other information included in this quarterly report on Form 10-Q and our financial statements and the related notes included or incorporated by reference into our annual report on Form 10-K which we have filed with the SEC.

          Foreign Exchange: We have a world-wide presence and as such maintain offices and derive revenues from sources overseas. For the first quarter of fiscal 2004, international revenues as a percentage of total revenues were approximately 37%. Our international business is subject to typical risks of an international business, including, but not limited to: differing economic conditions, changes in political climates, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on our results in the first three months of fiscal 2004 was not material. During the first quarter of fiscal 2004, our European business units operated at almost break-even, yielding a combined net earnings of approximately $95,000, Revenues and expenses were converted using the same foreign exchange rate for the period, therefore because revenues and expenses were almost equivalent in the fiscal 2004 quarter, the effect of foreign exchange rate fluctuations on our results was not material.


          Interest Rates: Our exposure to interest rates relates primarily to our cash equivalents and certain debt obligations. The Company invests in financial instruments with original maturities of three months or less. Any interest earned on these investments is recorded as interest income on our statement of operations. Because of the short maturity of our investments, a near-term change in interest rates would not materially affect our financial position, results of operations, or cash flows. Certain of our debt obligations include a variable rate of interest. We did not engage in any derivative/hedging transactions in the first quarter of fiscal 2004.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES



Item 4.Controls and Procedures

Part I

          As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) are effective. There have been no significant changes in the Company's disclosure controls or in other factors that could significantly affect these disclosure controls subsequent to the completion of their evaluation.

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

     4.1 Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock of the Registrant (1)

     10.1 Preferred Shares Rights Agreement, dated as of September 4, 1998 between the Registrant and Registrar and Transfer Company (2)

     10.2  Loan  and  Security   Agreement  dated  September  24,  2002  between
         Registrant and Silicon Valley Bank (8)

     10.2A Series A Convertible  Preferred  Stock  Agreement dated 29 June, 2001 between Registrant and Benjamin W. Griffith III (6)

     10.3 Employment Agreement, dated as of January 7, 1999, modified March 24,2003, between Mr. Patrick Tinley and the Registrant (4)

     10.4 Employment Agreement, dated as of September 17, 1999, modified March 24, 2003, between Mr. Robert Webster and the Registrant (5) 10.5 Amendment to the Registration Statement on Form 8-A originally filed on October 3, 2001 (9)

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

     (8) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 10-K/A filed October 2, 2002.

     (9) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-A/A filed September 4, 2003.

(b)      Reports on Form 8-K

          o On September 5, 2003 Ross Systems filed a Current Report on form 8-K reporting that the Company had entered into an Agreement and Plan of Merger with chinadotcom corporation.

          o On September 10, 2003 Ross Systems filed an amendment to the Current Report on Form 8-K filed September 5, 2003 including the two exhibits 99.1 and 99.2 which had been inadvertently omitted from the original filing.

          o On October 14, 2003 Ross Systems filed a Current Report on Form 8-K reporting that the Company and chinadotcom had entered into an amendment to the Agreement and Plan of Merger which removed the obligations of the Parties to use their reasonable best efforts to cause the Merger to qualify as a tax-free reorganization.

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ROSS SYSTEMS, INC.


Date:  November 3, 2003                          /s/ Verome M. Johnston
                                                 -------------------------------
                                                 Verome M. Johnston
                                                 Vice President,
                                                 Chief Financial Officer

                                                 (Principal Financial and
                                                 Accounting Officer and
                                                 Duly Authorized Officer)