Form 10-K/A
period 2003-06-30
ROSS SYSTEMS INC/CA
filed 2004-01-20
CIK 873594

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-K/A
                                   (Mark One)

|X| SECOND AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19092
                            ------------------------
                               ROSS SYSTEMS, INC.

Incorporated in Delaware              IRS Employer Identification No. 94-2170198


                        Two Concourse Parkway, Suite 800
                             Atlanta, Georgia 30328
                                 (770) 351-9600
                            ------------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange
Title of each class                                    on which registered
---------------                                        ---------------------
None.................................................         None


           Securities registered pursuant to Section 12(g) of the Act:
        Common Stock, $0.001 par value; Preferred Shares Purchase Rights
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES
================================================================================
                                EXPLANATORY NOTE

This amended annual report on Form 10-K/A contains modifications to certain disclosures in the annual report on Form 10-K filed on September 24, 2003. In addition this document contains Items 10, 11, 12, 13, and 14 of Part III which were absent from the annual report on From 10-K filed on September 24, 2003 and which were filed by amended annual report on form 10-K/A on October 30, 2003. No restatements have been made to the financial results of the Company for any of the periods reported in this document.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES



                               ROSS SYSTEMS, INC.
                          ANNUAL REPORT ON FORM 10-K/A
                            YEAR ENDED JUNE 30, 2003
                                TABLE OF CONTENTS


                                                                                                                  Page No.
                                                                                                                  --------
PART I
Item 1.       Business.......................................................................................         1
Item 2.       Properties.....................................................................................         4
Item 3.       Legal Proceedings..............................................................................         5
Item 4.       Submission of Matters to a Vote of Security Holders............................................         6
PART II
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters..........................         7
Item 6.       Selected Financial Data........................................................................         8
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..........         9
Item 7.A.     Quantitative and Qualitative Disclosures about Market Risk.....................................        21
Item 8.       Financial Statements and Supplementary Data....................................................        21
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........        21
Item 9A       Controls and Procedures                                                                                21
PART III
Item 10.      Directors and Executive Officers of the Registrant.............................................        22
Item 11.      Executive Compensation.........................................................................        25
Item 12.      Security Ownership of Certain Beneficial Owners and Management.................................        28
Item 13.      Certain Relationships and Related Transactions.................................................        30
Item 14.      Principal Account Fees and Services                                                                    31
PART IV
Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................        32
SIGNATURES...................................................................................................        33




This Annual Report on Form 10-K/A including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Ross Systems to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, synergies, accretion, margins or other financial items; any statements regarding the anticipated completion of the proposed chinadotcom merger transaction described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors;" any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; any statements of anticipations; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include quarterly fluctuations and unpredictability of revenues; various closing conditions and other uncertainties that might delay or prevent the completion of the proposed chinadotcom merger transaction; the general economic slowdown and the risk of an extended slowdown or an increase in its intensity, the competition that we face; the performance of contracts by customers and partners; employee management issues; the challenge of managing asset levels; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" beginning on page 19 and that are otherwise described from time to time in Ross Systems' reports filed with the Securities and Exchange Commission . Ross Systems assumes no obligation and does not intend to update these forward-looking statements.

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


     Publicly traded on the NASDAQ since 1991, Ross' global headquarters are based in the U.S. in Atlanta, Georgia, with sales and support operations around the world.

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

Merger Proposal

     In early September 2003, we announced that we had entered into a definitive agreement whereby chinadotcom Software (CDC) will acquire Ross Systems in a merger. Both companies are listed on NASDAQ. We have not yet determined to what extent the proposed merger will affect our financial performance. However, we believe that CDC's Asian operations offer greater opportunities of doing business in that region, while at the same time our operations in North America and Europe offer many new opportunities to CDC in our markets. Pursuant to an agreement entered into in May 2003, chinadotcom is a licensed master distributor of our products in Greater China. Both chinadotcom and Ross believe that the merger represents a unique opportunity to rapidly scale the introduction of our manufacturing products into Greater China and that the merger would assist in the realization of this strategic vision by transforming a limited distribution partnership into an integrated group with common objectives. It is also anticipated that chinadotcom will work with us in selecting and pursuing business combinations with strategic software and services companies and, in connection with those opportunities, provide necessary access to capital. We do not have any agreements in place with chinadotcom concerning the selection of these strategic software and services companies or the terms and conditions of any loans or grants from chinadotcom to us, and potential business combinations have only been preliminarily identified. We anticipate that preparation of specific plans for capitalizing on and creating opportunities as a combined organization will be commenced as soon as practicable after the merger is completed. The proposed merger will be voted on by our stockholders at our forthcoming Annual Meeting.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES



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


Third-Party Products

     The Company resells software products licensed from third parties, which are complementary to its product including applications for custom reporting of information maintained by the Company's programs such as Business Objects for executive information, and FRx for financial reporting and budgeting, as well as certain middle-ware products. The Company resells other privately labeled software products licensed from third parties including Prescient Systems (rebranded as iRenaissance SCM) and Selligent (rebranded as iRenaissance CRM). Additionally, the Company has entered into agreements which enable it to resell database products and other products that are sublicensed to end users in conjunction with certain of the Company's open systems products. License revenues from the products described in this paragraph constitute approximately 26% of total software product license revenues in fiscal 2003.


Services

     Our worldwide consulting services operation complements our enterprise software and internet application offerings. We provide a broad range of services to install and optimize each software product. These services fall into two broad categories: Professional Services and Client Support. Income from these activities consist of services and maintenance revenues which comprise approximately 28% and 41% of total revenues respectively.


Professional Services

     Our Professional Services organization provides business application services with deep, rich, industry-specific experience, technical expertise and product knowledge to complement our products and to provide solutions to meet clients' business requirements. The major types of services provided include the following:

     Application Consulting involves in-depth analysis of the client's specific needs and the preparation of detailed plans that list step-by-step actions and procedures necessary to achieve a timely and successful implementation of our software products. These services are generally offered on a time and expense reimbursement basis.

     Technical Consulting involves evaluating and managing the client's needs by supplying custom application systems, custom interfaces, data conversions, and system conversions. Consultants participate in a wide range of activities, including requirements definition, and software design, development and implementation. We also provide advanced technology services focused on networking, database administration and tuning. These services are generally offered on a time and expense reimbursement basis. We also provide remote systems management, and remote applications management, either as transititon support or in some cases as a permanent outsourced service.

     Education   Services  are  offered  to  clients  either  at  our  education facilities or at the client's location, as either standard or customized classes.

     Established relationships with third party consulting partners are utilized around the world, to take advantage of local and specialized industry expertise and to support our implementation demands in certain markets.

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES



Marketing and Sales

     We sell our products and services in the US and Western Europe primarily through our direct sales force. At June 30, 2003, we had 44 sales and marketing employees. In other areas of the world, we sell our products through servicing distributors. In support of our sales force and distributors, we conduct comprehensive marketing programs which include telemarketing, direct mailings, advertising, promotional material, seminars, trade shows, public relations and on-going customer communication.

     We are based in Atlanta, Georgia, with a regional direct sales force covering all major US business locations. We have subsidiaries in Antwerp, Belgium; Ottawa, Canada; Berlin, Germany; Utrecht, the Netherlands; Barcelona, Spain; Northampton, United Kingdom as well as Hong Kong and Singapore.

     We have business arrangements with distributors as well as language and localized support in the following countries: Argentina, Australia, Brazil, Chile, China, Colombia, Czech Republic, Denmark, Finland, Germany, Greece, Hong Kong, Hungary, Indonesia, Ireland, Italy, Japan, Jordan, Lebanon, Malaysia, Mexico, Morocco, New Zealand, Norway, Pakistan, Peru, Poland, Portugal, Rumania, Russia, Saudi Arabia, Singapore, Slovak Republic, Sweden, Taiwan, Thailand, Uruguay and Venezuela. These distributors pay us royalties on the sales of our products and maintenance services.

     International revenues (from foreign operations and export sales) represented approximately 40%, 45%, and 33%, of our revenues in fiscal 2003, 2002, and 2001, respectively. International revenues include export sales to the Asian region. However, Asian revenues are included as part of North American revenues in the "Segment Information" in Notes to the Consolidated Financial Statements. We intend to broaden our presence in international markets by entering into additional distribution agreements.


Product Development and Acquisitions

     To meet the increasingly sophisticated needs of our customers and address potential new markets, we continually strive to enhance our existing product functionality. We survey the needs of our customers annually through ballots and direct discussions at our annual user conferences, and incorporate many of their recommendations into our products. We also conduct a variety of forms of market research with industry analyst groups and targeted industries to determine strategies for new features and functions. We are committed to achieving advances in the use of computer systems technology and to expanding the breadth of our product line. Development activity during fiscal 2003 covered a wide range of evolving functionality enhancements to present releases of our products. Projects in progress being carried into fiscal 2004 include several functionality enhancements important to a broad base of our customers, and ongoing improvements to the integration aspects of the third party applications, which have been incorporated into our product suite.


Competition

     The business applications software market is intensely competitive. We compete with a broad range of applications software companies. Our competitors include general business application software providers, such as peoplesoft, Oracle Corporation, and SAP AG; as well as business applications software providers in specific vertical markets that offer products that compete with our process manufacturing products. The principal competitive factors in the market for business application software include product reputation, product functionality, performance, quality of customer support, size of installed base, financial stability, hardware and software platforms supported, price, and timeliness of installation. We believe that we compete effectively with respect to these factors.


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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


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


     a) On June 30, 1998, we entered into a North American distribution agreement with an existing Dutch system integrator which entitled us to distribute a certain project accounting product the integrator had developed. The agreement contained certain minimum annual payments which would become due to the distributor if we did not achieve certain minimum annual sales quotas. The agreement also required that we use the distributor's personnel for certain implementation and maintenance activities.

     Over the next few years, the distributor, in our view, failed to consistently successfully implement the project accounting product at multiple sites. These failures cost us between $300,000 and $400,000 in legal fees, uncollectible accounts receivable and settlement costs. In February 2001, we cancelled the agreement with the distributor.

     The parties were not able to reach mutual agreement regarding the terms of a settlement, and the distributor invoked the arbitration clause of the agreement in late 2001. The arbitration was commenced before the International Court of Arbitration in Paris, France, with the distributor ultimately seeking multiple damages aggregating more than $4,000,000. On November 17, 2003, the Arbitrator announced an award in favor of the distributor of approximately $2,000,000. We paid the award during the quarter ended December 31, 2003, out of operating cash flows in the ordinary course of business.

     b) Effective February 28, 2001, the Company completed the sale of certain assets related to its Human Resource and Payroll product line to Now Solutions,

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


LLC, (NOW), a majority owned subsidiary of Vertical Computer Systems Inc.(Vertical). Arglen Acquisitions (Arglen), was also a party to the transaction and was a holding company used by NOW to complete the transaction. The gross asset sale price was $6,100,000. The purchase price included cash of $5,100,000 and a note payable by NOW to Ross of $1,000,000.

     The note was non-interest bearing and was due in two installments; $250,000 due on February 28, 2002 and $750,000 due on February 28, 2003. NOW defaulted on the second installment of $750,000 which remains outstanding and is accruing interest at the rate of 10%, the default interest rate as defined in the note.

     On February 27, 2003, the day before the final note installment was due, Vertical filed a derivative suit on behalf of NOW against Ross and others alleging breach of contract, fraud, conspiracy and breach of fiduciary duty. In summary the suit alleged that Ross failed to schedule approximately $3,600,000 of liabilities related to maintenance agreements assumed by NOW. The suit also alleged that Ross failed to disclose to NOW a transaction brokerage fee of $600,000 that Ross was to pay to Arglen, whose CEO signed the fee agreement and who was also the CEO of NOW. The suit also alleges that Ross should be jointly and severally liable for certain alleged frauds committed by other defendants in which Ross allegedly conspired. The suit further called for a setoff against the remaining note payment based on the above alleged damages, and the recovery of its attorneys' fees and costs. Ross denied and contested each and every one of Vertical's claims, and filed a motion for the Court to dismiss.

     On November 18, 2003, the Supreme Court of the State of New York granted Ross's motion to dismiss Vertical's action as against Ross based on Vertical's failure to state claims, thereby dismissing all of Vertical's claims against Ross. Vertical has filed a Notice of Appeal. Ross will continue to defend this matter vigorously.

     In summary the suit alleged that Ross failed to schedule approximately $3,600,000 of liabilities related to maintenance agreements assumed by NOW. The suit also alleged that Ross failed to disclose to NOW a transaction brokerage fee of $600,000 that Ross was to pay to Arglen, whose CEO signed the fee agreement and who was also the CEO of NOW. The suit also alleges that Ross should be jointly and severally liable for certain alleged frauds committed by other defendants in which Ross allegedly conspired. The suit further called for a setoff against the remaining note payment based on the above alleged damages, and the recovery of its attorneys' fees and costs. Ross denied and contested each and every one of Vertical's claims and filed a motion for the Court to dismiss.



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

Fiscal 2003                                               High       Low
----------                                                ----       ----

First quarter (ended September 30, 2002)................ $ 8.35     $ 6.05
Second quarter (ended December 31, 2002) ............... $ 9.90     $ 4.51
Third quarter (ended March 31, 2003).................... $14.95     $ 8.00
Fourth quarter (ended June 30, 2003).................... $15.49     $11.10

Fiscal 2002                                               High       Low
----------                                                ----       ----

First quarter (ended September 30, 2001)................ $ 4.08     $2.94
Second quarter (ended December 31, 2001)................ $ 6.31     $2.38
Third quarter (ended March 31, 2002).................... $11.56     $5.82
Fourth quarter (ended June 30, 2002).................... $11.65     $7.80


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

     As  of  September  2,  2003,  the  approximate   number  of  Common  Stock,
stockholders of record was 469.

     On January 13, 2003 we issued 120,000 unregistered common shares to Oscar Pierre Prats, pursuant to the acquisition of Ross Systems Iberica, a former distributor. The shares were issued at $9, which was the market price of the

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


Company's stock on that day. As of the same date, the shares were repurchased into treasury stock. The shares were issued in a private placement and were therefore exempt from registration under the Securities Act. See note 2 on page F-14 in the Notes to Consolidated Financial Statements

     On June 29, 2001, we issued mandatorily convertible preferred stock to a qualified investor in a private placement transaction. In summary, the investor purchased 500,000 preferred shares at $4.00 per share yielding $2,000,000 for Ross. This price represented a premium to the market for our common stock at the time of issuance. The preferred shares cannot be converted for two years but must be converted within five years from the issue date. The shares earn dividends at the rate of 7.5%. At September 3, 2003, none of the preference shares had been converted to common stock. The shares are convertible, one for one, at a price of $4.00 per share.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


ITEM 6. SELECTED FINANCIAL DATA


     The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of Ross Systems, and Notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K/A. Historical results are not necessarily indicative of results that may be expected in future periods.


                                                        CONSOLIDATED FINANCIAL DATA
                                                 (In thousands, except earnings per share)

                                                        Fiscal Year Ended June 30,
                                              ------------------------------------------------------
                                               2003        2002       2001       2000        1999
                                              --------   --------   --------   ---------   ---------

Statements of Operations Data:
Total revenues (1)(2)......................   $ 48,100   $ 46,053   $ 50,805   $  83,399   $ 106,024
Operating earnings (loss) (3)(4)...........   $  4,791   $ (8,667)  $ (2,024)  $  (8,143)  $  (3,936)
Net earnings (loss)........................   $  4,206   $ (9,424)  $   (842)  $  (9,662)  $  (5,626)
Net earnings (loss) available to common
   stockholders                               $  4,056   $ (9,574)  $   (842)  $  (9,662)  $  (5,626)
Diluted net earnings (loss) per share......   $   1.28   $  (3.65)  $  (0.33)  $   (4.15)  $   (2.53)
Shares used in computing diluted net
   earnings (loss) per share...............      3,296      2,625      2,566       2,330       2,223
Balance Sheet Data:
Working capital (deficit)..................   $   (943)  $ (4,536)  $ (9,640)  $ (15,340)  $  (3,745)
Total assets...............................   $ 40,211   $ 37,618   $ 50,462   $  64,295   $  83,185
Long-term debt, less current portion.......         --         --         --   $   2,627       3,705
Preferred stock, no par value 5,000,000
   shares authorized;
500,000 shares issued and outstanding .....   $  2,000   $  2,000   $  2,000       -           -
Total shareholders' equity.................   $ 17,029   $ 13,943   $ 23,104    $ 20,890   $  29,257


(1) Revenues and operating costs have been increased in all years by the reclassification of Reimbursable Expenses to comply with EITF 01-14. See notes to the Consolidated Financial Statements on page F-10.

(2) Results shown for fiscal years 2000 and 1999 include revenues and operating costs relating to activities derived from the HR/Payroll product line which was sold in February of 2000. Results for these two fiscal years are therefore not directly comparable with the results of fiscal years 2001 through 2003. See commentary on this in "Results of Operations" on page 10.


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


     We utilize distributors primarily in those geographic areas where we do not maintain a physical presence. Our revenue recognition policies with respect to sales by distributors comply with SOP 97-2 and SAB 101 in that all the revenue recognition criteria listed above are met. In addition, distributors do not have rights of return, price protections, rotation rights, or other features that would preclude revenue recognition. Generally, the value of software license sales to distributors is based on list selling prices to their customer less a discount at a predetermined rate. Similarly, we receive revenue from distributors based on a predetermined percentage of the maintenance fees billed by the distributor to the end customer. The distributor typically retains any fees earned by them for implementation services. Distributorships may or may not be geographically exclusive, and are generally subject to annual renewals by the Company.


     Service revenues generated from professional consulting and training services are recognized as the services are performed. Maintenance revenues, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally 12 months.

     Accounts receivable comprise trade receivables that are credit based and do not require collateral. Generally, our credit terms are 30 days but in some instances we offer extended payment terms to customers purchasing software licenses. We have a history of offering extended payment terms from time to time for competitive reasons. These terms are not offered in connection with any contingencies related to product acceptance, implementation, or any other service or contingency post-transaction, and we have not offered concessions as a result of these terms. Payment arrangements in these circumstances typically require payment of a significant portion of the total contract amount within 30 days of the sale, with 2 or 3 subsequent installments making up the balance payable within 6 months. We have not found collectibility to be compromised as a result of these terms. In no case have payment terms extended beyond 12 months. Based on historical results, we believe that all components of SOP 97-2 are met, including that the arrangement is fixed and determinable.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. On an ongoing basis, we evaluate the collectibility of accounts receivable based upon historical collections and assessment of the collectibility of specific accounts. We specifically review the collectibility of accounts with outstanding accounts receivable balances in excess of 90 days outstanding. We evaluate the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account's financial condition, recent payment history, and discussions with our account executive responsible for the specific customer and with the customer directly. Based upon this evaluation of the collectibility of accounts receivable, an increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If actual results differ, this could have an impact on our financial condition, results of operation and cash flows.

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



                       ROSS SYSTEMS, INC AND SUBSIDIARIES




                                                          Percentage of Revenue
                                                            Fiscal Year Ended              Percentage
                                                                 June 30,              Increase(Decrease)
                                                         ------------------------      ----------------------
                                                          2003      2002      2001     2003/2002    2002/2001
                                                         ------    ------    ------    ---------    ---------

Revenues:
Software product licenses.............................     30%       28%       19%        12%          35%
Consulting and other services.........................     28        28        32          4          (21)
Maintenance...........................................     42        44        49          0          (19)
                                                         ------    ------    ------    ---------    ---------
        Total revenues................................    100%      100%      100%         4%          (9)%
                                                          =====    ======    ======    =========    =========
Operating expenses:
Costs of software product licenses....................      5%        4%        2%        23%          91%
Costs of consulting, maintenance and other services...     36        37        35          1           (3)
Non-cash charge for impairment of capitalized
   software costs ....................................     --        24         -       (100)         100
Software product license sales and marketing..........     23        20        30         20          (37)
Product development...................................     15        22        23        (29)         (11)
General and administrative............................      9        10         9         --           (7)
Provision for uncollectible accounts..................      2         3         3        (42)          (5)
Amortization of goodwill..............................     --        --         1         --         (100)
Non-recurring (benefit) costs.........................     --        (1)        2       (100)        (182)

                                                         ------    ------    ------    ---------    ---------
        Total operating expenses......................     90       119       104        (21)           4
                                                         ------    ------    ------    ---------    ---------
        Operating profit (loss) ......................     10       (19)       (4)        --         (228)
Other expense, net....................................     --        (1)       (2)       (71)         (47)
Gain on sale of product line..........................     --         -         5         --           --
                                                         ------    ------    ------    ---------    ---------
        Profit (loss) before income taxes.............     10       (21)       (2)        --       (1,019)
Income tax benefit (expense)..........................     (1)        -         -        207        1,367
                                                         ------    ------    ------    ---------    ---------

        Net profit (loss).............................      9%      (21)%      (2)%       --        1,037%
                                                          =====    ======    ======    =========    =========





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


     Comparisons of both adjusted revenue and total revenue follow below (in thousands):

                                                                                Adjustment to
                                                                                   Exclude
                                                                 Estimated        Estimated        Actual
                                                               Adjusted (non      HR/Payroll      Revenues
                                                               GAAP) Revenues      Revenues      Fiscal Year
                                         Actual Revenues        Fiscal Year      Fiscal Year        Ended
                                        Fiscal Year Ended      Ended June 30,     Ended June       June 30,
Revenue comparison                          June 30,               2001            30, 2001          2001
                                        2003        2002
                                     ---------------------     --------------   -------------   ------------

Revenues:
Software product licenses..........  $  14,589   $  13,026     $   9,130        $    477        $   9,607
Consulting and other services......     13,489      13,013        14,922           1,598           16,520
Maintenance........................     20,022      20,014        21,717           2,961           24,678
                                     ---------   ---------     ---------        -------------   ------------
        Total revenues.............  $  48,100   $  46,053     $  45,769        $   5,036       $  50,805
                                     ---------   ---------     ---------        ------=------   ------------

                                       11

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

     Adjustments for the sale of the HR/Payroll product line were not required for actual revenues in fiscal years 2003, and 2002. Adjusted revenues, as defined above, were slightly increased by $284,000 at $46,053,000 in fiscal 2002 from $45,769,000 in fiscal 2001. Adjusted software product license revenues increased by 43% from fiscal 2001 to fiscal 2002. Adjusted consulting revenues decreased 12% from fiscal 2001 to fiscal 2002. Since consulting revenue activity generally occurs during the six to nine months following the software license sales, 2002 consulting revenues were adversely affected by the low software license revenues reported in 2001. Adjusted maintenance revenues from first year and renewed maintenance agreements, both of which are recognized ratably over the maintenance period, decreased 8% from fiscal 2001 to fiscal 2002. This decrease in maintenance revenues was due to the fact that the rate of maintenance contract cancellations in fiscal 2002 exceeded the rate at which maintenance contracts for new customers were added to the revenue stream. The rate of cancellations in fiscal 2002 was not abnormally high but the addition of new maintenance contracts in fiscal 2002 was adversely affected by the low software license sales in 2001.


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

     Software product license revenues in the North American market increased by 78% in fiscal 2003 when compared to fiscal 2002. Software product license revenues in the North American market decreased by 18% in fiscal 2002 over fiscal 2001. We believe that the North American decrease in software license sales in fiscal 2002 was due to an industry-wide slowdown in North America of sales of enterprise resource planning (ERP) software during that period. In the aftermath of the September 11, 2001 terrorist attack, prospective customers became more cautious in general about spending on new projects and capital items as an atmosphere of economic uncertainty prevailed. This cautious outlook prevailed for some time until in fiscal 2003 when we experienced a turnaround in the volume of software sales in North America due to both a slight improvement in the economic trading conditions in the process manufacturing sector, and increasing benefits arising from our consistently applied marketing efforts during fiscal 2002 and 2003. While not yet significant, total sales of approximately $427,000 of the recently introduced iRenaissance CRM (Customer Relationship Management) product also began to contribute to revenues in both Europe and North America in fiscal 2003. In the European market during fiscal 2003, our software license sales grew by 8%. This increase was experienced primarily in the United Kingdom and Northern Europe. In the United Kingdom, a new sales director was appointed at the beginning of calendar year 2003 to replace the country manager and he led his sales team to an immediate improvement in software license sales. In Northern Europe software license sales were increased mainly by gaining increased visibility of our products by increased attendance at trade shows in the region. In fiscal 2003, sales in Spain were down 10% on the prior year, but this was after increasing software license revenues in fiscal 2002 by 164% over fiscal 2001. This increase was due to our Spanish subsidiary gaining market recognition through exposure in industry publications and entering into strategic partnerships with other software vendors. The software license revenue performance of the Spanish subsidiary in fiscal 2002 was the dominant cause of the overall 74% increase in software license revenues in Europe in fiscal 2002 when compared to fiscal 2001. European revenues in fiscal 2003 were also enhanced by approximately $2,100,000 due to more favorable foreign exchange rates on average during the year, when compared to fiscal 2002. Software license sales in the Asia/Pacific Rim region decreased by 71% to $841,000 in fiscal 2003 after increasing by 148% to $2,853,000 in fiscal 2002, from $1,150,000 in fiscal 2001. The software license revenues in fiscal 2002, of approximately $2,853,000, comprised mainly of sales to our distributor in Japan and provided them with software product for sales to new customers in their region. Orders for new licenses from our distributor in Japan did not recur at similar levels in fiscal 2003, thus sales to this distributor in fiscal 2003 were confined to royalties on revenues earned from their existing customer base, and resulted in lower revenues of approximately $841,000 in that region.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


     Revenues from consulting and other services (which are recognized as performed) correlate with software product license revenues (which are recognized upon delivery), so that when software product license revenues increase or decrease, future period services revenues generally increase or decrease respectively as a result. In fiscal 2003, consulting and other services revenues increased by 4% over fiscal 2002 revenues. This increase was the net result of a 37% increase in North America and an 18% decrease internationally. The North American services revenues benefited from the steady increase in North American software license revenues over the fiscal year, while the international services revenues were adversely affected by the timing of the increase in software license revenues being predominantly in the last quarter of the fiscal year. This meant that most of the services revenues associated with these fourth quarter license revenues will be earned in fiscal 2004. In fiscal 2002, consulting and other services revenues decreased 20%, from fiscal 2001 results. Fiscal 2002 consulting revenues were adversely affected by the low software license revenues reported in 2001.

     Revenues from first year maintenance contracts and renewable maintenance were unchanged in fiscal 2003 as compared to fiscal 2002. During fiscal years 2002 and 2001, declines in maintenance revenues were experienced due to an excess of the value of maintenance revenue contracts cancelled over the value of new renewable maintenance revenue contracts being added to the maintenance base. During fiscal 2003, the retention of existing renewable maintenance contracts improved. At the same time, maintenance revenue accruing from new customers acquired during the prior year increased in proportion to the improvement in software license revenues in the prior fiscal year. In addition, first year maintenance revenues benefited from the increase in software license sales in the current fiscal year. The effect of these trends was to keep maintenance revenues constant in fiscal 2003 as compared to fiscal 2002.

     Our international operations, as a percentage of total revenues for fiscal 2003, 2002 and 2001 was 40%, 45% and 33% respectively.

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

     Costs of consulting, maintenance and other services. Costs of consulting, maintenance and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other costs of sales. From time to time we also use outside consultants to supplement Company personnel in meeting peak customer consulting demands. Costs of consulting, maintenance and other services, net of reimbursable expenses, increased by 1% to $17,193,000 in fiscal 2003 from $17,023,000 in fiscal 2002, and had decreased 3% in fiscal 2002 from $17,595,000 in fiscal 2001. Fiscal 2003 consulting revenues were relatively constant as compared to fiscal 2002, and this resulted in the similar pattern exhibited in the consulting, maintenance and other services costs. The lower levels of expenditure in fiscal 2002 compared to fiscal 2001, reflects savings of approximately $572,000 in employee related costs as a result of a headcount reduction of approximately 127 consulting personnel early in fiscal 2001, net of additions during fiscal 2002 of approximately 10 service personnel.

     Software Product License Sales and Marketing Expenses. Software product license sales and marketing expenses increased by 20% to $11,384,000 in fiscal 2003, from $9,461,000 in fiscal 2002, and decreased by 37% to $9,461,000 in fiscal 2002 from $15,026,000 in fiscal 2001. The increase in fiscal 2003 was due to higher expenditures on sales and marketing of $531,000 in North America and $434,000 in Europe, combined with an escalating effect attributable to a stronger Euro Dollar and British Pound accounting for approximately $958,000 of the increase in European expenditures. These increases were caused primarily by increases in commissions and incentive compensation expenses. The decrease of $5,565,000 for fiscal 2002 over fiscal 2001, was a result of lower expenditures due primarily to reductions of sales and marketing personnel and related costs totaling approximately 74 employees from fiscal year 2002 as compared to fiscal 2001. Specifically, the decrease comprises approximately $3,600,000 relating to employee base compensation and benefits costs, and other expense reductions including approximately $514,000 in travel and entertainment, $300,000 in incentives and commissions, $720,000 in facilities and communications, $190,000 in marketing expenses, and $241,000 in other costs.

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


                                                                              Fiscal Year Ended June 30,
                                                                          -------------------------------
                                                                             2003      2002        2001
                                                                          --------   --------   ---------
Product development, net of capitalized computer software costs and
   amortized computer software costs....................................  $  7,230   $ 10,241   $  11,496
        Amortization of previously capitalized software development
       costs............................................................    (4,702)    (7,184)     (7,369)
                                                                          --------   --------   ---------
        Expenses, excluding  amortization...............................     2,528      3,057       4,127
         Software development costs capitalized  during the year........     4,239      4,181       6,878
                                                                          --------   --------   ---------
Total  expenditures.....................................................  $  6,767   $  7,238   $  11,005
                                                                          --------   --------   ---------
Total expenditures as a percent of total revenues.......................        14%        16%         22%
                                                                          ========   ========   =========


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

     General and Administrative Expenses. General and administrative expenses were relatively constant in the three fiscal years ending June 30, 2003, 2002 and 2001, at $4,376,000, $4,393,000 and $4,737,000 respectively. Various cost-saving measures and controls, coupled with improved productivity through the implementation of streamlined systems, have contributed to stability in costs relating to our administrative infrastructure and personnel. Costs in this area have been contained by avoiding increases in headcount, by strict control of capital expenditures, and an overall cost consciousness promoted mainly through management's focus on budgetary control over spending. During fiscal 2003, a decrease in property insurance of approximately $100,000, was offset by a net increase after departmental allocations, of $121,000 in employee related costs, in comparison to expenditures for the same expense items in fiscal 2002. During fiscal 2002, savings of approximately $150,000 in legal costs, $114,000 in travel costs, $97,000 due to the closure of the French operation, and $273,000 in other headcount related reductions in Europe were offset by an increase in North American salaries and wages of approximately $208,000, when compared to expenditures incurred for the same items in fiscal 2001. Capital expenditures were reduced by strictly enforcing our authorization process, and purchasing only essential items, and this helped to reduce depreciation by approximately $70,000, and $47,000 for fiscal years 2002 and 2003 respectively when compared to fiscal years 2001 and 2002 respectively.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


     Provision for Doubtful Accounts. In fiscal years 2003, 2002, and 2001, we recorded provisions for doubtful accounts of $831,000, $1,444,000, and $1,514,000, respectively. These provisions represent management's best estimate of the doubtful accounts for each period. The improving trend in the provision for doubtful accounts over the three fiscal years represented, has been made possible in part, by tighter and more effective processes over accounts receivable collections. In general, a customer's ability to access certain of our maintenance services is contingent on maintaining their account in good standing, and this has encouraged customers to be current on their accounts and resolve any outstanding issues promptly. In Europe, where the accounts receivable collections performance has been somewhat weaker than that in North America, we made changes to managers' compensation terms, providing incentives on improvements in receivables collections performance. In addition, a distributor policy change in Europe is slowly taking effect, whereby upon renewal of a distributor's contract, we assume the billing of the distributor's customers, and thereby are able to better control the receivable balances due by the distributor and its customers.

     Amortization of Other Assets. Amortization of other assets was zero in fiscal years 2003 and 2002 compared to $691,000 in fiscal 2001. This reflects the change in accounting treatment due to compliance with the new accounting pronouncement, SFAS No. 142, on Goodwill and Other Intangible Assets. See Note
(1) in the Notes to the Consolidated Financial Statements on page F-10.

     Intangible assets are reviewed for impairment in value in accordance with Statement of Financial Accounting Standards No. 142. Our recorded goodwill relates to the acquisition of HiPoint Systems Inc. in fiscal 1999, the acquisition of Bizware, Inc. in fiscal 1998, and the acquisition of our Spanish distributor in fiscal 1997. After application of the principles of SFAS142, we believe that the assets are not impaired and are properly stated at their current carrying value.

     Non-Recurring Items. The non-recurring gain reflected in fiscal 2002, was a result of the gain of $650,000 arising from the reduction of the reserve previously created in fiscal year 2001 for the closure of the French office.

     At the end of the first quarter of fiscal 2001, we recorded an expense of $790,000 being severance payments associated with 125 employees. Staffing levels were scrutinized with a view towards eliminating overhead positions where possible, and reducing the number of billable consultants in geographic regions or areas of expertise where acceptable productivity levels were not being regularly achieved. In North America, position eliminations comprised approximately 21in marketing and sales, 47 services consultants, 23 development personnel, and 8 employees in administration and finance. In Europe, the positions of approximately 26 employees from various functional areas were eliminated.

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

     The change in technology direction occurred during the fourth quarter of fiscal 2002, when the internet related functionality of the iRenaissance product was re-directed from the "java" based initial development used in the Resynt product line to the Microsoft ".net" technology. A new, formal development relationship with Microsoft was launched to support the requirements of the new technology direction. This strategic re-direction was based on our belief that the .net technology will serve us and our customers better in the future, due to fuller market penetration, better standards of compatibility, and superior technical adaptability. The result of this change was that prior development in the former java environment became obsolete. Effective April 1, 2002, the amount of $5,488,000, representing all unamortized software-project balances relating to this, was expensed.


     On April 23, 2002, we announced the General Availability of Gembase Version
6.0. This version of Gembase, the 4GL language used for the development of the iRenaissance products, contained major functionality differences to prior versions, rendering all prior versions obsolete. As a result, development and maintenance of all versions prior to 6.0 were discontinued and no further sales using these versions would be contemplated. In addition, customers using these versions would be strongly encouraged to upgrade to version 6.0 because we no longer supported development of any Gembase release lower than version 6.0. Upgrades to the 6.0 version were strongly supported and to encourage and facilitate customers' upgrading, the product was designed to make the transition straight-forward. Since Gembase versions lower than 6.0 would not contribute any further revenue to the Company, even in the short-term, the related unamortized software-project balances amounting to $943,000 were expensed.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

     On May 22, 2002 we announced the release of iRenaissance version 5.7. This version was significantly changed from the prior versions. Previous to this release, upgrades from any version less than 4.4 to the latest version were technically challenging resulting in an environment not conducive to customer upgrades. Version 5.7 offered a straight-forward upgrade capability to customers on previous versions. In addition, version 5.7 contained a new "engine" at its core, which significantly changed the way the software operated internally and resulted in improved operating efficiencies. Since customers on versions lower than 4.4 could now upgrade without difficulty, we were able to discontinue the development and support of all versions prior to 4.4. No further sales using these versions would be contemplated. This had the effect of rendering all releases of iRenaissance which were lower than 4.4 obsolete. Since iRenaissance versions lower than 4.4 would not contribute any further license revenue, the related unamortized software-project balances amounting to $3,333,000 were expensed.

     During May 2002, we terminated further work on general enhancements of the COBOL technology based Renaissance Classic product line and a twofold decision was made; to continue working with specific customers on custom product development, and to introduce a general sales program of free software license upgrade from the Classic product to the latest release of the iRenaissance product line for customers who remain on maintenance. We continue to support those customers who remain active users until they schedule their upgrade conversion to iRenaissance. Since no future revenues are expected from the general enhancements capitalized to date, the aggregate, unamortized software-project balances amounting to $1,174,000 were expensed.

     Other Income and Expense. Interest income has diminished over the fiscal years 2001 through 2003 due to lower interest rates. Interest expense decreased in fiscal 2003 as compared to fiscal 2002, and 2002 as compared to fiscal 2001, due to improved cash flows from operations and the resultant lower utilization of our revolving credit facilities. Foreign exchange benefit and expense arises on converting foreign currency transactions or short-term balances to local currency throughout the year. Foreign exchange losses in fiscal 2003 were insignificant in comparison to $181,000 in fiscal 2002 which was due to net adverse movements in currency exchange rates during that year.


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

     At June 30, 2003, we had net operating loss carryforwards of approximately $34,370,000 $25,354,000 and $7,187,000 for federal, state and foreign tax purposes, respectively, which expire between 2005 and 2020.

     In all the years presented, we have reserved in full the deferred tax assets which comprise primarily of net operating loss carryforwards. At which time it is determined that it is more likely than not that they will be utilized, the valuation reserve will be removed.


Liquidity and Capital Resources

     Historically we have funded the operations of our business out of operating activities. Changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of changes in working capital. Changes in working capital, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between collection of fees billed and payment of operating expenses. During fiscal 2003, net cash provided by operating activities increased by $5,033,000 to $10,108,000 in fiscal 2003, from $5,075,000 in fiscal 2002. In fiscal 2002,
net  cash  provided  by  operating   activities  decreased  by  $8,983,000  from
$14,058,000 in 2001 to $5,075,000 in 2002. After adjusting net income for non-cash expense items only, cash provided by operating activities decreased by $446,000 to $10,460,000 in fiscal 2003, from $11,126,000 in fiscal 2002. Cash used due to charges in working capital only, decreased $5,479,000 in fiscal 2003 as compared with fiscal 2002 to $572,000, as compared to cash used for working capital purposes of $6,051,000 in fiscal 2002.

     Accounts receivable increased from 2002 to 2003 but to a lesser magnitude than from 2001 to 2002. This was due to less cash being used by the increase in accounts receivable in fiscal 2003, and resulted in a comparative increase in cash provided by operating activities of $2,400,000 from receivables. This was caused by continual improvements in cash collections in fiscal 2003 described more fully above.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


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


     The net cash used for investing purposes decreased in fiscal 2003 by $792,000 to $4,111,000 from $4,903,000 in fiscal 2002, and decreased by $256,000 in fiscal 2002, from $5,159,000 in the prior year. This represents a stable pattern of investment in capitalized software in fiscal years 2003 and 2002. In fiscal 2001, investment in capitalized software was higher due to continued investment in the HR/Payroll product line for eight months of the year until the product line was sold in February 2001. In fiscal 2003 cash used in investing was partially offset by cash of $850,000 arising from the repayment of a note receivable from a former distributor who from whom we had acquired Ross Systems Iberica, our Spanish subsidiary.

     Cash flows used in financing activities increased $1,875,000 from net repayments in the prior year of $604,000 to net repayment in fiscal 2003 of $2,479,000. Of this increase, $1,345,000 represented purchases of Ross shares into treasury stock. The repurchase of treasury stock comprised principally of a one time purchase of $1,260,000 from a former distributor who had acquired the shares pursuant to our purchase from him of Ross Systems Iberica, our Spanish subsidiary. The balance of the increase in cash used in financing activities was an increase in repayments under our credit lines of $612,000 in 2003 as compared to $555,000 in fiscal 2002. We have reduced our use of our credit lines as liquidity has improved. In fiscal 2002 there were no significant capital receipts or repayments. In fiscal 2001, net repayments of capital leases and long term debt were $1,723,000, and we received $2,000,000 in a preferred stock issuance. We financed our continuing operations during fiscal 2003 through cash generated from operations and available credit facilities. We expect to fund our activities through fiscal 2004 with positive cashflows generated from continuing operations.

     At June 30, 2003, we had $8,628,000 of cash and cash equivalents. During the first quarter of fiscal 2003, we secured a new revolving credit facility from Silicon Valley Bank, which replaced the facility expiring in September 2002. This facility, with a maturity date of September 23, 2004, incorporates a maximum credit line of $5,000,000, and an interest rate of prime plus 2% (approximately 6.75% at September 2, 2003. Borrowings under the credit facility are collateralized by substantially all assets of the Company. At June 30, 2003, we had approximately $2,131,000 outstanding against the $5,000,000 revolving credit facility, and based on the eligible accounts receivable at June 30, 2003, our cash plus our remaining borrowing capacity under the revolving credit facility totaled approximately $9,091,000. This represents an increase in total availability of cash at June 30, 2003 of $3,558,000 from June 30, 2002.

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


Funding Obligations


     As of June 30, 2003, our contractual commitments and obligations that require funding from operations in fiscal 2004 and subsequent years were as follows (in thousands):



                                       Total Payments                 Less than               More than 5
                                       --------------                 ---------               -----------
                                           Due            1 year      1-3 years   3-5 years     years
                                           ---            ------      ---------   ---------     -----

 Operating leases..................       $ 5,256         $ 1,384     $  1,450    $   592     $   1,830
Unconditional purchase obligations             --              --           --         --           --

Debt repayment obligations ........            --              --           --         --           --

                                           ------          ------       ------      ------       ------
Total future minimum cash payment         $ 5,256         $ 1,384     $ 1,450     $   592     $  1,830
   obligations ....................        ======          ======       ======      ======       ======



     Operating lease payments included in the above table decline significantly in fiscal 2005 since our real estate lease for our Atlanta office expires in April 2004. We expect to reduce our rent, either by negotiation with our current landlord, or by relocation within the Atlanta area. We anticipate that our new lease will involve base rentals of $325,000 to $440,000 per year which are not reflected in the table above since we have yet not entered into the new lease agreement.


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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


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

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("Statement 150"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 requires that certain mandatorily redeemable financial instruments issued in the form of shares are to be classified as liabilities rather than equity. We have no outstanding financial instruments that fall into the definitions covered by this Statement. The application of Statement 150 did not have a material impact on our financial statements.

     Risk Factors

          Our proposed merger with chinadotcom Corporation could have an adverse effect on our business because preparations for closing will consume our management's time and will result in material costs and expenses.

          On September 4, 2003, we entered into a merger agreement with chinadotcom Corporation. Preparations for the merger will be a material expense, will consume much of executive management's time and may result in potential customers deferring purchasing decisions until they understand the form of and reasons for the merger, any of which could have an adverse effect on our business model and results of financial operations. These adverse effects will be intensified if the merger is not completed.

          Our software license revenues can be almost immediately adversely affected by decreases in customer demand and even relatively minor delays in customer purchasing decisions.


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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


          Because our operating expenses are based in large part on anticipated revenues, even small variations in the time at which we recognize revenues can cause significant variation in our operating results from quarter to quarter.


          Our operating expenses are based in large part on anticipated revenue levels, including revenue from software sales agreements that we expect to sign. We sometimes defer our recognition of revenue from software sales agreements that we sign during a quarter to future periods, based on our revenue recognition criteria. Because a high percentage of our expenses are relatively fixed, a small variation in the timing of the recognition of specific revenues can cause significant variation in operating results from quarter to quarter.


          The recent economic slow-down may cause customer demand to decrease and price competition among our competitors to intensify, either of which would adversely affect our operating results.


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

          The rapid development and maturation of technology in our industry and the strengthening our competitors in light of industry consolidation may make it difficult for us to compete effectively, which would harm our operating results and financial condition.

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

              Our stock price is subject to significant volatility due to changes in economic conditions and announcements of new products or significant fluctuations in quarterly results of our company or our competitors.

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

              We may not be able to adequately protect our intellectual property against unauthorized third party copying or use, in part because the laws of other countries do not offer the same protection as the laws of the U.S., and any such inability could significantly reduce our revenues and profitability.


          Our business may suffer if we cannot protect our intellectual property. We generally rely upon copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain proprietary rights in our technology and products. However, there can be no assurance that any of our proprietary rights will not be challenged, invalidated or circumvented. In addition, the laws of certain countries do not protect proprietary rights to the same extent as do the laws of the United States. Therefore, there can be no assurance that we will be able to adequately protect our proprietary technology against unauthorized third-party copying or use, which could adversely affect our competitive position and could significantly reduce our revenues and profitability. Further, there can be no assurance that we will be able to obtain licenses to any technology that may be required to conduct our business or that, if obtainable, such technology could be licensed at a reasonable cost.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


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


         Executive Officers of Ross Systems
         ----------------------------------


                      Name                       Age                        Position
                      ----                       ---                        --------

     J. Patrick Tinley......................     55      Chairman  and CEO, and Director

     Robert B. Webster......................     56      Executive Vice President Operations and
                                                         Secretary

     Verome M. Johnston.....................     38      Vice President and Chief Financial Officer

     Eric W. Musser.........................     38      Vice President and Chief Technology Officer

     Rick Marquardt.........................     50      Senior Vice President Marketing and Sales






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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


     ITEM 11. EXECUTIVE COMPENSATION

     ROSS EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

     The following table sets forth certain information regarding compensation earned during each of Ross' last three fiscal years by Ross' Chief Executive Officer, and each of Ross' four other most highly compensated executive officers, based on salary and bonus earned during fiscal 2003 (the "Named Executive Officers").





                                                                                                 Long Term
                                                                Annual Compensation          Compensation Awards
                                                                -------------------          -------------------
                                                                              Other         Securities
                                                                             Annual         Underlying       All Other
                                      Fiscal                              Compensation       Options/      Compensation
     Name and Principal Position       Year    Salary(4)     Bonus(4)          (1)          SARs (#)(2)         (3)
     ---------------------------       ----    ---------     --------          ---          -----------         ---

     J. Patrick Tinley.............     2003   $315,000      $165,600(4)     $12,000        100,000           $2,000
        Chairman and Chief Executive    2002    307,500       114,000         10,400         15,000            2,000
              Officer                   2001    292,500        41,400         10,400         12,000            1,000

     Robert B. Webster.............     2003   $210,000      $110,400(4)     $12,000         70,000           $2,000
        Executive Vice President,       2002    205,000       100,000         12,000         10,000            2,000
           and
              Secretary                 2001    195,000        43,000         12,000          9,000            1,000

     Gary Nowacki..................     2003   $179,800      $120,006(5)     $10,000          5,000           $2,000
        VP, North American Sales        2002    179,800        56,481         10,000         10,000            2,000
                                        2001    142,000        67,500         10,000          6,500            1,000

     Rick Marquardt................     2003   $200,000       $62,540(6)     $10,000         10,000           $2,000
        Senior VP, World Wide Sales     2002    141,160        14,123          7,500         10,000           $2,000
           and Marketing


     Eric W. Musser................     2003   $175,000       $44,275(4)     $10,000         10,000           $2,000
         VP, Development                2002   $178,875        50,000         10,000         10,000           $2,000
                                        2001    151,125        19,000         10,000          9,000            1,000



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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


     OPTION/SAR GRANTS IN FISCAL YEAR ENDED JUNE 30, 2003

     The following table describes the grant of options to the Named Executive Officers during fiscal 2003.




                                                                                          Potential Realizable Value at
                                                                                              Assumed Annual Rates
                                                                                                 of Stock Price
                                                                                             Appreciation for Option
                                                  Individual Grants in Fiscal 2003                  Term (4)
                                                  --------------------------------                  --------
                                 Number of
                                Securities
                                Underlying    Percent of Total
                                 Options/       Options/SARs
                                   SARs          Granted to      Exercise
                                  Granted       Employees in       Price     Expiration
     Name                         (#)(1)      Fiscal Year (2)   ($/Sh) (3)    Date (2)          5%              10%
     ----                         ------      ---------------   ----------    --------        --------    -----------

     J. Patrick Tinley........     50,000          19.8%           7.26     9/24/2012          591,289       941,529

     J. Patrick Tinley........     50,000          19.8%           7.95     12/5/2012          647,486     1,031,013

     Robert B. Webster........     50,000          19.8%           7.26     9/24/2012          591,289       941,529

     Robert B. Webster........     20,000           7.9%           7.95     12/5/2012          258,994       412,405

     Rick Marquardt...........     10,000           4.0%           7.26     9/24/2012          118,258       188,306

     Eric W. Musser...........     10,000           4.0%           7.26     9/24/2012          118,258       188,306

     Gary Nowacki.............      5,000           2.0%           7.25     11/4/2012           59,047        94,023



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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table provides information related to options exercised by the Named Executive Officers during fiscal 2002 and the number and value of options held at June 30, 2003. Ross has not granted any SARs.




                                                              Number of Securities            Value of Unexercised
                                                             Underlying Unexercised               In-the-Money
                                                                Options/SARs at                 Options/SARs at
                                                                 June 30, 2003                  June 30, 2003(2)
                                                                 -------------                  ----------------
                                Shares
                               Acquired       Value
                                  on         Realized
     Name                     Exercise(#)      (1)        Exercisable    Unexercisable    Exercisable    Unexercisable
     ----                     -----------      ---        -----------    -------------    -----------    -------------
     J. Patrick
        Tinley.........            --       $    --           36,870         119,350         $58,005        $809,345
     Robert B. Webster.....      3,750        18,900           5,300          83,200          1,760          580,490
     Rick Marquardt........        --            --            2,500          17,500          23,650         139,150
     Eric W.
        Musser..........           --            --           11,300          23,700          51,797         164,352
     Gary Nowacki..........      1,250        14,725           5,125          16,375          26,697         144,247



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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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




       -----------------------------------------------------------------------------------------------------------------
       Name                                                     Common Stock               Series A Preferred Stock
       -----------------------------------------------------------------------------------------------------------------
                                                    Number of    Number of    Percentage      Number of     Percentage
                                                    Shares(1)   Options(2)     of Class        Shares        of Class
       ------------------------------------------- ------------ ------------ ------------- ---------------- ------------
       Alvin Johns                                   51,754        6,476         1.9%             --             --
       ------------------------------------------- ------------ ------------ ------------- ---------------- ------------
       Robert B. Webster **                          52,401      133,500         6.0%             --             --
       ------------------------------------------- ------------ ------------ ------------- ---------------- ------------
       J. Patrick Tinley **                          31,041      210,215         7.7%             --             --
       ------------------------------------------- ------------ ------------ ------------- ---------------- ------------
       Oscar Pierre Prats                             3,625        5,175          *               --             --
       ------------------------------------------- ------------ ------------ ------------- ---------------- ------------
       Gary Nowacki                                  14,684        9,875          *               --             --
       ------------------------------------------- ------------ ------------ ------------- ---------------- ------------
       Eric W. Musser                                 6,346       15,950          *               --             --
       ------------------------------------------- ------------ ------------ ------------- ---------------- ------------
       Verome M. Johnston                             3,986       10,500          *               --             --
       ------------------------------------------- ------------ ------------ ------------- ---------------- ------------
       Bruce J. Ryan                                    --         9,200          *               --             --
       ------------------------------------------- ------------ ------------ ------------- ---------------- ------------
       Frank M. Dickerson                               --        13,000          *               --             --
       ------------------------------------------- ------------ ------------ ------------- ---------------- ------------
       J. William Goodhew, III                          --         9,200          *               --             --
       ------------------------------------------- ------------ ------------ ------------- ---------------- ------------
       Rick Marquardt                                   123        7,500          *               --             --
       ------------------------------------------- ------------ ------------ ------------- ---------------- ------------
       Richard Thomas                                 1,448        2,375          *               --             --
       ------------------------------------------- ------------ ------------ ------------- ---------------- ------------
       All officers and directors as a group (12    165,408      432,966       19.2%              --             --
       persons)
       ------------------------------------------- ------------ ------------ ------------- ---------------- ------------
       Benjamin W. Griffith III                     152,500         --         20.5% (3)       500,000 (4)       100%

       ------------------------------------------- ------------ ------------ ------------- ---------------- ------------

*Less than 1%.
** Number of options exercisable within 60 days includes accelerated vesting of certain options due to a change of control pursuant to the proposed merger.

(1) The table is based upon information supplied by executive officers, directors and principal stockholders. Unless otherwise indicated, each of the stockholders named in the table has sole voting investment and/or dispositive power with respect to all shares of common stock shown as beneficially owned, subject to community property laws where applicable and to the information contained in the footnotes to this table
(2) These are options which are exercisable for common stock within 60 days of September 24, 2003.
(3) Mr. Griffith owns 4.9% of the total number of shares of outstanding common stock.
(4) The 7.5% Series A Convertible Preferred Stock has one vote per share and votes with the common stock on most matters. These shares may be converted at the rate of one preferred share for one common stock share. These shares must be converted by June 29, 2006.

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES




                                                                                            Number of Securities
                                                                                          Remaining Available for
                                                                                           Future Issuance Under
                               Number of Securities to        Weighted-Average (1)       Equity Compensation Plans
                               be Issued upon Exercise         Exercise Price of           (Excluding Securities
                               of Outstanding Options,        Outstanding Options,         Reflected in the First
                                 Warrants and Rights           Warrant and Rights                 Column)
        Plan Category                    (#)                         ($)(1)                         (#)
    -----------------------    -------------------------     -----------------------    -----------------------------
    Equity compensation
    plans approved by
    security holders                  576,063                       $9.62                        266,960



    Equity compensation
    plans not approved by
    security holders                       --                          --                             --

            Total                      576,063                       $9.62                        266,960




(1) Pursuant to a resolution passed by Ross stockholders at the annual meeting held November 15, 2001, the number of shares available for issuance under the 1991 Employee Stock Purchase Plan is automatically increased annually by the lesser of 35,000 shares or 1.5% of the outstanding shares of Ross common stock.

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


      ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     AUDIT AND RELATED FEES BILLED TO ROSS DURING FISCAL 2003 AUDIT FEES

     BDO Seidman billed Ross an aggregate of $186,000 for expenses and professional services rendered for the (1) audit of the annual consolidated financial statements for fiscal year 2003 included in Ross' Annual Report on Form 10-K/A and (2) the review of the consolidated financial statements included in Ross' quarterly reports on Form 10-Q. FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES Ross did not engage BDO Seidman to provide advice to it regarding financial information systems design and implementation during the fiscal year ended June 30, 2002. ALL OTHER FEES BDO Seidman billed Ross an aggregate of $92,000 for all other non-audit services rendered to it during fiscal 2003. The following table summarizes the approximate aggregate accounting fees billed to Ross for its 2003 fiscal year:


         Audit fees                                                                    $  186,000
         Financial information systems design and implementation fees                  $      --
         All other fees:(1)                                                            $   92,000
                                                                                       ----------
         Total fees                                                                    $  278,000

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


                                     PART IV


     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

     1.   Consolidated   Financial   Statements.   The  following   Consolidated
          Financial Statements of Ross Systems, Inc. are filed as part of this report:

                                                                                                          Page
                                                                                                          -----
Report of BDO Seidman , LLP, Independent Certified Public Accountants...................................   F-1
Fiscal 2001, and 2000 Report of Arthur Andersen LLP, Independent Public Accountants.....................   F-2
Consolidated Balance Sheets at June 30, 2003 and 2002...................................................   F-3
Consolidated Statements of Operations--Years Ended June 30, 2003, 2002, and 2001........................   F-4
Consolidated Statements of Cash Flows--Years Ended June 30, 2003, 2002, and 2001........................   F-5
Consolidated Statements of Shareholders' Equity--Years Ended June 30, 2003, 2002, and 2001..............   F-6
Notes to Consolidated Financial Statements..............................................................   F-7



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

                                ROSS SYSTEMS, INC.


                                By:     /s/ J. Patrick Tinley
                                    --------------------------------------------
                                          J. Patrick Tinley
                                             Chairman and
                                       Chief Executive Officer


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



                Signature                                        Title                                     Date
                --------                                          ----                                     ----

          /s/ J. Patrick Tinley               Chairman and Chief Executive Officer                  September 22, 2003
            ----------------------------       (Principal Executive Officer)
              J. Patrick Tinley

          /s/ Robert B. Webster               Executive Vice President Operations, Company          September 22, 2003
            ----------------------------       Secretary and Director
              Robert B. Webster

          /s/ Verome M. Johnston              Vice President and Chief Financial Officer            September 22, 2003
            ----------------------------       (Principal Financial and Accounting
              Verome M. Johnston                   Officer)

          /s/ J. William Goodhew III            Director                                            September 22, 2003
             ---------------------------
              J. William Goodhew III

          /s/ Frank M. Dickerson                Director                                            September 22, 2003
             ---------------------------
              Frank M. Dickerson

          /s/ Bruce J. Ryan                      Director                                           September 22, 2003
             ---------------------------
              Bruce J. Ryan

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                               ROSS SYSTEMS, INC.
                          ANNUAL REPORT ON FORM 10-K/A
                            YEAR ENDED JUNE 30, 2003
                               ROSS SYSTEMS, INC.
                                INDEX TO EXHIBITS



Exhibit No.                        Description
----------                         -----------

     2.1 Asset Sale Agreement between Registrant and Now Solutions LLC dated March 5, 2001 (1)
     3.1  Certificate of Incorporation of the Registrant, as amended (2)
     3.2  Bylaws of the Registrant, as amended (2)
     3.3 Amendment to the Certificate of Incorporation of the Registrant, dated April 26, 2001, for the 1 for 10 Reverse Stock Split.(3)
     4.1 Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock of the Registrant (4)
     4.2 Form of the subordinated debenture agreement due February 6, 2003 issued by the Registrant to each investor (6)
     4.3  Registration Rights Agreement between the Registrant and each Investor
          (6)
     10.1 Preferred Share Rights Agreement, dated September 4, 1999 between the Registrant and Registrar and Transfer Company (5)
     10.2 Employment Agreement dated January 7, 1999, modified March 24, 2003, between Mr. Patrick Tinley and the Registrant (8)
     10.3 Employment Agreement dated September 13, 1999, modified March 24, 2003, between Mr. Robert B. Webster and the Registrant (8)
     10.4 Convertible Preferred Stock Purchase Agreement dated June 29, 2001 between Registrant and Benjamin W. Griffith, III (7)
     10.5 Loan and Security Agreement dated September 24, 2002 between Registrant and Silicon Valley Bank (3)
     21.1 Listing of Subsidiaries of Registrant
     23.1 Consent of BDO Seidman, LLP
     24.1 Power of Attorney (included on signature page)
     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                                   ------------


     (1) Incorporated by reference to the exhibit filed with the Registrant's current Report on Form 8-K/A filed May 15, 2001.

     (2) Incorporated by reference to the exhibit filed with the Registrant's current Report on Form 8-K filed July 24, 1998.

     (3) Incorporated by reference to the exhibit filed with the Registrant's current Report on Form 10K/A filed October 2, 2002

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Ross Systems, Inc.

We have audited the accompanying consolidated balance sheets of Ross Systems, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. We have also audited the financial statement schedule for the years ended June 30, 2003 and 2002 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The Company's consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2001, prior to the adjustments discussed in the summary of significant accounting policies, were audited by auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and schedule in their report dated August 17, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ross Systems, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2003 and 2002 schedules present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, during the year ended June 30, 2002 the company changed the manner in which it records reimbursement of out-of- pocket expenses upon the adoption of the accounting standards in of Emerging Issues Task Force Issue 01-14.

As discussed in Note 1, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting standards in Statement of Financial Accounting Standards No. 142 on July 1, 2001,

As discussed above, the financial statements of Ross Systems Inc. and subsidiaries as of June 30, 2001, and for each of the two years in the period ended June 30, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated to reflect the adoption of Emerging Issues Task Force Issue 01-14 and revised to include the transitional disclosures required by SFAS No. 142. We audited the adjustments described in Note 1 that were applied to restate the 2001 financial statements to reflect the adoption of Emerging Issues Task Force Issue 01-14. We also audited the adjustments reflected in the transitional disclosures required by SFAS No. 142. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of the company, other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.



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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                                       June 30,
                                                                                               ------------------------
                                                                                                  2003          2002
                                                                                               ---------      ---------
              ASSETS
Current assets:
   Cash and cash equivalents................................................................   $   8,628      $   5,438
   Accounts receivable, less allowance for doubtful accounts
      of  $1,532 and $3,379, at 2003, and 2002 respectively.................................      12,880         12,319
   Prepaid and other current assets.........................................................         731            532
   Note receivable from related party.......................................................           -            850
                                                                                               ---------      ---------
      Total current assets..................................................................      22,239         19,139
Property and equipment, net.................................................................       1,406          1,450
Computer software costs, net ...............................................................      13,573         14,036
Other assets................................................................................       2,993          2,993
                                                                                               ---------      ---------
      Total assets..........................................................................   $  40,211      $  37,618
                                                                                               =========      =========
  LIABILITIES AND SHAREHOLDERS'
              EQUITY
Current liabilities:
   Short term debt..........................................................................   $   2,800      $   3,967
   Accounts payable.........................................................................       2,978          2,682
   Accrued expenses.........................................................................       4,940          4,476
   Income taxes payable.....................................................................         261             15
   Deferred revenues........................................................................      12,203         12,535
                                                                                               ---------      ---------
      Total liabilities.....................................................................      23,182         23,675
                                                                                               ---------      ---------

Commitments and Contingencies

Shareholders' equity:
    Convertible Preferred stock, no par value 5,000,000 shares authorized; 500,000 shares
   issued and outstanding...................................................................       2,000          2,000
   Common stock, $0.001 par value; 15,000,000 shares authorized; 2,815,603 and
      2,625,378 shares issued and outstanding...............................................          28             26
   Additional paid-in capital...............................................................      87,189         86,983
   Accumulated deficit......................................................................     (69,094)       (73,300)
   Accumulated other comprehensive deficit..................................................      (1,749)        (1,766)
   Treasury stock at cost, 158,977 shares...................................................      (1,345)             -
                                                                                               ---------      ---------
     Total shareholders' equity............................................................       17,029         13,943
                                                                                               ---------      ---------
Total liabilities and shareholders' equity..................................................   $  40,211      $  37,618
                                                                                               =========      =========

           See accompanying Notes to Consolidated Financial Statements


                       ROSS SYSTEMS, INC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                                                                     Years ended June 30,
                                                                                               -----------------------------------
                                                                                                  2003       2002          2001
                                                                                               ---------    ---------    ---------
Revenues:
   Software product licenses.................................................................. $  14,589    $  13,026    $   9,607
   Consulting and other services..............................................................    13,489       13,013       16,520
   Maintenance................................................................................    20,022       20,014       24,678
                                                                                               ---------    ---------    ---------
      Total revenues..........................................................................    48,100       46,053       50,805
                                                                                               ---------    ---------    ---------
Operating expenses:
   Costs of software product licenses.........................................................     2,295        1,870          980
   Costs of consulting, maintenance and other services (inclusive of reimbursable expenses of
      $1,180, $834, and $1,307 for 2003, 2002, and 2001, respectively, and exclusive of non
      recurring expense of $353 for 2001) ....................................................    17,193       17,023       17,595
   Non-cash charge for impairment of capitalized software costs...............................         -       10,938            -
   Software product license sales and marketing (exclusive of non recurring expense of  $136
      for 2001)...............................................................................    11,384        9,461       15,026
   Product development, net of capitalized computer software costs and amortized computer
      software costs (exclusive of non recurring expense of $301 for 2001) ...................     7,230       10,241       11,496
   General and administrative.................................................................     4,376        4,393        4,737
   Provision for uncollectible accounts.......................................................       831        1,444        1,514

   Amortization of goodwill...................................................................         -            -          691
   Non-recurring costs (benefit)..............................................................         -         (650)         790
                                                                                               ---------    ---------    ---------
      Total operating expenses................................................................    43,309       54,720       52,829
                                                                                               ---------    ---------    ---------
      Operating profit (loss).................................................................     4,791       (8,667)      (2,024)
Other income (expense):
   Gain on sale of product line...............................................................         -            -        2,372
   Other financial, net.......................................................................      (180)        (625)      (1,181)
                                                                                               ---------    ---------    ---------
      Net income (loss) before income taxes...................................................     4,611       (9,292)        (833)
    Income tax expense........................................................................       405          132            9
                                                                                               ---------    ---------    ---------
Net income (loss).............................................................................     4,206       (9,424)        (842)
     Preferred stock dividends                                                                      (150)        (150)           -
                                                                                               ---------    ---------    ---------
      Net income (loss) available to common shareholders...................................... $   4,056    $  (9,574)   $    (842)
                                                                                               =========    =========    =========
Net income (loss) per common share--basic ..................................................... $   1.54    $   (3.65) $     (0.33)
                                                                                               =========    =========    =========
Net income (loss) per common share--diluted.................................................... $   1.28    $   (3.65) $     (0.33)
                                                                                               =========    =========    =========
Shares used in per share computation--basic ...................................................    2,641        2,625        2,566
                                                                                               =========    =========    =========
Shares used in per share computation--diluted .................................................    3,296        2,625        2,566
                                                                                               =========    =========    =========


           See accompanying Notes to Consolidated Financial Statements

                       ROSS SYSTEMS, INC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                       Years ended June 30,
                                                                                               -----------------------------------
                                                                                                 2003         2002         2001
                                                                                               ---------    ---------    ---------
Cash flows from operating activities:
   Net income (loss).............................................................              $   4,206    $  (9,424)   $    (842)
   Adjustments to reconcile net loss to cash provided by operating activities:
      Non cash financing costs...................................................                     --           --           60
      Non-cash stock compensation costs..........................................                    175           --           --
      Impairment of  capitalized  software costs.................................                     --       10,938           --
      Depreciation and amortization of property and equipment....................                    766          984        1,592
      Amortization of computer software costs....................................                  4,702        7,184        7,369
      Amortization of goodwill...................................................                     --           --          691
      Provision for uncollectible accounts.......................................                    831        1,444        1,514
      Changes in operating assets and liabilities, net of sale of product line:
        Accounts receivable......................................................                 (1,246)      (3,646)       9,911
        Prepaid and other current assets.........................................                   (121)         575         (149)
        Income taxes recoverable/payable.........................................                    271          185           92
        Accounts payable.........................................................                    281       (2,218)      (2,178)
        Accrued expenses.........................................................                    489         (881)      (1,011)
        Deferred revenues........................................................                   (246)         (66)      (2,991)
                                                                                               ---------    ---------    ---------
            Cash provided by operating activities................................                 10,108        5,075       14,058
                                                                                               ---------    ---------    ---------
Cash flows from investing activities:
   Purchases of property and equipment, net......................................                   (722)        (740)        (277)
   Computer software costs capitalized...........................................                 (4,239)      (4,307)      (6,878)
   Note receivable from related party repaid                                                         850           --           --
   Sale of product line, net of assets disposed..................................                     --           --        1,567
   Other.........................................................................                     --          144          429
                                                                                               ---------    ---------    ---------
           Cash used in investing activities.....................................                 (4,111)      (4,903)      (5,159)
                                                                                               ---------    ---------    ---------
Cash flows from financing activities:
   Net cash paid on line of credit activity......................................                 (1,167)        (555)      (5,353)
   Debt and capital lease payments...............................................                     --           --       (1,723)
   Repurchase of treasury stock                                                                   (1,345)
   Proceeds from issuance of preferred stock ....................................                     --           --        2,000
   Proceeds from issuance of common stock........................................                    183          101           17
   Preference dividend paid......................................................                   (150)        (150)          --
                                                                                               ---------    ---------    ---------
           Cash used in  financing activities....................................                 (2,479)        (604)      (5,059)
                                                                                               ---------    ---------    ---------
Effect of exchange rate changes on cash..........................................                   (328)         154         (134)
                                                                                               ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents.............................                  3,190         (278)       3,706
                                                                                               ---------    ---------    ---------
Cash and cash equivalents at beginning of fiscal year............................                  5,438        5,716        2,010
                                                                                               ---------    ---------    ---------
Cash and cash equivalents at end of fiscal year..................................              $   8,628    $   5,438    $   5,716
                                                                                               =========    =========    =========



           See accompanying Notes to Consolidated Financial Statements

                         ROSS SYSTEMS, INC AND SUBSIDIARIES



                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                                        Accum-
                                                                                                        ulated
                                                                                                        Other     Total
                                                                                                        Compre    Share-    Compre
                              Preferred Stock     Common Stock    Treasury Stock  Paid in  Accumulated  hensive   holders'  hensive
                             Shares   Amount     Shares   Amount  Shares  Amount  Capital    Deficit    Deficit   Equity     Loss
                             ------  --------    ------  -------  ------  ------  --------   --------   -------   -------   -------


Balances as of June 30, 2000    --   $    --      2,380  $    24     --   $  --   $ 85,780   $(63,034)  $(1,880)  $20,890
                             ------  --------    ------  -------  ------  ------  --------   --------   -------   -------
Conversion of debentures ...                        173        2                     1,175                          1,177
Issuance of stock pursuant
   to employee stock
   purchase plan............                         13                                 17                             17
Effect of foreign currency
   translation..............                                                                               (198)     (198)  $  (198)
Issuance of preference
   shares                      500     2,000                                                                        2,000
Issuance of warrants
   pursuant to cost of
   financing                                                                            60                             60
Net loss....................                                                                     (842)               (842)     (842)
                                                                                                                            -------
Comprehensive Loss..........                                                                                                 (1,040)
                                                                                                                            =======

                             ------  --------    ------  -------  ------  ------  --------   --------   -------   -------
Balances as of June 30, 2001   500     2,000      2,566       26     --      --     87,032    (63,876)   (2,078)   23,104
                             ======  ========    ======  =======  ======  ======  ========   ========   =======   =======   =======
Issuance of stock pursuant
   to employee stock
   purchase
   and option plans.........                         59                                101                            101
Effect of foreign currency
   translation..............                                                                                312       312       312
Net loss....................                                                                   (9,424)             (9,424)   (9,424)
Dividends on preferred stock                                                          (150)                          (150)
                                                                                                                            -------
Comprehensive Loss..........                                                                                                 (9,112)
                                                                                                                            =======
                             ------  --------    ------  -------  ------  ------  --------   --------   -------   -------
Balances as of June 30, 2002   500     2,000      2,625      26      --      --     86,983    (73,300)   (1,766)   13,943
                             ======  ========    ======  =======  ======  ======  ========   ========   =======   =======
Issuance of stock pursuant
   to employee stock
   purchase
   and option plans.........                         71       1                        357                            358
Issuance of stock in
   fulfillment of 1996
   acquisition of Spanish
   subsidiary                                       120       1                         (1)
Repurchase of treasury stock                                       (159)   (1,345)                                 (1,345)
Effect of foreign currency
   translation..............                                                                                 17        17        17
Net profit (loss)...........                                                                    4,206               4,206     4,206

Dividends on preferred stock                                                          (150)                          (150)
                                                                                                                            -------
Comprehensive Income........                                                                                                $ 4,223
                                                                                                                            =======
                             ------  --------    ------  -------  ------  ------  --------   --------   -------   -------
Balances as of June 30, 2003   500   $ 2,000      2,816  $    28    (159) $1,345) $ 87,189   $(69,094)  $(1,749)  $17,029
                             ======  ========    ======  =======  ======  ======  ========   ========   =======   =======


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

     Publicly traded on the NASDAQ since 1991, Ross' global headquarters are based in the U.S. in Atlanta, Georgia, with sales and support operations around the world.

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



      (In thousands, except per share data)
                                                                    Fiscal year ended June 30,
                                                                  -----------------------------
                                                                    2003      2002       2001
                                                                  -------   --------   --------

  Net income (loss) available to common shareholders:
    As reported.............................................      $ 4,056   $ (9,574)  $   (842)
      Add: Stock-based compensation expense included in
      reported net income  , net of tax                               175        --         --

      Deduct: Total stock-based employee compensation
     expense under fair value-based method, net of tax              (699)       (406)      (460)
                                                                  -------   --------   --------
    Pro forma net income (loss) available to common
     shareholders...........................................      $ 3,532   $ (9,980)  $ (1,302)
                                                                  -------   --------   --------
  Basic net earnings per share:
    As reported ............................................      $  1.54   $  (3.65)  $  (0.33)
    Pro forma ..............................................         1.34      (3.80)     (0.51)
  Diluted net earnings per share:
    As reported ............................................         1.28      (3.65)     (0.33)
    Pro forma ..............................................         1.07      (3.80)     (0.51)

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following weighted average assumptions for the Company's Stock Option Plan were used to determine the pro forma amounts noted above:



                                                         Year ended June 30,
                                                    --------------------------------
                                                       2003       2002        2001
                                                    ---------   ---------   --------

Expected life...................................         5           5           5
Expected volatility.............................      48.6%       80.4%      121.6%
Risk-free interest rate.........................       3.9%        5.0%        5.3%
Expected dividend yield.........................      None        None        None


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

     The Company's revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Revenues recognized from multiple-element software license contracts are allocated to each element of the contracts based on the fair values of the elements, such as licenses for software products, maintenance, or professional services. The determination of fair value is based on objective evidence which is specific to the Company. The Company limits its assessment of objective evidence for each element to either the price charged when the same element is sold separately, or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

     The Company utilizes distributors primarily in those geographic areas where the Company does not maintain a physical presence. The Company's revenue recognition policies with respect to sales by distributors complies with SOP 97-2 and SAB 101 in that all the revenue recognition criteria listed above are met. In addition, distributors do not have rights of return, price protections, rotation rights, or other features that would preclude revenue recognition. Generally, the value of software license sales to distributors is based on list selling prices less a discount at a predetermined rate. Similarly, the Company receives revenue from distributors based on a predetermined percentage of the
maintenance  fees  billed  by  the  distributor  to  the  end  customer.   The
distributor typically retains any fees earned by them for implementation services. Distributorships may or may not be geographically exclusive, and are generally subject to annual renewals by the Company.


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable comprise trade receivables that are credit based and do not require collateral. Generally, the Company's credit terms are 30 days but in some instances the Company offers extended payment terms to customers purchasing software licenses. The Company has a history of offering extended payment terms from time to time for competitive reasons. These terms are not offered in connection with any contingencies related to product acceptance, implementation, or any other service or contingency post-transaction, and the Company has not offered concessions as a result of these terms. Payment arrangements in these circumstances typically require payment of a significant portion of the total contract amount within 30 days of the sale, with 2 or 3 subsequent installments making up the balance payable within 6 months. The Company has not found collectibility to be compromised as a result of these terms. In no case have payment terms extended beyond 12 months. Based on historical results, the Company believes that all components of SOP 97-2 are met, including that the arrangement is fixed and determinable.

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. On an ongoing basis, the Company evaluates the collectibility of accounts receivable based upon historical collections and assessment of the collectibility of specific accounts. Ross specifically reviews the collectibility of accounts with outstanding accounts receivable balances in excess of 90 days outstanding. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account's financial condition, recent payment history, and discussions with the account executive responsible for the specific customer and with the customer directly. Based upon this evaluation of the collectibility of accounts receivable, an increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If actual results differ, this could have an impact on the Company's financial condition, results of operation and cash flows.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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



                                                         Fiscal year ended June 30,
                                                         --------------------------
                                                      2003            2002          2001
                                                   ------------    ------------   ----------
  Stock options .................................      347             41           39
  Warrants.......................................                      47
  Convertible Preferred shares...................                     500            1
                                                     ----------     ----------   ----------
   Total.........................................      347            588           40
                                                     ----------     ----------   ----------


     The following is a reconciliation from basic earnings per share to diluted earnings per share for fiscal 2003 (in thousands) :

                                                                 Earnings
                                                                available to
                                                                  common         Weighted average     Earnings
                                                                shareholders    shares outstanding    per share
                                                                ------------    ------------------    -----------
  Basic.......................................................     $4,056              2,641            $1.54
  Stock options...............................................                           108
  Warrants....................................................                            47
  Convertible Preferred shares................................        150                500
                                                                ------------    ------------------    -----------
  Diluted.....................................................      $4,206             3,296            $1.28
                                                                ------------    ------------------    -----------



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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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




              As of and for the year ended June 30, 2003 (in thousands) :

                                                     Net Income      Depreciation       Capital
                           Gross Assets    Revenue     (Loss)      and Amortization   Expenditures
                           ------------   --------   -----------   ----------------   ------------
Northern Europe........    $  2,987       $  5,000   $    475      $      60             $      68
Spain..................       6,220          6,902        615            306                   259
United Kingdom.........       2,569          5,545        387             54                    39
North America..........      28,435         30,653      2,729            346                   356
                           ------------   --------   -----------   ----------------   ------------
Total..................    $ 40,211       $ 48,100   $  4,206      $     766             $     722
                           ============   ========   ===========   ================   ============

              As of and for the year ended June 30, 2002 (in thousands) :

                                                     Net Income       Depreciation       Capital
                           Gross Assets    Revenue    (Loss)       and Amortization   Expenditures
                           ------------   --------   -----------   ----------------   ------------
Northern Europe..........  $  2,518       $  5,579   $    676      $      60            $  159
Spain....................     4,723          6,431      1,622            247                96
United Kingdom...........     2,969          5,127        134             62                21
North America............    27,408         28,916    (11,856)           615               464
                           ------------   --------   -----------   ----------------   ------------
Total....................  $ 37,618       $ 46,053   $ (9,424)     $     984            $  740
                           ============   ========   ===========   ================   ============


           As of and for the year ended June 30, 2001 (in thousands):

                                                     Net Income     Depreciation        Capital
                           Gross Assets   Revenue      (Loss)      and Amortization   Expenditures
                           ------------   --------   -----------   ----------------   ------------
Northern Europe........    $  1,583       $  4,947   $    (210)    $      80          $     35
Spain..................       2,248          4,218         (56)          182                38
United Kingdom.........       2,985          5,162      (1,014)          126                 4
North America..........      43,646         36,478         438         1,895               200
                           ------------   --------   -----------   ----------------   ------------
Total..................    $ 50,462       $ 50,805   $    (842)    $   2,283          $    277
                           ============   ========   ===========   ================   ============




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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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



(3) Property and Equipment

     A summary of property and equipment follows (in thousands) :

                                                                         June 30,
                                                                   -----------------------
                                                                       (In thousands)
                                                                      2003         2002
                                                                   -----------  ----------
Computer equipment.............................................    $  5,747       $  5,691
Furniture and fixtures.........................................       1,187          1,143
Leasehold improvements.........................................         838          1,508
                                                                   -----------  ----------
                                                                      7,772          8,342
Less accumulated depreciation and amortization                       (6,366)        (6,892)
                                                                   -----------  ----------
                                                                   $  1,406       $  1,450
                                                                   ===========  ==========
 (4) Other Assets

              A summary of other assets follows (in thousands):
                                                                          June 30,
                                                                   -----------------------
                                                                         (In thousands)
                                                                       2003        2002
                                                                   -----------  ----------
Goodwill.......................................................    $  4,414       $  4,414
Note receivable................................................         750            750
Other..........................................................          62             62
                                                                   -----------  ----------
                                                                      5,226          5,226
Less accumulated amortization..................................      (2,233)        (2,233)
                                                                   -----------  ----------
                                                                   $  2,993       $  2,993
                                                                   ===========  ==========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (5) Accrued Expenses

              A summary of accrued expenses follows (in thousands):
                                                                          June 30,
                                                                   -----------------------
                                                                         (In thousands)
                                                                      2003         2002
                                                                   -----------  ----------
Accrued vacation, salary and related compensation costs........    $  1,583       $  1,502
Sales, Use, VAT and GST taxes payable..........................       1,334          1,159
Interest payable...............................................          38             63
Professional fees..............................................         244            281
Royalties......................................................         844            806
Other..........................................................         897            665
                                                                   -----------  ----------
                                                                   $  4,940       $  4,476
                                                                   ===========  ==========


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

Leases

     The Company leases facilities and certain equipment under operating leases which expire at various dates through fiscal 2016. Certain leases include renewal options and rental escalation clauses to reflect changes in price indices, real estate taxes, and maintenance costs. As of June 30, 2003, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Fiscal Year
----------
2004........................................................... 1,384
2005...........................................................   816
2006...........................................................   634
2007...........................................................   442
Thereafter..................................................... 1,980
                                                               -------
Total future minimum lease payments............................$5,256
                                                               =======

     Rent expense  approximated  $1,189,000,  $1,236,000,  and  $2,267,000,  for
fiscal 2003, 2002, and 2001, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

a) On June 30, 1998, the Company entered into a distribution agreement with an existing Dutch systems integrator which entitled Ross to distribute a certain project accounting product the systems integrator was developing. The agreement contained certain minimum annual payments totaling $1,500,000 which, unless the agreement was properly canceled (as defined in the agreement) by Ross, would become due to the systems integrator if the Company did not achieve certain minimum annual sales quotas. The agreement also required that the Company use the systems integrator's personnel for certain implementation and maintenance activities.

     Over the next few years, the systems integrator, in Ross' view, failed to consistently successfully implement the project accounting product at multiple North American sites. These failures cost the Company between $300,000 and $400,000 in legal fees, uncollectible accounts receivable and settlement costs. In February 2001, the Company cancelled the agreement with the systems integrator.

     The parties were not able to reach mutual agreement regarding the terms of a settlement, and the systems integrator invoked the arbitration clause of the agreement in late 2001. The arbitration was commenced before the International Court of Arbitration in Paris, France, with the systems integrator ultimately seeking multiple damages aggregating more than $4,000,000.


     See note 14 for recent developments regarding the outcome of this matter.

     b) On February 28, 2001, the Company completed the sale of certain assets related to its Human Resource and Payroll product line to Now Solutions, LLC,
(NOW), a majority owned subsidiary of Vertical Computer Systems Inc.(Vertical). Arglen Acquisitions (Arglen), was also a party to the transaction and was a holding company used by NOW to complete the transaction. The gross asset sale price was $6,100,000. The purchase price consisted of cash of $5,100,000 and a note payable by NOW to Ross of $1,000,000.

     The note was non-interest bearing and was due in two installments; $250,000 due on February 28, 2002 and $750,000 due on February 28, 2003. NOW defaulted on the second installment of $750,000 which remains outstanding and is accruing interest at the rate of 10%, the default interest rate as defined in the note.

     On February 27, 2003, the day before the final note installment was due, Vertical filed a derivative suit on behalf of NOW against Ross and others alleging breach of contract, fraud, conspiracy and breach of fiduciary duty. The suit alleges that Ross failed to schedule approximately $3,600,000 of liabilities related to maintenance agreements assumed by NOW. The suit also alleges that Ross failed to disclose to NOW a transaction brokerage fee of $600,000 that Ross was to pay to Arglen, whose CEO signed the fee agreement and who was also the CEO of NOW. The suit also alleges that Ross should be jointly and severally liable for certain alleged frauds committed by other defendants in which Ross allegedly conspired. The suit further seeks a setoff against the remaining note payment based on the above alleged damages, and the recovery of its attorneys' fees and costs. Ross denies and has contested each and every one of Vertical's claims. The Company does not believe that the outcome of range of outcomes is determinable currently, nor does it believe that should the outcome be unfavorable that it would be materially detrimental to the Company's liquidity.

See note 14 for recent developments regarding the outcome of this matter.


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





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

(9) Subsequent Events

Announcement of Proposed Merger

     In early September 2003, the Company announced that it signed a definitive agreement whereby chinadotcom Software (CDC) will acquire Ross Systems in a merger.

     See note 14 for recent developments regarding the merger.

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

     A summary of the status of the Company's Plan as of June 30, 2003, 2002 and 2001 and activity for the fiscal years then ended is presented below:


                                                    Number of      Weighted Average
                                                     Shares         Exercise Price    Exercisable
                                                   ----------      ----------------   -----------
Balance as of June 30, 2000....................      203,600          $ 28.70           102,800
Granted (at market value)......................      165,219          $  4.90
Cancelled/forfeited............................      (77,148)         $ 21.80
                                                   ------------
Balance as of June 30, 2001....................      291,671          $ 16.91           112,255
Granted (at market value)......................      137,333          $  4.91
Exercised .....................................      (10,243)         $  2.32
Cancelled/forfeited............................      (91,966)         $ 20.34
                                                   ------------
Balance as of June 30, 2002....................      326,795          $ 10.78           113,494
Granted (at market value)......................      252,828          $  8.01
Exercised .....................................      (31,048)         $  3.23
Cancelled /forfeited...........................      (19,756)         $ 18.27
                                                   ------------
Balance as of June 30, 2003....................      528,819          $  9.62           154,615
                                                   ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The weighted average estimated grant date fair value of options granted during fiscal 2003, 2002, and 2001 was $4.44, $3.73, and $4.49, respectively. The following table summarizes information about the stock options outstanding at June 30, 2003:



                                     Options Outstanding                            Options Exercisable
                        --------------------------------------------------  -------------------------------

                                      Weighted Average
                                        Remaining
Range of Exercise          Shares       Contractual       Weighted Average     Shares      Weighted Average
      Prices            Outstanding      Life              Exercise Price    Exercisable    Exercise Price
-------------------     -----------   ----------------   -----------------   -----------   ----------------

$1.88-$1.88.......        50,613        7.5 years        $  1.88              16,041        $     1.88
$3.25-$3.25.......         5,738        8.1 years           3.25               5,738              3.25
$3.50-$3.50.......        63,441        7.4 years           3.50              12,750              3.50
$3.75-$5.40.......        34,514        6.5 years           4.71              26,639              4.74
$7.25-$11.88......       275,428        9.1 years           7.89               9,987              9.62
$12.99-$25.00.....        39,615        7.0 years          16.35              25,040             17.28
$25.94-$25.94.....        39,350        4.1 years          25.94              39,350             25.94
$26.56-$52.50.....        17,715        4.1 years          33.35              16,665             33.46
$65.00-$65.00.....         2,100        3.5 years          65.00               2,100             65.00
$67.50-$67.50.....           305        1.4 years          67.50                 305             67.50
                        -----------   ----------------   -----------------   -----------   ----------------
Totals............       528,819        7.8 years          $9.62             154,615       $     16.06
                        ===========   ================   =================   ===========   ================


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

                                                2003       2002       2001
                                               -------   --------   -------
Current:
  Federal................................      $  142    $   --     $ (140)
  Foreign................................          --       112        123
  State..................................         263        20         26
                                               -------   --------   -------
                                                  405       132          9
                                               -------   --------   -------
Deferred:
  Federal................................          --        --        --
  Foreign................................          --        --        --
  State..................................          --        --        --
                                               -------   --------   -------
                                                   --        --        --
                                               $  405    $  132     $    9
                                               =======   ========   =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     For the years ended June 30, 2003, 2002, and 2001, the reconciliation between the amounts computed by applying the United States federal statutory tax rate of 34% to loss before income taxes and the actual tax expense follows (in thousands):


                                                                          2003        2002         2001
                                                                        ---------   --------    ---------

Income tax expense (benefit) at statutory rate.......................   $   1,568   $ (3,159)   $ (283)
State income tax expense (benefit), net of federal income tax benefit         170        (13)       (37)
Change in beginning of year valuation allowance......................      (1,195)     3,028      3,063
Losses for which no benefit is recognized (foreign loss and rate)....         --         --         435
Rate differential related to foreign income and foreign tax
   withholdings......................................................         --         843        485
Amortization of other assets and other permanent differences.........        (138)      (567)    (3,654)
                                                                        ---------   --------    ---------
                                                                        $     405   $    132    $     9
                                                                        =========   ========    =========


     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2003 and 2002 were as follows (in thousands):

                                                        2003           2002
                                                      ----------    ----------

Accruals and reserves...............................  $      428    $      670
Net operating loss carryforward (federal)...........      11,686        11,502
Net operating loss carryforward (state).............       1,521         2,386
Net operating loss carryforward (foreign)...........       2,300         2,748
Tax  credit carryforwards...........................       3,802         3,802
Fixed assets depreciation differences...............         407           399
                                                      ----------    ----------
      Total gross deferred tax assets...............      20,144        21,507
      Less valuation allowance......................     (14,698)      (15,893)
                                                      ----------    ----------
      Net deferred tax assets.......................       5,446         5,614
                                                      ----------    ----------
Capitalized computer software costs.................      (5,446)       (5,614)
                                                      ----------    ----------
      Total gross deferred liabilities..............      (5,446)       (5,614)
                                                      ----------    ----------
Net deferred taxes..................................  $      --     $      --
                                                      ==========    ==========


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


(12) Supplemental Cash Flow Information

     Supplemental cash flow information for the years ended June 30, 2003, 2002, and 2001 follows (in thousands):



                                                                              2003       2002       2001
                                                                             --------   -------    -------

Cash payments:
  Interest................................................................   $    349   $  642    $  1,228
  Income taxes............................................................   $    121   $  319    $     75
Non-cash investing and financing activities:
  Conversion of convertible debentures into stock (non-cash transaction)..   $    --    $  --     $  1,177

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Selected Unaudited Quarterly Information
(In thousands, except per share data)



                                                                               Quarter Ended

                                                             June 30    March 31      Dec.31    Sept. 30
Fiscal year 2003                                              2003       2003          2003       2003
                                                            ---------   --------     --------   ----------

Total net revenues                                          $12,988     $11,513(a)   $12,173    $11,426
Cost of software product licenses                               979         449          521        346
Net income                                                    1,306         719        1,430        601
Earnings per share - basic                                     0.49        0.27         0.54       0.23
Earnings per share - diluted                                   0.40        0.22         0.45       0.20
Number of shares used in per share computation - diluted      3,362       3,387        3,260      3,267



(a) As originally stated, third quarter revenues of $11,420,000 excluded $93,000 of revenue which was recorded originally as a reduction of Costs of consulting, maintenance and other services.




                                                                        Quarter Ended

                                                            June 30      March 31     Dec.31    Sept. 30
Fiscal year 2002                                              2002       2002          2001       2001
                                                            ---------   --------     --------   ----------

Total net revenues                                            $11,173   $11,456      $11,425     $11,165
Cost of software product licenses                                 761       403          311         396
Net income (loss)                                            (10,857)       381          488         414
Charge for impairment of capitalized software                (10,288)         -          --           -
Earnings (loss) per share - basic                              (4.14)      0.16         0.19        0.16
Earnings (loss) per share - diluted                            (4.14)      0.13         0.17        0.13
Number of shares used in per share computation - diluted        2,625     3,209        3,152       3,144




(14) Recent Developments (unaudited)

     On November 17, 2003, the Arbitrator in the systems integrator matter described more fully in note 7, announced an award of approximately $2,000,000 in favor of the systems integrator. The Company paid the award before the end of calendar 2003 by funding the payment out of operating cash flows in the ordinary course of business. As a result, the Company recognized a charge of approximately $1,900,000 during the quarter ending December 31, 2003 as $104,000 was previously recorded in accordance with the contract in its normal course.

     On November 18, 2003, the Supreme Court of the State of New York dismissed all of Vertical Computer Systems (Vertical) claims against Ross described more fully in note 7. Vertical has filed a Notice of Appeal. The Company will continue to defend this matter vigorously.

     On January 8, 2004, the Company filed a current report on Form 8-K to announce changes to the terms of the previously announced merger with chinadotcom. Under the terms of the merger agreement, as amended, for each share of Ross common stock held, stockholders of Ross Systems may elect to receive either (i) $17.00 in cash or (ii) $19.00 in a combination of cash and CDC common shares for each share of the Company's common stock (the "Common Shares"). CDC common shares will be valued at the average closing price of such shares for the 10 trading days preceding the second trading day before the closing date. Both companies are listed on NASDAQ.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     SCHEDULE II


                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                       Additions
                                                                     ------------------------
                                               Balance at      Charged to       Charged
                                                Beginning       costs and      to other                              Balance at
Description                                     of period       expenses       accounts        Deductions(1)        End of period
----------                                      ---------      ---------       --------        ------------          ------------

Year ended June 30, 2003 allowance for
   doubtful accounts and returns..........        $3,379            $831          $ --             $2,676                $1,532
                                                  ------           ------          ---             ------                ------
Year ended June 30, 2002 allowance for
   doubtful accounts and returns..........        $2,930          $1,444          $ -               $995                $3,379
                                                  ------           ------          ---             ------                ------
Year ended June 30, 2001 allowance for
   doubtful accounts and returns..........        $3,571          $1,514          $ -             $2,155                $2,930
                                                  ------           ------          ---             ------                ------

       --------------
     (1)  Represents net charge-off of specific receivables.