Form 10-Q
period 2003-12-31
ROSS SYSTEMS INC/CA
filed 2004-02-17
CIK 873594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003,

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19092

ROSS SYSTEMS, INC.

____________________________
(Exact name of registrant as specified in its charter)

Delaware	94-217019

State or other jurisdiction of	(IRS Employer
incorporation or organization	Identification Number

Two Concourse Parkway,
Suite 800, Atlanta, Georgia	30328

(Address of principal executive offices)	(Zip code)

(770) 351-9600

(Registrant’s telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

         As of February 5, 2004, the Registrant had outstanding 2,852,494 shares of Common Stock, and 500,000 Series A 7.5% convertible preference shares, (“convertible preferred stock”).

ROSS SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED DECEMBER 31, 2003

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Ross Systems to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, synergies, accretion, margins or other financial items; any statement containing the proposed merger with chinadotcom corporation; any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by customers and partners; employee management issues; the challenge of managing asset levels; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein and that are otherwise described from time to time in Ross Systems’ Securities and Exchange Commission reports. Ross Systems assumes no obligation and does not intend to update these forward-looking statements.

PART I.    FINANCIAL INFORMATION

Item 1.       Financial Statements

ROSS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share related data)

	December 31,	June 30,
	2003	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,366	$8,628
Accounts receivable, less allowance for doubtful accounts of $1,284 and $1,532, at December 31, 2003, and June 30, 2003 respectively	13,942	12,880
Prepaid and other current assets	488	731

Total current assets	21,796	22,239
Property and equipment, net	1,243	1,406
Computer software costs, net	12,832	13,573
Other assets	2,993	2,993

Total assets	$38,864	$40,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term debt	$5,309	$2,800
Accounts payable	2,025	2,978
Accrued expenses	4,655	4,940
Income taxes payable	68	261
Deferred revenues	10,590	12,203

Total current liabilities	22,647	23,182

Shareholders’ equity:
Convertible Preferred stock, no par value 5,000,000 shares authorized; 500,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value; 15,000,000 shares authorized; 2,842,390 and 2,815,603 shares issued and outstanding	28	28
Additional paid-in capital	87,157	87,189
Accumulated deficit	(69,940)	(69,094)
Accumulated other comprehensive deficit	(1,908)	(1,749)
Treasury stock at cost, 133,977 and 158,973 shares	(1,120)	(1,345)

Total shareholders’ equity	16,217	17,029

Total liabilities and shareholders’ equity	$38,864	$40,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenues:
Software product licenses	$4,388	$3,474	$7,350	$7,206
Consulting and other services	4,022	3,534	7,578	6,305
Maintenance	5,116	5,165	10,347	10,088

Total revenues	13,526	12,173	25,275	23,599

Operating expenses:
Costs of software product licenses	502	521	846	867
Costs of consulting, maintenance and other services	5,180	4,176	10,178	8,577
Software product license sales and marketing	3,059	2,883	5,749	5,305
Product development net of capitalized and amortized computer software costs	1,940	1,746	4,040	3,547
General and administrative	930	1,045	2,072	2,406
Litigation settlement	1,896	—	1,896	—
Provision for uncollectible accounts	96	242	231	514

Total operating expenses	13,603	10,613	25,012	21,216

Operating profit (loss)	(77)	1,560	263	2,383
Other expenses, net	(41)	(27)	(29)	(122)
Proposed merger transaction costs	(239)	—	(997)	—
Income tax expense	(5)	(65)	(83)	(155)

Net income (loss)	(362)	1,468	(846)	2,106
Preferred stock dividend	(38)	(38)	(75)	(75)

Net income (loss) available to common shareholders	$(400)	$1,430	$(921)	$2,031

Net income (loss) per common share – basic	$(0.15)	$0.54	$(0.34)	$0.77

Net income (loss) per common share – diluted	$(0.15)	$0.45	$(0.34)	$0.65

Shares used in per share computation – basic	2,658	2,642	2,696	2,635

Shares used in per share computation – diluted	2,658	3,260	2,696	3,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	December 31,
	(unaudited)

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(846)	$2,106
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	367	397
Amortization of computer software costs	2,479	2,315
Provision for uncollectible accounts	(251)	514
Changes in operating assets and liabilities:
Accounts receivable	(698)	(985)
Prepaid and other current assets	247	(237)
Income taxes recoverable/payable	(195)	175
Accounts payable	(933)	(328)
Accrued expenses	(181)	309
Deferred revenues	(1,607)	(1,451)

Cash provided by (used in) operating activities	(1,618)	2,815

Purchases of property and equipment, net	(204)	(435)
Computer software costs capitalized	(1,823)	(2,208)
Other	—	13

Cash used in investing activities	(2,027)	(2,630)

Cash flows from financing activities:
Net cash received on line of credit activity	2,509	314
Proceeds from issuance of common stock	191	191
Preference dividend paid	(75)	(32)

Cash provided by financing activities	2,625	473

Effect of exchange rate changes on cash	(242)	(77)

Net (decrease) increase in cash and cash equivalents	(1,262)	581
Cash and cash equivalents at beginning of fiscal year	8,628	5,438

Cash and cash equivalents at end of fiscal quarter	$7,366	$6,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)	BUSINESS OF THE COMPANY & BASIS OF PRESENTATION

Description of Business and Summary of Significant Accounting Policies

Business of the Company

     Ross Systems, Inc. (the “Company” or “Ross”; NASDAQ: ROSS) delivers innovative software solutions that help manufacturers worldwide fulfill their business growth objectives through increased operational efficiencies, improved profitability, strengthened customer relationships and streamlined regulatory compliance. Focused on the food and beverage, life sciences, chemicals, metals and natural products industries and implemented by over 1,000 customer companies worldwide, the company’s family of Internet-architected solutions is a comprehensive, modular suite that spans the enterprise, from manufacturing, financials and supply chain management to customer relationship management, performance management and regulatory compliance.

     Publicly traded on the Nasdaq National Market since 1991, Ross’s global headquarters are based in the U.S. in Atlanta, Georgia, with sales and support operations around the world.

     The Company operates in one business segment and no individual customer accounted for more than 10% of total revenues in the quarter ended December 31, 2003. The Company does not have a concentration of credit risk in any one industry. Approximately 69% of the Company’s revenues are derived from the North American market.

     The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of December 31, 2003, and the results of its operations and cash flows for the interim periods presented. The Company’s results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year.

     These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report to Stockholders on Form 10-K/A for the fiscal year ended June 30, 2003 which was filed with the Securities and Exchange Commission in January 2004.

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

     Had the company used the fair value-based method of accounting to measure compensation expense for its stock incentive and option plans and charged compensation cost against income over the vesting periods, based on the fair value of options at the date of grant, net income or loss and the related basic and diluted per common share amounts for the three months ended December 31, 2003 and 2002 would have been reduced to the following pro forma amounts:

ROSS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (In thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income (loss) available to common shareholders:
As reported	$(400)	$1,430	$(921)	$2,031
Deduct: Total stock-based employee compensation expense under fair value-based method, net of tax	(259)	(162)	(528)	(261)

Pro forma net income (loss) available to common shareholders	$(659)	$1,268	$(1,449)	$1,770

Basic net earnings per share:
As reported	$(0.15)	$0.54	$(0.34)	$0.77
Pro forma	(0.25)	0.48	(0.54)	0.67
Diluted net earnings per share:
As reported	(0.15)	0.45	(0.34)	0.65
Pro forma	(0.25)	0.40	(0.54)	0.57

     The following weighted average assumptions for the Company’s Stock Option Plan were used to determine the pro forma amounts noted above:

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Expected life (years)	5	5	5	5
Expected volatility	40.1%	62.9%	40.1%	62.9%
Risk-free interest rate	5.0%	4.6%	5.0%	4.6%
Expected dividend yield	None	None	None	None

Revenue Recognition.

     In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements,” the Company recognizes revenues from licenses of computer software “up-front” provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. Where the Company has future obligations, if such obligations are insignificant, related costs are accrued immediately. When the obligations are significant, the software product license revenues are deferred. Future contractual obligations can include software customization, requirements to provide additional products in the future and porting products to new platforms. Contracts which require significant software customization are accounted for on the percentage-of-completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

     The Company’s revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” Revenues recognized from multiple-element software license contracts are allocated to each element of the contracts based on the fair values of the elements, such as licenses for software products, maintenance, or professional services.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company utilizes distributors primarily in those geographic areas where the Company does not maintain a physical presence. The Company’s revenue recognition policies with respect to sales by distributors complies with SOP 97-2 and SAB 101 in that all the revenue recognition criteria listed above are met. In addition, distributors do not have rights of return, price protections, rotation rights, or other features that would preclude revenue recognition. Generally, the value of software license sales to distributors is based on list selling prices to their customer less a discount at a predetermined rate. Similarly, the Company receives revenue from distributors based on a predetermined percentage of the maintenance fees billed by the distributor to the end customer. The distributor typically retains any fees earned by them for implementation services. Distributorships may or may not be geographically exclusive, and are generally subject to annual renewals by the Company.

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

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable comprise trade receivables that are credit based and do not require collateral. Generally, the Company’s credit terms are 30 days but in some instances the Company offers extended payment terms to customers purchasing software licenses. The Company has a history of offering extended payment terms from time to time for competitive reasons. These terms are not offered in connection with any contingencies related to product acceptance, implementation, or any other service or contingency post-

ROSS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

transaction, and the Company has not offered concessions as a result of these terms. Payment arrangements in these circumstances typically require payment of a significant portion of the total contract amount within 30 days of the sale, with 2 or 3 subsequent installments making up the balance payable within 6 months. The Company has not found collectibility to be compromised as a result of these terms. In no case have payment terms extended beyond 12 months. Based on historical results, the Company believes that all components of SOP 97-2 are met, including that the arrangement is fixed and determinable.

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. On an ongoing basis, the Company evaluates the collectibility of accounts receivable based upon historical collections and assessment of the collectibility of specific accounts. Ross specifically reviews the collectibility of accounts with outstanding accounts receivable balances in excess of 90 days outstanding. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition, recent payment history, and discussions with the account executive responsible for the specific customer and with the customer directly. Based upon this evaluation of the collectibility of accounts receivable, an increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If actual results differ, this could have an impact on the Company’s financial condition, results of operation and cash flows.

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

Income Taxes

     In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”), the Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are established to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Foreign Operations and Currency Translation

     The local currencies of the Company’s foreign subsidiaries are the functional currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates, and the resulting translation gains and losses are included as an adjustment to shareholders’ equity as a component of comprehensive income. Transaction gains and losses that relate to U.S. dollar denominated intercompany short-term receivables are recorded in the financial statements of the Company’s foreign subsidiaries and are reflected in income. Where related intercompany balances have been designated as long-term, gains and losses are included as an adjustment to shareholders’ equity as a component of comprehensive income.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

     It is the Company’s policy to reclassify prior year amounts to conform with current year financial statement presentation when necessary.

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

Advertising Costs

     The Company generally expenses advertising costs at the time the advertisement is published, or in the case of direct mail, when mailed. Advertising costs for the three months ended December 31, 2003 and 2002 were approximately $204,000 and $194,000 respectively.

Segment Information

     SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information’’ established standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on these standards the Company has determined that it operates in four geographical segments: Northern Europe, Spain, the United Kingdom and North America.

     The Company has no customers that represent ten percent or more of annual revenues.

     For management purposes, the results of the Asian operations are included in the North American results since the costs associated with managing the Asian market place are born by the North American entities within the Group. Revenues in the Asian markets comprise less than 5% of total revenues reported for the North American segment. Selected balance sheet and income statement information pertaining to the various significant geographic areas of operation are as follows:

     As of and for the quarter ended December 31, 2003 (in thousands):

	Total		Net Income	Depreciation	Capital
	Assets	Revenue	(Loss)	and Amortization	Expenditures

Northern Europe	$2,994	$1,252	$40	$13	$—
Spain	6,251	2,048	334	83	9
United Kingdom	2,785	1,797	279	14	—
North America	26,834	8,429	(1,015)	69	56

Total	$38,864	$13,526	$(362)	$179	$65

     As of and for the quarter ended December 31, 2002 (in thousands):

	Total		Net Income	Depreciation	Capital
	Assets	Revenue	(Loss)	and Amortization	Expenditures

Northern Europe	$2,985	$1,458	$277	$18	$23
Spain	5,386	1,771	290	73	100
United Kingdom	2,951	1,222	83	14	2
North America	27,387	7,722	818	292	105

Total	$38,709	$12,173	$1,468	$397	$230

ROSS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     As of and for the six months ended December 31, 2003 (in thousands):

		Net Income	Depreciation	Capital
	Revenue	(Loss)	and Amortization	Expenditures

Northern Europe	$2,245	$125	$34	$15
Spain	3,341	196	163	79
United Kingdom	3,176	428	30	9
North America	16,513	(1,595)	140	101

Total	$25,275	$(846)	$367	$204

     As of and for the six months ended December 31, 2002 (in thousands) :

		Net Income	Depreciation	Capital
	Revenue	(Loss)	and Amortization	Expenditures

Northern Europe	$2,439	$310	$32	$23
Spain	3,020	411	149	148
United Kingdom	2,612	196	25	39
North America	15,528	1,189	2,506	225

Total	$23,599	$2,106	$2,712	$435

New Accounting Pronouncements

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a significant impact on our financial position or result of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (“Statement 148”). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 during fiscal 2003.

     In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” This Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applied immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of December 31, 2003.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

NOTS TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“Statement 149”). This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The Company does not have any derivative instruments or hedging activities. The application of Statement 149 did not have an impact on our financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 requires that certain mandatorily redeemable financial instruments issued in the form of shares are to be classified as liabilities rather than equity. The Company has no outstanding financial instruments that fall into the definitions covered by this Statement. The application of Statement 150 did not have a significant impact on our financial statements.

(2)      PROPERTY AND EQUIPMENT

As of the dates shown, property and equipment consisted of the following (in thousands):

	December 31,	June 30,
	2003	2003

Computer equipment	$5,852	5,747
Furniture and fixtures	1,190	1,187
Leasehold improvements	871	838

	7,913	7,772
Less accumulated depreciation and amortization	(6,670)	(6,366)

	$1,243	$1,406

ROSS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3)	OTHER ASSETS

         Other assets are primarily comprised of goodwill. Other assets consist of the following (in thousands):

	December 31,	June 30,
	2003	2003

Goodwill	$2,181	$2,181
Note receivable	750	750
Other	62	62

	$2,993	$2,993

         In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company will not record any future amortization on these assets. No events have occurred such that the goodwill presented herein may have become impaired at a date other than the annual testing date in accordance with SFAS No. 142.

4)	COMPREHENSIVE INCOME

         Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income (loss) for the three and six months ended December 31, 2003 were as follows (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net earnings (loss)	$(362)	$1,468	$(846)	$2,106
Foreign currency translation adjustments	23	(218)	(159)	(238)

Total comprehensive income	$(339)	$1,250	$(1,005)	$1,868

5)	NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

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

         The following is a reconciliation of the numerators of diluted earnings (loss) per share, (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net earnings (loss) available to common shareholders – basic	$(400)	$1,430	$(921)	$2,031
Dividend on convertible securities	—	38	—	75

Net earnings (loss) available to common shareholders – diluted	$(400)	$1,468	$(921)	$2,106

ROSS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The following is a reconciliation of the denominators of diluted earnings per share (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002
Weighted average shares outstanding – basic	2,658	2,642	2,696	2,635
Conversion of preferred stock	—	500	—	500
“In the money” stock options, warrants and contingent securities	—	118	—	117

Weighted average shares outstanding – diluted	2,658	3,260	2,696	3,252

In periods when the Company is profitable, the only difference between the denominator for basic and diluted net earnings per share is the effect of potentially dilutive common shares. In periods of a loss, the denominator does not change because this would be antidilutive. For the three and six months ended December 31, 2003 respectively, 783,000 and 743,000 potentially dilutive common shares were excluded because their impact would have been antdilutive.

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

     On June 29, 2001, the Company issued mandatorily convertible preferred stock to a qualified investor in a private placement transaction. In summary, the investor purchased 500,000 preferred shares at $4 per share yielding $2,000,000 for the Company. This price represented a premium to the market for the Company’s common stock at the time of issuance. The average closing share price of the Company’s common stock for the 30 trading days prior to the private placement was approximately $2.22. The preferred shares can be converted at $4.00 per share after June 29, 2002 but before June 29, 2006, on a one for one basis. The shares earn dividends at the rate of 7.5%. In conjunction with this transaction, the Company issued warrants to the broker who assisted in securing the investor. These warrants were fairly valued at $60,000 on the date of issuance and the expense has been recorded in the statement of operations as a component of other expense (net) in the quarter ended June 30, 2001.

     On July 1, 2003 the Company awarded a total of 25,000 restricted shares to two of its officers. These shares have a ten year vesting period and include certain accelerated vesting rights (as defined) which are conditional upon a change of control of the Company, or the share price closing at or above $20.00 per share. Related stock compensation of $9,000, and $18,000 for the three months and six months ended December 31, 2003 respectively, was incurred.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7)	PENDING MERGER

         In early September 2003, the Company announced that it had signed a definitive agreement whereby chinadotcom Software (CDC) would acquire Ross Systems in a merger. On January 8, 2004, the Company announced changes to the terms of the pending merger. Under the terms of the merger agreement, as amended, for each share of Ross common stock held, stockholders of Ross Systems may elect to receive either (i) $17.00 in cash or (ii) $19.00 in a combination of cash and CDC common shares for each share of the Company’s common stock (the “Common Shares”). CDC common shares will be valued at the average closing price of such shares for the 10 trading days preceding the second trading day before the closing date. Both companies are listed on NASDAQ.

         Proposed merger transaction costs consisting of legal and professional services fees of approximately $239,000 and $997,000 were incurred during the three and six months ended December 31, 2003 respectively. These costs did not constitute normal operating costs and have therefore been disclosed separately in the consolidated condensed statement of operations.

8)	LEGAL PROCEEDINGS

         a) On June 30, 1998, the Company entered into a distribution agreement with an existing Dutch systems integrator which entitled Ross to distribute a certain project accounting product the systems integrator was developing. The agreement contained certain minimum annual payments totaling $1,500,000 which, unless the agreement was properly canceled (as defined in the agreement) by Ross, would become due to the systems integrator if the Company did not achieve certain minimum annual sales quotas. The agreement also required that the Company use the systems integrator’s personnel for certain implementation and maintenance activities.

         Over the next few years, the distributor, in Ross’ view, failed to consistently successfully implement the project accounting product at multiple North American sites. These failures cost the Company between $300,000 and $400,000 in legal fees, uncollectible accounts receivable and settlement costs. In February 2001, the Company cancelled the agreement with the systems integrator.

         The parties were not able to reach mutual agreement regarding the terms of a settlement, and the systems integrator invoked the arbitration clause of the agreement in late 2001. The arbitration was commenced before the International Court of Arbitration in Paris, France, with the systems integrator ultimately seeking multiple damages aggregating more than $4,000,000.

         On November 17, 2003, the Arbitrator announced an award of approximately $2,000,000 in favor of the systems integrator. The Company paid the award before the end of calendar 2003 by funding the payment out of operating cash flows in the ordinary course of business. As a result, the Company recognized a charge of approximately $1,896,000 during the quarter ending December 31, 2003 as $104,000 was previously recorded in accordance with the contract in its normal course.

         b) On February 28, 2001, the Company completed the sale of certain assets related to its Human Resource and Payroll product line to Now Solutions, LLC, (NOW), a majority owned subsidiary of Vertical Computer Systems Inc. (Vertical). Raglan Acquisitions (Arglen), was also a party to the transaction and was a holding company used by NOW to complete the transaction. The gross asset sale price was $6,100,000. The purchase price consisted of cash of $5,100,000 and a note payable by NOW to Ross of $1,000,000.

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

ROSS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The suit also alleges that Ross failed to disclose to NOW a transaction brokerage fee of $600,000 that Ross was to pay to Arglen, whose CEO signed the fee agreement and who was also the CEO of NOW. The suit also alleges that Ross should be jointly and severally liable for certain alleged frauds committed by other defendants in which Ross allegedly conspired. The suit further seeks a setoff against the remaining note payment based on the above alleged damages, and the recovery of its attorneys’ fees and costs. Ross denies and has contested each and every one of Vertical’s claims.

      On November 18, 2003, the Supreme Court of the State of New York dismissed all of Vertical Computer Systems (Vertical) claims against Ross described above. Vertical has filed a Notice of Appeal. The Company will continue to defend this matter vigorously. The Company does not believe currently that the outcome of range of outcomes is determinable, nor does it believe that should the outcome be unfavorable that it would be materially detrimental to the Company’s liquidity.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

     Our consolidated financial statements include the accounts of Ross and our wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Our fiscal year ends on June 30. “Fiscal 2003,” and “fiscal 2004” mean our fiscal years ended June 30 of each such year. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document. Unless otherwise stated in this document, references to (1) “us,” “our,” “we” and similar terms, (2) the “Company” or (3) “Ross” shall mean Ross Systems, Inc., a Delaware corporation, and its subsidiaries.

Critical Accounting Policies

     Revenue Recognition. We recognize revenues from licenses of computer software “up-front” provided that a non-cancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no significant other vendor obligations exist. The revenue associated with any license agreements containing cancellation or refund provisions is deferred until such provisions lapse. Where we have future obligations, if such obligations are insignificant, related costs are accrued immediately. If the obligations are significant, the software product license revenues are deferred. Future contractual obligations can include software customization, requirements to provide additional products in the future and porting products to new platforms. Contracts that require significant software customization are accounted for on the percentage-of-completion basis. Revenues related to significant obligations to provide future products or to port existing products are deferred until the new products or ports are completed.

     Our revenue recognition policies are designed to comply with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Revenues recognized from multiple-element software license contracts are allocated to each element of the contracts based on the fair values of the elements, such as licenses for software products, maintenance, or professional services. The determination of fair value is based on objective evidence which is specific to the Company. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately, or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

     We utilize distributors primarily in those geographic areas where we do not maintain a physical presence. Our revenue recognition policies with respect to sales by distributors comply with SOP 97-2 and SAB 101 in that all the revenue recognition criteria listed above are met. In addition, distributors do not have rights of return, price protections, rotation rights, or other features that would preclude revenue recognition. Generally, the value of software license sales to distributors is based on list selling prices to their customer less a discount at a predetermined rate. Similarly, we receive revenue from distributors based on a predetermined percentage of the maintenance fees billed by the distributor from the end customer. The distributor typically retains any fees earned by them for implementation services. Distributorships may or may not be geographically exclusive, and are generally subject to annual renewals by the Company.

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

ROSS SYSTEMS, INC. AND SUBSIDIARIES

         We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. On an ongoing basis, we evaluate the collectibility of accounts receivable based upon historical collections and assessment of the collectibility of specific accounts. We specifically review the collectibility of accounts with outstanding accounts receivable balances in excess of 90 days outstanding. We evaluate the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition, recent payment history, and discussions with our account executive responsible for the specific customer and with the customer directly. Based upon this evaluation of the collectibility of accounts receivable, an increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If actual results differ, this could have an impact on our financial condition, results of operation and cash flows.

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

ROSS SYSTEMS, INC. AND SUBSIDIARIES

Variability of Quarterly Results

         Our software product license revenues can fluctuate from quarter to quarter depending upon, among other things, such factors as overall trends in the United States and international economies, our new product introductions, and customer buying patterns. Because we typically ship software products within a short period after orders are received, and therefore maintain a relatively small backlog, any weakening in customer demand can have an almost immediate adverse impact on revenues and operating results. Moreover, a substantial portion of the revenue for each quarter is attributable to a limited number of sales and therefore tends to be realized in the latter part of the quarter. Thus, even short delays in or deferrals of sales near the end of a period can cause substantial fluctuations in quarterly revenues and operating results. Finally, certain agreements signed during a quarter may not meet our revenue recognition criteria resulting in deferral of such revenue to future periods. Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are relatively fixed, a small variation in the timing of the recognition of specific revenues can cause significant variations in the operating results from quarter to quarter.

Business Summary

General

         The following description of our business is qualified in its entirety by, and should be read in conjunction with the more detailed information and financial data, including the financial statements and notes thereto, appearing elsewhere in this Report.

         Ross delivers innovative software solutions that help manufacturers worldwide fulfill their business objectives through increased operational efficiencies, improved profitability, strengthened customer relationships, consistent quality and streamlined regulatory compliance. Focused on the food and beverage, life sciences, chemicals, metals and natural products industries and implemented by over 1,000 customer companies worldwide, our family of Internet-architected solutions is a comprehensive, modular suite that spans a customer’s enterprise, from manufacturing, financials and supply chain management to customer relationship management, performance management and regulatory compliance.

         Publicly traded on the NASDAQ under the symbol “ROSS” since 1991, our global headquarters are based in the U.S. in Atlanta, Georgia, with sales and support operations around the world.

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

Merger Proposal

              In early September 2003, we announced that we had entered into a definitive agreement whereby chinadotcom Software (CDC) would acquire Ross Systems in a merger. On January 8, 2004, we announced changes to the terms of the pending merger. Under the terms of the merger agreement, as amended, for each share of Ross common stock held, stockholders of Ross Systems may elect to receive either (i) $17.00 in cash or (ii) $19.00 in a combination of cash and CDC common shares for each share of the Company’s common stock (the “Common Shares”). CDC common shares will be valued at the average closing price of such shares for the 10 trading days preceding the second trading day before the closing date. Both companies are listed on NASDAQ.

         We have not yet determined to what extent the proposed merger will affect our financial performance. However, we believe that CDC’s Asian operations offer greater opportunities for doing business in that region, while at the same time, we believe our operations in North America and Europe will offer many new opportunities to CDC in our markets. CDC is a licensed master distributor of our products in Greater China and CDC and Ross believes the combination represents a unique opportunity to rapidly scale the introduction of our manufacturing products into Greater China. Both companies will be able to benefit from numerous cross-selling opportunities as a result of the merger. In addition, we believe we will have greater access to capital to pursue business combinations with selected, strategic software and services companies. The proposed merger is to be the subject of a shareholders’ vote at our forthcoming Annual Meeting.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

Products

         Ross offers the award-winning iRenaissance™ family of software solutions which is an integrated suite of enterprise resource planning (ERP II), financials, materials management, manufacturing and distribution, supply chain management (SCM), advanced planning and scheduling, customer relationship management (CRM), electronic commerce, business intelligence and analytical applications.

         iRenaissance applications are known for their deep and rich functional fit to process industry requirements, as well as their short implementation times and cost-effective returns on investment.

Technology

         We leverage contemporary Internet technologies to enable significant benefits for our customers. Many of our customers have benefited from technology obsolescence protection as they have moved from older computing technology to current technology by upgrading to new releases. Built on a highly flexible technology platform, iRenaissance applications not only cost-effectively support mid-size companies but also scale effectively to support large, global, multi-lingual organizations with thousands of users processing hundreds of thousands of transactions daily. Our customers also benefit from the low cost of deployment and centralized maintenance afforded by browser-based PC clients that provide secure access from any PC with Internet access, to the system infrastructure at central locations where the software and data resides. End-user satisfaction is enhanced by highly configurable and personalizable applications that provide follow-me profiles for each user, regardless of physical location. Utilizing contemporary standards such as XML, SOAP, Microsoft .NET and others, iRenaissance applications can be effectively connected to any other applications or devices via the Internet. Robust security features that leverage Internet standards protect applications and data with both user-based and application-based function profiles. The security facilities further enable companies in their effort to achieve greater regulatory compliance by providing detailed audit trails for every action taken by every user.

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

         We are also committed to achieving technology advances by leveraging new Internet-based capabilities enabled by XML and Web Services. During the 3rd quarter of fiscal 2003, we released the Internet Application Framework ™ which enables the iRenaissance ERP foundation with full Internet deployment capabilities. Through the Internet Application Framework, application users have full access to the iRenaissance ERP applications from any computer with an Internet connection and the Microsoft Internet Explorer browser. Because no iRenaissance ERP application software needs to be deployed or maintained on user workstations, our customers have reported significant savings resulting from the use of the Internet Application Framework.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

Third-Party Products

         We resell complementary software products licensed from third parties, including applications for custom reporting of information maintained by our programs such as Business Objects for executive information, and FRx for financial reporting and budgeting, as well as certain middle-ware products. We resell other privately labeled software products licensed from third parties including Prescient Systems (rebranded as iRenaissance SCM) and Selligent (rebranded as iRenaissance CRM). Additionally, we have entered into agreements which enable us to resell database products and other products that are sublicensed to end users in conjunction with certain of our open systems products. License revenues from the products described in this paragraph constitute approximately 17% of total software product license revenues in the second quarter of fiscal 2004.

Services

         Our worldwide consulting services operation complements our enterprise software sales organization. by offering a broad selection of services to plan, install and optimize each available software product. In addition we offer customization services to develop unique custom features and functions into our customers’ business capabilities to help create competitive advantages. These services fall into two broad categories: Professional Services and Client Support. Income from these activities consist of services and maintenance revenues which comprise approximately 30% and 41% of total revenues respectively.

Professional Services

         Our Professional Services organization provides business application experience, technical expertise and product knowledge to complement our products and to provide solutions to clients’ business requirements. The major types of services provided include the following:

         Application Consulting involves in-depth analysis of the client’s specific needs and the preparation of detailed plans that list step-by-step actions and procedures necessary to achieve a timely and successful implementation of our software products. These services are generally offered on a time and expense reimbursement basis. Services are offered on a worldwide basis and customization projects are often delivered locally but developed in lower cost supply areas of the world.

         Technical Consulting involves evaluating and managing the client’s needs by supplying custom application systems, custom interfaces, data conversions, and system conversions. Consultants participate in a wide range of activities, including requirements definition, and software design, development and implementation. We also provide advanced technology services focused on networking, database administration and tuning. These services are generally offered on a time and expense reimbursement basis. We also provide remote systems management, and remote applications management.

         Education Services are offered to clients either at our education facilities or at the client’s location, as either standard or customized classes.

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

ROSS SYSTEMS, INC. AND SUBSIDIARIES

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

Results of Operations

Revenues

         Total revenues for the fiscal 2004 quarter ended December 31, 2003 of $13,526,000 increased 11% from $12,173,000 in the same quarter of fiscal 2003.

         Software product license revenues were $4,388,000 during the quarter ended December 31, 2003, an increase of $914,000 or 26%, from the same quarter in fiscal 2003. North America experienced an increase of 29% while Europe experienced an increase of 23%. These revenues were the result of normal sales and marketing activities arising out of a consistently improving interest in our products from increasing numbers of potential customers.

         Consulting and other services revenues for the second quarter of fiscal 2004 increased 14% to $4,022,000 from $3,534,000 in the same quarter of fiscal 2003. For the six months ended December 31, 2003, consulting and other services revenues increased 20% over the same period in fiscal 2003. Revenues from consulting and other services (which are typically recognized as performed) are generally correlated with software product license revenues (which are typically recognized upon delivery); therefore, service revenues fluctuate on a delayed tracking basis according to fluctuations in software product revenue. For the quarter ended December 31, 2003, North American services revenues increased 12% at $2,586,000 compared to $2,318,000 over the same quarter in the prior fiscal year. North American services revenue growth for both the second quarter and the six months ended December 31, 2003, continues to benefit from the recent strong growth in software sales. International services revenues increased by $220,000, or 18% over the same quarter in the prior year but this increase and the 20% increase for the six months ending December 31, 2003 is due to the foreign exchange effect of the stronger European currencies and the weaker US dollar in comparison to the currency conversion rates for the same periods in fiscal 2003. In local currencies, international services revenues are almost unchanged between the six month periods and second quarters of fiscal 2003 and fiscal 2004 respectively.

         Maintenance revenues were almost unchanged in the second quarter of fiscal 2004 versus the same quarter in the prior year, and had increased slightly by 3% for the comparative six month periods ended December 31, for fiscal years 2003 and 2004. The increase is attributable mainly to new maintenance contracts added during the prior year. This is true for both North America and international maintenance revenues. Maintenance contracts sold by third party distributors are included in software product license revenues because we do not support the maintenance obligations of any of our distributors’ customers.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

         Total international revenues as a percentage of total revenues for the second quarter of fiscal 2004 were unchanged at 38% for the same quarter in fiscal 2003. Total international revenues for the second quarter of fiscal 2003 increased by 12% over the same quarter in the prior year. In local currencies, revenues decreased by approximately 5%, but this is masked by the strengthening of the Pound and the Euro against the US dollar. Software sales and maintenance revenues are the contributors to the slight decrease in revenues when measured in local currency terms.

         For both the quarter and the six months ending December 31, 3003, North American revenues comprised 62% of total revenues, unchanged from 62% in the same periods of the prior year. North American revenues increased 10% over the same quarter of the previous fiscal year. This increase was due to improving software license revenues and services revenues for the quarter.

Operating Expenses

         Costs of software product licenses. Costs of software product licenses include expenses primarily related to royalties paid to third parties. Third party royalty expenses will vary from quarter to quarter based on the number of third party products being sold. Costs of software product licenses for the second quarter of fiscal 2004 decreased by 4% to $502,000 from $521,000 in the second quarter of fiscal 2003. As a percentage of software product license revenue, the costs of software product licenses decreased to 11% in the second quarter of fiscal 2004 compared to 15% in the same quarter of fiscal 2003. For the six months ended December 31, 2003, costs of software product licenses decreased by 2% to $846,000 from $867,000 for the same period in the prior year. The decrease in costs for software product licenses for the quarter and the six month period was due to a decrease in the proportional mix of third party products in total software sales sold in the fiscal 2004 compared to the prior fiscal year. The third party content in software license sales is subject to customers needs and is therefore not a constant proportion.

         Costs of consulting, maintenance and other services. Costs of consulting and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other related costs of sales. We also use outside consultants to supplement our personnel resources in order to meet peak customer consulting demands.

         Costs of consulting and other services increased by 24% to $5,180,000 in the second quarter of fiscal 2004, as compared to $4,176,000 in the second quarter of fiscal 2003. Costs of consulting and other services increased by 19% to $10,178,000 in the six months ended December 31, 2003, as compared to $8,577,000 in the same period in fiscal 2003. The increase in these costs for the quarter and the six months reflects higher levels of customer software implementation activity. We have improved utilization rates and increased services headcount to meet increasing demand for services. The number of employees working in consulting and other services was twelve more in the three month period ending December 31, 2003 than for the same period in the prior year. In addition, as is our normal practice, we have used third party subcontracted resources to supplement our consulting capacity when required. In North America the cost of third party consultants increased marginally by $46,000 to $415,000 in the second quarter of fiscal 2004, from $369,000 for the comparable period in prior year.

         Sales and marketing expenses. Sales and marketing expenses of $3,059,000 for the quarter ended December 31, 2003 reflected an increase of 6% when compared to $2,883,000 in the second quarter of fiscal 2003. For the six months ended December 31, sales and marketing expenses had increased by 8% in fiscal 2004 as compared to fiscal 2003. The increase is primarily due to the 4 additional headcount in our marketing department. Certain positions which were open in the first and second quarters of fiscal 2003 were filled in fiscal 2004.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

         Product development net of capitalized and amortized computer software costs. Product development (research and development) expenses of $1,940,000 in the second quarter of fiscal 2004 were up 11% from $1,746,000 in the same quarter of the prior year. Product development expenditures is a commonly used measure in the software industry to describe the quantum of cost relating to software development excluding the effects of any capitalization of these costs and amortization of capitalized costs. This amount is derived by adjusting the figures shown in the Consolidated Statements of Operations as follows: (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Gross Expenditures for Product Development	$1,694	$1,647	$3,384	$3,422
Less: Expenses capitalized	(982)	(1,030)	(1,823)	(2,190)
Plus: Amortization of previously capitalized amounts	1,228	1,129	2,479	2,315

Total Product Development Expenses	$1,940	$1,746	$4,040	$3,547

         As a percentage of total revenues, product development expenses for the three-month period ended December 31, 2003 was unchanged at 14% compared to the same period of the prior year. Product development expenditures increased by 3% to $1,694,000 in the quarter ended December 31, 2003 from $1,647,000 in the same quarter in the prior year. This increase was primarily due to the increase of $99,000 in amortization of previously capitalized software development expenses as shown in the above table. The six month period ended December 31, 2003 reflected expenditures which were almost flat when compared to the same period in fiscal 2003. As previously reported, during the three months ended September 30, 2003, certain new projects were in the startup phase of establishing technological feasibility. Being prior to technological feasibility, the cost of man-hours on these projects was expensed and not capitalized resulting in lower capitalized expenses in the first quarter which affected the capitalized expenses for the six months ended December 31, 2003. We expect development of new products and enhancements to existing products to continue at historical levels.

         General and administrative expenses. General and administrative expenses for the quarter ended December 31, 2003 decreased by 11%, to $930,000 from $1,045,000 in the same quarter of the prior year. The decrease arises from the aggregate of minor declines in several cost items which are not significant on their own. These expenses for the six month period ended December 31, 2003 decreased by 14% over the prior fiscal year’s same period, benefiting further from the reduced legal costs already reported in the first quarter.

         Provision for doubtful accounts. In the quarter ended December 31, 2003, we had a provision for doubtful accounts of $96,000 as compared to $242,000 recorded in the second quarter of fiscal 2003. The lower provision is as a result of continued successful efforts in collecting outstanding accounts. The second quarter 2004 and 2003 provisions consisted primarily of specific customer accounts identified as being potentially uncollectible. These provisions represent management’s best estimate of the doubtful accounts for each period. The improving trend in the provision for doubtful accounts has been made possible by tighter and more effective processes over accounts receivable collections. In general, a customer’s ability to access certain of our maintenance services is contingent on maintaining their account in good standing, and this has encouraged customers to be current on their accounts and resolve any outstanding issues promptly. In Europe, where the accounts receivable collections performance has been somewhat weaker than that in North America, we made changes to managers’ compensation terms, providing incentives on improvements in receivables collections performance. In addition, a distributor policy change in Europe is slowly taking effect, whereby upon renewal of a distributor’s contract, we assume the billing of the distributor’s customers, and thereby are able to better control the receivable balances due by the distributor and its customers.

Proposed Merger Transaction Costs

         Pursuant to the proposed merger with chinadotcom, significant legal and other professional costs amounting to $239,000 have been incurred in the three months ended September 2003, and $997,000 for the six months ended December 31, 2003. We expect to incur additional legal and professional fees of approximately $200,000 during the third quarter of fiscal 2004.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

Other Income (Expense), Net

         Other expenses for the quarter ended December 31, 2003 was $41,000 compared to $27,000 in the same quarter of fiscal 2003. These amounts primarily consisted of interest expense related to borrowings under our existing line of credit facility. The reduction of $93,000 to $29,000 for the six months ended December 31, 2003, from $122,000, for the same period in the prior fiscal year reduction reflects the lower levels of our indebtedness. In addition, certain cash transactions in the first quarter of fiscal 2004, yielded minor currency gains that offset the small amount of interest expense incurred.

Income Tax Expense

         During the second quarter of fiscal 2004, we recorded an income tax expense of $83,000 compared to $155,000 recorded during the same quarter in fiscal 2003. The tax expense relates primarily to withholding taxes in certain foreign jurisdictions where we had either no available net operating loss carryforwards or had to pay treaty-based taxes.

Liquidity and Capital Resources

         In the first six months of fiscal 2004, net cash used in operating activities increased $4,432,000 compared to the increase of $3,975,000 in net cash provided by operating activities for the same period of the prior year. The decrease in cash provided by operating activities is mainly due to the increase in cash used of $2,951,000 caused by the swing from a net income of $2,106,000 in the six months ended December 31, 2002, to a net loss of $846,000 for the six months ended December 31, 2003. During the first six months of fiscal 2004, compared to the same period in fiscal 2003, non cash changes for depreciation and amortization were comparable, while provisions for doubtful accounts decreased from $514,000 in the prior six month period to a recovery of $251,000 in the current six month period. Our provision for uncollectible accounts has decreased in fiscal 2004 due to a smaller number of uncollectible receivables, while in the prior fiscal year’s first six months this reserve was greater to provide for receivables believed uncollectible at that time. In addition, there was an aggregate increase of cash used of $1,621,000 in deferred revenues, accrued expenses, accounts payable and income taxes payable. Lower deferred revenue balances in December than in June is a seasonal pattern reflecting the higher billings of annual renewable maintenance which occurs in the fourth quarter of each fiscal year. For the six months ended December 31, 2003, deferred revenues decreased by $1,607,000, resulting in an increase in cash used. The prior year’s trend for the comparable period was similar. The net loss in the second quarter of fiscal 2004 was adversely affected in total by $2,893,000 made up of merger transaction costs of $997,000 and the settlement of a legal dispute under arbitration of $1,896,000. Accounts payable and accrued expenses increased the use of cash by an aggregate $1,095,000 reflecting faster payment of vendors and accrued liabilities in fiscal 2004 when compared to the same period in fiscal 2003.

         In the first six months of fiscal 2004, we utilized $2,027,000 for investing activities versus $2,630,000 over the same period of the prior year, a decrease of $603,000. Investment in property and equipment was down $231,000 to $204,000 in the first six months of fiscal 2004, from $435,000 in same period in the prior year. Investments in capitalized computer software costs decreased by $385,000 in the six months ended December 31, 2003 as compared to the same period in the prior year. The lower investment in capitalized software for the current quarter reflected the lower amount of capitalized costs incurred in the first six months of fiscal 2004 as described in the comments on development expenditures on page 24 above.

         Net cash flows provided by financing activities increased by $2,153,000 for the six months ended December 31, 2003, versus the same six month period of the prior fiscal year. Cash increased during the six months ended December 31, 2003 by drawing an additional $2,195,000 on our lines of credit, a net $2,509,000 increase compared to the net $314,000 in the same period of the prior year. Proceeds from the issue of shares to employees under the Employee Stock Purchase Plan, and the exercise of options by employees, amounted to $192,000 in the six months ended December 31, 2003, an increase of $1,000 over the same period in the prior year.

         At December 31, 2003 we had $7,366,000 of cash and cash equivalents. We have a revolving credit facility with an asset-based lender. This facility, with a maturity date of September 23, 2004, incorporates a maximum credit line of $5,000,000, and an interest rate of prime plus 2% (approximately 6.75% at December 31, 2003). Borrowings under the credit facility are collateralized by substantially all assets of the Company. At December 31, 2003, we had approximately $4,287,000 outstanding against the $5,000,000 revolving credit facility, and based on the eligible accounts receivable at December 31, 2003, our cash plus our remaining borrowing capacity of $104,000 totaled approximately $7,470,000. This represents a increase in total availability of cash at December 31, 2003 of $1,450,000 from December 31, 2002.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

Risk Factors

Our proposed merger with chinadotcom Corporation could have an adverse effect on our business because preparations for closing will consume our management’s time and will result in material costs and expenses.

         On September 4, we 2003, we entered into a merger agreement with chinadotcom Corporation. Preparations for the merger will be a material expense, will consume much of executive management’s time and may result in potential customers deferring purchasing decisions until they understand the form of and reasons for the merger, any of which could have an adverse effect on our business model and results of financial operations. These adverse effects will be intensified if the merger is not completed.

Our software license revenues can be almost immediately adversely affected by decreases in customer demand and even relatively minor delays in customer purchasing decisions

         Our software product license revenues can fluctuate depending upon such factors as overall trends in the United States and International economies, new product introductions, as well as customer buying patterns. Because we typically ship software products within a short period after orders are received, and therefore maintain a relatively small backlog, any weakening in customer demand could have an almost immediate adverse impact on revenues and operating results. Moreover, a substantial portion of the revenues for each quarter is attributable to a limited number of sales and tends to be realized in the latter part of the quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause substantial fluctuations in quarterly revenues and operating results.

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

ROSS SYSTEMS, INC. AND SUBSIDIARIES

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

         Foreign Operations: We have a world-wide presence and as such maintain offices and derive revenues from sources overseas. For the second quarter of fiscal 2004, international revenues as a percentage of total revenues were approximately 37%. Our international business is subject to typical risks of an international business, including, but not limited to: differing economic conditions, changes in political climates, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. During the second quarter of fiscal 2004, our European business units contributed approximately $749,000 in net earnings. These earnings were primarily generated in the second quarter of fiscal 2004, and were affected slightly by the fluctuation of foreign currency exchange rates against the United States dollar. The effect on net income reported for the six months ended December 31, 2003 caused by the difference in foreign exchange conversion rates for fiscal 2004 earnings as compared to fiscal 2003 earnings was an increase of approximately $74,000.

         Interest Rates: Our exposure to interest rates relates primarily to our cash equivalents and certain debt obligations. The Company invests in financial instruments with original maturities of three months or less. Any interest earned on these investments is recorded as interest income on our statement of operations. Because of the short maturity of our investments, a near-term change in interest rates would not materially affect our financial position, results of operations, or cash flows. Certain of our debt obligations include a variable rate of interest. We did not engage in any derivative/hedging transactions in the second quarter of fiscal 2004.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

Item 4.       Controls and Procedures

Part I

         As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) are effective. There have been no significant changes in the Company’s disclosure controls or in other factors that could significantly affect these disclosure controls subsequent to the completion of their evaluation.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)	Exhibits:

         The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.

2.1	Asset Sale Agreement between Registrant and Now Solutions LLC dated March 5, 2001(2)

3.1	Certificate of Incorporation of the Registrant, as amended(3)

3.2	Bylaws of the Registrant(3)

3.3	Amendment to the Certificate of Incorporation of the Registrant, dated April 26, 2001, for the 1 for 10 Reverse Stock Split(8)

4.1	Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock of the Registrant(1)

10.1	Preferred Shares Rights Agreement, dated as of September 4, 1998 between the Registrant and Registrar and Transfer Company(2)

10.2	Loan and Security Agreement dated September 24, 2002 between Registrant and Silicon Valley Bank(8)

10.2A	Series A Convertible Preferred Stock Agreement dated 29 June, 2001 between Registrant and Benjamin W. Griffith III(6)

10.3	Employment Agreement, dated as of January 7, 1999, modified March 24,2003, between Mr. Patrick Tinley and the Registrant(4)

10.4	Employment Agreement, dated as of September 17, 1999, modified March 24, 2003, between Mr. Robert Webster and the Registrant(5)

10.5	Amendment to the Registration Statement on Form 8-A originally filed on October 3, 2001(9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 10-Q filed May 6, 1996.

(2)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form 8-A filed September 4, 1998.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

(3)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed July 24, 1998.

(4)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 10-Q filed May 17, 1999.

(5)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 10-K filed September 28, 1999.

(6)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 10-K filed September 27, 2001.

(7)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form 8-A/A filed October 3, 2001.

(8)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 10-K/A filed October 2, 2002.

(9)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-A/A filed September 4, 2003.

(b)	Reports on Form 8-K

•	On October 14, 2003 Ross Systems filed a Current Report on Form 8-K reporting that the Company and chinadotcom had entered into an amendment to the which removed the obligations of the Parties to use their reasonable best efforts to cause the Merger to qualify as a tax-free reorganization.

•	On November 5, 2003 Ross Systems filed a Current Report on Form 8-K reporting that the Company had issued a press release dated October 31, 2003 containing information about the Company’s financial condition or results of operations for the quarterly period ended September 30, 2003.

•	On January 8, 2004 Ross Systems filed a Current Report on Form 8-K reporting that on January 7, 2004, the Ross Systems and chinadotcom executed a second amendment to the Merger Agreement to amend certain provisions of the Agreement and Plan of Merger to eliminate the floor and ceiling prices for chinadotcom stock for purposes of calculating the number of shares to be received by Ross Systems shareholders in the event that the merger is consummated.

•	On January 13, 2004 Ross Systems filed a Current Report on Form 8-K reporting developments in two legal matters that the Company is involved in.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSS SYSTEMS, INC.

Date: February 17, 2004	/s/ Verome M. Johnston

Verome M. Johnston Vice President, Chief Financial Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)