Form 10-K/A
period 2003-06-30
ROSS SYSTEMS INC/CA
filed 2004-05-07
CIK 873594

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A

                                   (MARK ONE)

[X] SECOND AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                         ON WHICH REGISTERED
-------------------                                        ---------------------
None..................................................             None

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

================================================================================

                                EXPLANATORY NOTE

This amended annual report on Form 10-K/A contains modifications to certain disclosures in the annual report on Form 10-K/A filed on January 20, 2004. No restatements have been made to the financial results of the Company for any of the periods reported in this document.

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

MERGER PROPOSAL

      In early September 2003, we announced that we had entered into a definitive agreement whereby chinadotcom Software (CDC) will acquire Ross Systems in a merger. Both companies are listed on NASDAQ. We have not yet determined to what extent the proposed merger will affect our financial performance. However, we believe that CDC's Asian operations offer greater opportunities of doing business in that region, while at the same time our operations in North America and Europe offer many new opportunities to CDC in our markets. Pursuant to an agreement entered into in May 2003, chinadotcom is a licensed master distributor of our products in Greater China. Both chinadotcom and Ross believe that the merger represents a unique opportunity to rapidly scale the introduction of our manufacturing products into Greater China and that the merger would assist in the realization of this strategic vision by transforming a limited distribution partnership into an integrated group with common objectives. It is also anticipated that chinadotcom will work with us in selecting and pursuing business combinations with strategic software and services companies and, in connection with those opportunities, provide necessary access to capital. We do not have any agreements in place with chinadotcom concerning the selection of these strategic software and services companies or the terms and conditions of any loans or grants from chinadotcom to us, and no specific business combinations have yet been identified. We anticipate that preparation of specific plans for capitalizing on and creating opportunities as a combined organization will be commenced as soon as practicable after the merger is completed. The proposed merger will be voted on by our stockholders at our forthcoming Annual Meeting.

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

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

Professional Services

      Our Professional Services organization provides business application services, with deep and rich industry-specific experience, technical expertise and product knowledge to complement our products and to provide solutions to meet clients' business requirements. The major types of services provided include the following:

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

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

      We have business arrangements with distributors as well and language and localization support in the following countries: Argentina, Australia, Brazil, Chile, China, Colombia, Czech Republic, Denmark, Finland, Germany, Greece, Hong Kong, Hungary, Indonesia, Ireland, Italy, Japan, Jordan, Lebanon, Malaysia, Mexico, Morocco, New Zealand, Norway, Pakistan, Peru, Poland, Portugal, Rumania, Russia, Saudi Arabia, Singapore, Slovak Republic, Sweden, Taiwan, Thailand, Uruguay and Venezuela. These distributors pay us royalties on the sales of our products and maintenance services.

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

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

      a) On June 30, 1998, we entered into a North American distribution agreement with an existing Dutch systems integrator which entitled us to distribute a certain project accounting product the integrator had developed. The agreement contained certain minimum annual payments which would become due to the distributor if we did not achieve certain minimum annual sales quotas. The agreement also required that we use the distributor's personnel for certain implementation and maintenance activities.

      Over the next few years, the distributor, in our view, failed to consistently successfully implement the project accounting product at multiple sites. These failures cost us between $300,000 and $400,000 in legal fees, uncollectible accounts receivable and settlement costs. In February 2001, we cancelled the agreement with the distributor.

      The parties were not able to reach mutual agreement regarding the terms of a settlement, and the distributor invoked the arbitration clause of the agreement in late 2001. The arbitration was commenced before the International Court of Arbitration in Paris, France, with the distributor ultimately seeking multiple damages aggregating more than $4,000,000. On November 17, 2003, the Arbitrator announced an award in favor of the distributor of approximately $2,000,000. We paid the award during the quarter ended December 31, 2003 out of operating cash flows in the ordinary course of business.

      b) Effective February 28, 2001, the Company completed the sale of certain assets related to its Human Resource and Payroll product line to Now Solutions, LLC, (NOW), a majority owned subsidiary of Vertical Computer Systems Inc.(Vertical). Arglen Acquisitions (Arglen), was also a party to the transaction as a minority member of NOW

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

to complete the transaction. The gross asset sale price was $6,100,000. The purchase price included cash of $5,100,000 and a note payable by NOW to Ross of $1,000,000.

      The note was non-interest bearing and was due in two installments; $250,000 due on February 28, 2002 and $750,000 due on February 28, 2003. NOW defaulted on the second installment of $750,000 which remains outstanding and is accruing interest at the rate of 10%, per annum the default interest rate as defined in the note.

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

On November 18, 2003, the Supreme Court of the State of New York granted
Ross's motion to dismiss Vertical's action as against Ross based on Vertical's failure to state claims, thereby dismissing all of Vertical's claims against Ross. Vertical has appealed. The Company will continue to defend this matter vigorously.

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

FISCAL 2003                                                                                   HIGH     LOW
-----------                                                                                  ------   ------
First quarter (ended September 30, 2002)...................................................  $ 8.35   $ 6.05
Second quarter (ended December 31, 2002) ..................................................  $ 9.90   $ 4.51
Third quarter (ended March 31, 2003).......................................................  $14.95   $ 8.00
Fourth quarter (ended June 30, 2003).......................................................  $15.49   $11.10

FISCAL 2002                                                                                   HIGH     LOW
-----------                                                                                  ------   ------
First quarter (ended September 30, 2001)...................................................  $ 4.08   $ 2.94
Second quarter (ended December 31, 2001)...................................................  $ 6.31   $ 2.38
Third quarter (ended March 31, 2002).......................................................  $11.56   $ 5.82
Fourth quarter (ended June 30, 2002).......................................................  $11.65   $ 7.80

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

      On January 13, 2003 we issued 120,000 unregistered common shares to Oscar Pierre Prats, pursuant to the acquisition of Ross Systems Iberica, a former distributor. The shares were issued at $9, which was the market price of the Company's stock on that day. As of the same date, the shares were repurchased into treasury stock. Mr. Prats represented that he was an "accredited investor" as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, and that his intention was to acquire the common shares on his own account for investment purposes only and not with a view towards resale of the common shares in connection with any distribution of the common shares. Legends were affixed to the certificates representing the common shares stating that the shares have not been registered under the Securities Act of 1933 and cannot be transferred unless registered under the Securities Act of 1933 or transferred under an exemption from registration. Ross did not offer the common shares purchased by Mr. Prats by any form of general solicitation or general advertising. For these reasons, the issuance of securities in this transaction was exempt from registration under the Securities Act of 1933 under Rule 505 of Regulation D. See note 2 on page F-14 in the Notes to Consolidated Financial Statements.

      On June 29, 2001, we issued mandatorily convertible preferred stock to a qualified investor in a private placement transaction. In summary, the investor purchased 500,000 preferred shares at $4.00 per share yielding $2,000,000 for Ross. This price represented a premium to the market for our common stock at the time of issuance. The preferred shares cannot be converted for two years but must be converted within five years from the issue date. The shares earn dividends at the rate of 7.5%. At September 3, 2003, none of the preference shares had been converted to common stock. The shares are convertible, one for one, at a price of $4.00 per share. The investor represented that he was an "accredited investor" as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, and that his intention was to acquire the preferred shares on his own account for investment purposes only and not with a view towards resale of the preferred shares in connection with any distribution of the preferred shares. Legends were affixed to the certificates representing the preferred shares stating that the shares have not been registered under the Securities Act of 1933 and cannot be transferred unless registered under the Securities Act of 1933 or transferred under an exemption from registration. Ross did not offer the preferred shares by any form of general solicitation or general advertising. For these reasons, the issuance of securities in this transaction was exempt from registration under the Securities Act of 1933 under Rule 505 of Regulation D.

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

                           CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                 FISCAL YEAR ENDED JUNE 30,
                                            ---------------------------------------------------------------------
                                              2003           2002           2001           2000           1999
                                            ---------      ---------      ---------      ---------      ---------
STATEMENTS OF OPERATIONS DATA:
Total revenues (1)(2) .................     $  48,100      $  46,053      $  50,805      $  83,399      $ 106,024
Operating earnings (loss) (3)(4) ......     $   4,791      $  (8,667)     $  (2,024)     $  (8,143)     $  (3,936)
Net earnings (loss) ...................     $   4,206      $  (9,424)     $    (842)     $  (9,662)     $  (5,626)
Net earnings (loss) available to common
   stockholders .......................     $   4,056      $  (9,574)     $    (842)     $  (9,662)     $  (5,626)
Diluted net earnings (loss) per share .     $    1.28      $   (3.65)     $   (0.33)     $   (4.15)     $   (2.53)
   Shares used in computing diluted net
      earnings (loss) per share .......         3,296          2,625          2,566          2,330          2,223
BALANCE SHEET DATA:
Working capital (deficit) .............     $    (943)     $  (4,536)     $  (9,640)     $ (15,340)     $  (3,745)
Total assets ..........................     $  40,211      $  37,618      $  50,462      $  64,295      $  83,185
Long-term debt, less current portion ..             -              -              -      $   2,627          3,705
Preferred stock, no par value 5,000,000
   shares authorized;
 500,000 shares issued and outstanding      $   2,000      $   2,000      $   2,000              -              -
Total shareholders' equity ............     $  17,029      $  13,943      $  23,104      $  20,890      $  29,257

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                                                             PERCENTAGE OF REVENUE
                                                               FISCAL YEAR ENDED                 PERCENTAGE
                                                                     JUNE 30,                INCREASE (DECREASE)
                                                        --------------------------------    ----------------------
                                                         2003         2002         2001     2003/2002    2002/2001
                                                        ------       ------       ------    ---------    ---------
Revenues:
Software product licenses .........................         30%          28%          19%          12%          35%
Consulting and other services .....................         28           28           32            4          (21)
Maintenance .......................................         42           44           49            0          (19)
                                                        ------       ------       ------    ---------    ---------
        Total revenues ............................        100%         100%         100%           4%          (9)%
                                                        ------       ------       ------    ---------    ---------
Operating expenses:
Costs of software product licenses (inclusive of
   amortization and impairment of capitalized
   computer software costs) .......................         15%          43%          16%         (65%)        139%
Costs of consulting, maintenance and other services         36           37           35            1           (3)
Software product license sales and marketing ......         23           20           30           20          (37)
Product development ...............................          5            7            8          (17)         (26)
General and administrative ........................          9           10            9            -           (7)
Provision for uncollectible accounts ..............          2            3            3          (42)          (5)
Amortization of goodwill ..........................          -            -            1            -         (100)
Non-recurring (benefit) costs .....................          -           (1)           2         (100)        (182)
                                                        ------       ------       ------    ---------    ---------
        Total operating expenses ..................         90          119          104          (21)           4
                                                        ------       ------       ------    ---------    ---------
        Operating profit (loss) ...................         10          (19)          (4)           -         (228)
Other expense, net ................................          -           (1)          (2)         (71)         (47)
Gain on sale of product line ......................          -            -            5            -            -
                                                        ------       ------       ------    ---------    ---------
        Profit (loss) before income taxes .........         10          (21)          (2)           -       (1,019)
Income tax benefit (expense) ......................         (1)           -            -          207        1,367
                                                        ------       ------       ------    ---------    ---------

        Net profit (loss) .........................          9%         (21)%         (2)%          -        1,037%
                                                        ======       ======       ======    =========    =========

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

      Comparisons of both adjusted revenue and total revenue follow below (in thousands):

                                                                               ADJUSTMENT TO
                                                                                  EXCLUDE
                                                               ESTIMATED         ESTIMATED         ACTUAL
                                                             ADJUSTED (NON       HR/PAYROLL       REVENUES
                                         ACTUAL REVENUES     GAAP) REVENUES       REVENUES      FISCAL YEAR
                                        FISCAL YEAR ENDED     FISCAL YEAR       FISCAL YEAR        ENDED
                                            JUNE 30,         ENDED JUNE 30,      ENDED JUNE       JUNE 30,
REVENUE COMPARISON                      2003        2002          2001            30, 2001          2001
                                       -------    -------    --------------    -------------    -----------
Revenues:
Software product licenses .........    $14,589    $13,026    $        9,130    $         477    $     9,607
Consulting and other services .....     13,489     13,013            14,922            1,598         16,520
Maintenance .......................     20,022     20,014            21,717            2,961         24,678
                                       -------    -------    --------------    -------------    -----------
        Total revenues ............    $48,100    $46,053    $       45,769    $       5,036    $    50,805
                                       -------    -------    --------------    -------------    -----------

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

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

      COSTS OF SOFTWARE PRODUCT LICENSES (INCLUSIVE OF AMORTIZATION AND IMPAIRMENT OF CAPITALIZED COMPUTER SOFTWARE COSTS). Costs of software product licenses include expenses related to royalties paid to third parties and product documentation and packaging. Third party royalty expenses will vary from quarter to quarter based on the mix of third-party products being sold. Costs of software product licenses for fiscal 2003 decreased by 65% to $6,997,000 from fiscal 2002, and in fiscal 2002 increased by 139% to $19,992,000 from fiscal 2001. The decrease in fiscal 2003 reflects a substantial reduction in impairment charges taken during fiscal 2002 and discussed more fully below, partially offset by the continued growth of third party content in software license sales. This is an outcome of our strategy to provide a fully rounded suite of products that meet all our customers' needs. The largest contributor to this was sales of iRENAISSANCE CRM (Customer Relationship Management) which is a privately labeled product licensed from a third party. As a percent of software revenue, third party royalties comprised 16% in fiscal 2003, 14% in fiscal 2002, and 10% for fiscal 2001.

      After a substantial reduction in the value of capitalized software development costs in fiscal 2002, amortization of previously capitalized software development costs decreased by $2,482,000 to $4,702,000 in fiscal 2003 as compared to $71,84,000 fiscal 2002. Amortization of capitalized software development costs in fiscal 2002 was almost flat compared to fiscal 2001.

      In the year ended June 30, 2002, an impairment charge of $10,938,000 was incurred. This was as a result of certain events occurring during fiscal 2002, including a change in technology direction, and developments affecting the potential realizability of revenues relating to certain capitalized software assets. This action had no effect on our cash position or cash flows. The impairment charge was made up of the following four items: (1) The change in technology direction during the fourth quarter of fiscal 2002, when the internet related functionality of the iRenaissance product was re-directed from the "java" based initial development used in the Resynt product line to the Microsoft ".net" technology. A new, formal development relationship with Microsoft was launched to support the requirements of the new technology direction. This strategic re-direction was based on our belief that the .net technology will serve us and our customers better in the future, due to fuller market penetration, better standards of compatibility, and superior technical adaptability. The result of this change was that prior development in the former java environment became obsolete. Effective April 1, 2002, the amount of $5,488,000, representing all unamortized software-project balances relating to this was written off. (2) On April 23, 2002, we announced the General Availability of Gembase Version 6.0. This version of Gembase, the 4GL language used for the development of the iRenaissance products, contained major functionality differences compared to prior versions, rendering all prior versions obsolete. As a result, development and maintenance for all versions prior to 6.0 were discontinued and no further sales of these versions were contemplated. In addition, customers using these versions were strongly

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

encouraged to upgrade to version 6.0 because we no longer supported development of any Gembase release lower than version 6.0. Upgrades to the 6.0 version were strongly supported and to encourage and facilitate customers' upgrading, the product was designed to make the transition straight-forward. Since Gembase versions lower than 6.0 would not contribute any further revenue to the Company, even in the short-term, the related unamortized software-project balances amounting to $943,000 were expensed. (3) On May 22, 2002 we announced the release of iRenaissance version 5.7. This version was significantly changed from the prior versions. Previous to this release, upgrades from any version less than 4.4 were technically challenging resulting in an environment not conducive to customer upgrades. Version 5.7 offered a straight-forward upgrade capability to customers on previous versions. In addition, version 5.7 contained a new "engine" at its core, which significantly changed the way the software operated internally and resulted in improved operating efficiencies. Since customers on versions lower than 4.4 could now upgrade without difficulty, we were able to discontinue the development and support of all versions prior to 4.4. No further sales of these versions were contemplated. This had the effect of rendering all releases of iRenaissance which were lower than 4.4 obsolete. Since iRenaissance versions lower than 4.4 would not contribute any further license revenue, the related unamortized software-project balances amounting to $3,333,000 were written off. (4) During May 2002, we terminated further work on general enhancements of the COBOL technology based Renaissance Classic product line and a twofold decision was made; to continue working with specific customers on custom product development, and to introduce a general sales program of free software license upgrade from the Classic product to the latest release of the iRenaissance product line for customers who remain on maintenance. We continue to support those customers who remain active users until they schedule their upgrade conversion to iRenaissance. Since no future revenues are expected from the general enhancements capitalized to date, the aggregate, unamortized software-project balances amounting to $1,174,000 were written off.

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

      SOFTWARE PRODUCT LICENSE SALES AND MARKETING EXPENSES. Software product license sales and marketing expenses increased by 20% to $11,384,000 in fiscal 2003, from $9,461,000 in fiscal 2002, and decreased by 37% to $9,461,000 in fiscal 2002 from $15,026,000 in fiscal 2001. The increase in fiscal 2003 was due to higher expenditures on sales and marketing of $531,000 in North America and $434,000 in Europe, combined with an escalating effect attributable to a stronger Euro Dollar and British Pound accounting for approximately $958,000 of the increase in European expenditures. These increases were caused primarily by increases in commissions and incentive compensation expenses. The decrease of $5,565,000 for fiscal 2002 over fiscal 2001, was a result of lower expenditures due primarily to reductions of sales and marketing personnel and related costs totaling approximately 74 employees from fiscal year 2002 as compared to fiscal 2001.. Specifically, the decrease comprises approximately $3,600,000 relating to employee base compensation and benefits costs, and other expense reductions including approximately $514,000 in travel and entertainment, $300,000 in incentives and commissions, $720,000 in facilities and communications, $190,000 in marketing expenses, and $241,000 in other costs.

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                                                                           FISCAL YEAR ENDED JUNE 30,
                                                                         -------------------------------
                                                                          2003         2002       2001
                                                                         -------     -------     -------
Product development, net of capitalized computer software costs            2,528       3,057       4,127
      Software development costs capitalized  during the year .            4,239       4,181       6,878
                                                                         -------     -------     -------
Total expenditures ............................................          $ 6,767     $ 7,238     $11,005
                                                                         -------     -------     -------
Total expenditures as a percent of total revenues .............               14%         16%         22%
                                                                         =======     =======     =======

      Product development expense declined by 17% to $2,528,000 in fiscal 2003 from $3,057,000 in fiscal 2002. During fiscal 2003, expenditure on outsourced development was increased by approximately $300,000 while at the same time headcount in the development department was reduced by six persons. This strategy contributed to the overall reduction in development expense. Product development expense was slightly down in fiscal 2002, as compared to fiscal 2001. Capitalized development costs incurred during fiscal 2003 were at a level consistent with the prior year. In fiscal 2002, capitalized development costs had decreased by 39% to $4,181,000 from $6,878,000 due mainly to the absence in fiscal 2002 of development costs relating to the HR/Payroll product line which was sold in fiscal 2001. As a percentage of total revenues, total development expense decreased slightly to 14% in fiscal 2003 from 16% in fiscal 2002 and 22% in fiscal 2001. Development expense is expected to continue in fiscal 2004 at a level consistent with fiscal 2003.

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

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

      At the end of the first quarter of fiscal 2001, we recorded an expense of $790,000 being severance payments associated with 125 employees. Staffing levels were scrutinized with a view towards eliminating overhead positions where possible, and reducing the number of billable consultants in geographic regions or areas of expertise where acceptable productivity levels were not being regularly achieved. In North America, position eliminations comprised approximately 21 in marketing and sales, 47 services consultants, 23 development personnel, and 8 employees in administration and finance. In Europe, the positions of approximately 26 employees from various functional areas were eliminated.

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

FUNDING OBLIGATIONS

      As of June 30, 2003, our contractual commitments and obligations that require funding from operations in fiscal 2004 and subsequent years were as follows (in thousands):

                                       TOTAL PAYMENTS    LESS THAN                              MORE THAN 5
                                             DUE          1 YEAR      1-3 YEARS    3-5 YEARS       YEARS
                                       --------------    ---------    ---------    ---------    -----------
Operating leases...................    $        5,256    $   1,384    $   1,450    $     592    $     1,830
Unconditional purchase obligations                  -            -            -            -              -
Debt repayment obligations ........                 -            -            -            -              -
                                       --------------    ---------    ---------    ---------    -----------
Total future minimum cash payment
   obligations ....................    $        5,256    $   1,384    $   1,450    $     592    $     1,830
                                       ==============    ---------    ---------    ---------    -----------

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

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

                                                                                                  LONG TERM
                                                              ANNUAL COMPENSATION             COMPENSATION AWARDS
                                                          ---------------------------    ----------------------------
                                                                            OTHER        SECURITIES
                                                                            ANNUAL        UNDERLYING      ALL OTHER
NAME AND PRINCIPAL                 FISCAL                                COMPENSATION      OPTIONS/     COMPENSATION
POSITION                            YEAR     SALARY(4)    BONUS(4)           (1)         SARs (#)(2)         (3)
-------------------------------    ------    ---------    --------       ------------    -----------    -------------
J. Patrick Tinley..............     2003     $ 315,000    $165,600(4)    $     12,000        100,000    $       2,000
   Chairman and Chief Executive     2002       307,500     114,000             10,400         15,000            2,000
      Officer                       2001       292,500      41,400             10,400         12,000            1,000

Robert B. Webster..............     2003     $ 210,000    $110,400(4)    $     12,000         70,000    $       2,000
   Executive Vice President,        2002       205,000     100,000             12,000         10,000            2,000
      and Secretary                 2001       195,000      43,000             12,000          9,000            1,000

Gary Nowacki...................     2003     $ 179,800    $120,006(5)    $     10,000          5,000    $       2,000
   VP, North American Sales         2002       179,800      56,481             10,000         10,000            2,000
                                    2001       142,000      67,500             10,000          6,500            1,000

Rick Marquardt.................     2003     $ 200,000    $ 62,540(6)    $     10,000         10,000    $       2,000
   Senior VP, World Wide Sales      2002       141,160      14,123              7,500         10,000    $       2,000
      and Marketing

Eric W. Musser.................     2003     $ 175,000    $ 44,275(4)    $     10,000         10,000    $       2,000
   VP, Development                  2002     $ 178,875      50,000             10,000         10,000    $       2,000
                                    2001       151,125      19,000             10,000          9,000            1,000


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

                                                                                      POTENTIAL REALIZABLE VALUE AT
                                                                                          ASSUMED ANNUAL RATES
                                                                                             OF STOCK PRICE
                                                                                         APPRECIATION FOR OPTION
                                              INDIVIDUAL GRANTS IN FISCAL 2003                   TERM (4)
                                         ------------------------------------------   -----------------------------
                             NUMBER OF
                            SECURITIES
                            UNDERLYING   PERCENT OF TOTAL
                             OPTIONS/      OPTIONS/SARS
                               SARs         GRANTED TO       EXERCISE
                              GRANTED      EMPLOYEES IN       PRICE      EXPIRATION
NAME                          (#)(1)      FISCAL YEAR (2)   ($/sh) (3)    DATE (2)      5%                   10%
-------                     ----------   ----------------   ----------   ----------   -------             ---------
J. Patrick Tinley........     50,000          19.8%            7.26       9/24/2012   591,289               941,529

J. Patrick Tinley........     50,000          19.8%            7.95       12/5/2012   647,486             1,031,013

Robert B. Webster........     50,000          19.8%            7.26       9/24/2012   591,289               941,529

Robert B. Webster........     20,000           7.9%            7.95       12/5/2012   258,994               412,405

Rick Marquardt...........     10,000           4.0%            7.26       9/24/2012   118,258               188,306

Eric W. Musser...........     10,000           4.0%            7.26       9/24/2012   118,258               188,306

Gary Nowacki.............      5,000           2.0%            7.25       11/4/2012    59,047                94,023

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

                                                            NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                              OPTIONS/SARs AT                OPTIONS/SARs AT
                                                               JUNE 30, 2003                 JUNE 30, 2003(2)
                                                         ---------------------------   ---------------------------
                                  SHARES
                                 ACQUIRED      VALUE
                                    ON        REALIZED
NAME                            EXERCISE(#)     (1)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
--------------------------      -----------   --------   -----------   -------------   -----------   -------------
J. Patrick Tinley.........                -   $      -        36,870         119,350   $    58,005   $     809,345
Robert B. Webster.........            3,750     18,900         5,300          83,200         1,760         580,490
Rick Marquardt............                -          -         2,500          17,500        23,650         139,150
Eric W. Musser............                -          -        11,300          23,700        51,797         164,352
Gary Nowacki..............            1,250     14,725         5,125          16,375        26,697         144,247

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

                                                         COMMON STOCK                  SERIES A PREFERRED STOCK
                                             -----------------------------------       -------------------------
                                             NUMBER OF    NUMBER OF   PERCENTAGE       NUMBER OF      PERCENTAGE
NAME                                         SHARES(1)   OPTIONS(2)    OF CLASS         SHARES         OF CLASS
-----------------------------------------    ---------   ----------   ----------       ---------      ----------
Alvin Johns                                     51,754        6,476          1.9%              -               -
Robert B. Webster **                            52,401      133,500          6.0%              -               -
J. Patrick Tinley **                            31,041      210,215          7.7%              -               -
Oscar Pierre Prats                               3,625        5,175            *               -               -
Gary Nowacki                                    14,684        9,875            *               -               -
Eric W. Musser                                   6,346       15,950            *               -               -
Verome M. Johnston                               3,986       10,500            *               -               -
Bruce J. Ryan                                        -        9,200            *               -               -
Frank M. Dickerson                                   -       13,000            *               -               -
J. William Goodhew, III                              -        9,200            *               -               -
Rick Marquardt                                     123        7,500            *               -               -
Richard Thomas                                   1,448        2,375            *               -               -
All officers and directors as a group (12      165,408      432,966         19.2%              -               -
persons)
Benjamin W. Griffith III                       152,500            -         20.5% (3)    500,000 (4)         100%

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                                                                                     NUMBER OF SECURITIES
                                                                                   REMAINING AVAILABLE FOR
                                                                                    FUTURE ISSUANCE UNDER
                           NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE (1)      EQUITY COMPENSATION PLANS
                           BE ISSUED UPON EXERCISE       EXERCISE PRICE OF          (EXCLUDING SECURITIES
                           OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,        REFLECTED IN THE FIRST
                             WARRANTS AND RIGHTS         WARRANT AND RIGHTS                COLUMN)
    PLAN CATEGORY                    (#)                       ($)(1)                        (#)
---------------------      -----------------------      --------------------      -------------------------
Equity compensation
plans approved by
security holders
                                  576,063                       $9.62                      266,960

Equity compensation                                                 -                            -
plans not approved by                   -
security holders

        Total                     576,063                       $9.62                      266,960

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

Audit fees                                                                    $  186,000
Financial information systems design and implementation fees                  $        -
All other fees:(1)                                                            $   92,000
                                                                              ----------
Total fees                                                                    $  278,000

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as a part of this Report:

      1. Consolidated Financial Statements. The following Consolidated Financial Statements of Ross Systems, Inc. are filed as part of this report:

                                                                                                                  PAGE
                                                                                                                  ----
Report of BDO Seidman , LLP, Independent Certified Public Accountants..........................................    F-1
Fiscal 2001, and 2000 Report of Arthur Andersen LLP, Independent Public Accountants............................    F-2
Consolidated Balance Sheets at June 30, 2003 and 2002..........................................................    F-3
Consolidated Statements of Operations--Years Ended June 30, 2003, 2002, and 2001................................   F-4
Consolidated Statements of Cash Flows--Years Ended June 30, 2003, 2002, and 2001................................   F-5
Consolidated Statements of Shareholders' Equity--Years Ended June 30, 2003, 2002, and 2001......................   F-6
Notes to Consolidated Financial Statements.....................................................................    F-7

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

        SIGNATURE                                        TITLE                                    DATE
        ---------                                        -----                                    ----
     /s/ J. Patrick Tinley               Chairman and Chief Executive Officer               September 22, 2003
--------------------------------            (Principal Executive Officer)
       J. Patrick Tinley

     /s/ Robert B. Webster               Executive Vice President Operations, Company       September 22, 2003
--------------------------------            Secretary and Director
      Robert B. Webster

    /s/ Verome M. Johnston               Vice President and Chief Financial Officer         September 22, 2003
--------------------------------            (Principal Financial and Accounting
       Verome M. Johnston                   Officer)

   /s/ J. William Goodhew III            Director                                           September 22, 2003
--------------------------------
     J. William Goodhew III

    /s/ Frank M. Dickerson               Director                                           September 22, 2003
--------------------------------
      Frank M. Dickerson

     /s/ Bruce J. Ryan                   Director                                           September 22, 2003
--------------------------------
       Bruce J. Ryan

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

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                            JUNE 30,
                                                                                                  ---------------------------
                                                                                                    2003               2002
                                                                                                  --------           --------
       ASSETS
Current assets:
  Cash and cash equivalents ............................................................          $  8,628           $  5,438
  Accounts receivable, less allowance for doubtful accounts
     of  $1,532 and $3,379, at 2003, and 2002 respectively .............................            12,880             12,319
  Prepaid and other current assets .....................................................               731                532
  Note receivable from related party ...................................................                 -                850
                                                                                                  --------           --------
     Total current assets ..............................................................            22,239             19,139
Property and equipment, net ............................................................             1,406              1,450
Computer software costs, net ...........................................................            13,573             14,036
Other assets ...........................................................................             2,993              2,993
                                                                                                  --------           --------
     Total assets ......................................................................          $ 40,211           $ 37,618
                                                                                                  ========           ========

   LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Short term debt ......................................................................          $  2,800           $  3,967
  Accounts payable .....................................................................             2,978              2,682
  Accrued expenses .....................................................................             4,940              4,476
  Income taxes payable .................................................................               261                 15
  Deferred revenues ....................................................................            12,203             12,535
                                                                                                  --------           --------
     Total liabilities .................................................................            23,182             23,675
                                                                                                  --------           --------

Commitments and Contingencies

Shareholders' equity:

   Convertible Preferred stock, no par value 5,000,000 shares authorized; 500,000 shares
   issued and outstanding ..............................................................             2,000              2,000

   Common stock, $0.001 par value; 15,000,000 shares authorized; 2,815,603 and
     2,625,378 shares issued and outstanding ...........................................                28                 26

   Additional paid-in capital ..........................................................            87,189             86,983
   Accumulated deficit .................................................................           (69,094)           (73,300)
   Accumulated other comprehensive deficit .............................................            (1,749)            (1,766)
   Treasury stock at cost, 158,977 shares ..............................................            (1,345)                 -
                                                                                                  --------           --------
     Total shareholders' equity ........................................................            17,029             13,943
                                                                                                  --------           --------
Total liabilities and shareholders' equity .............................................          $ 40,211           $ 37,618
                                                                                                  ========           ========

           See accompanying Notes to Consolidated Financial Statements

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                        YEARS ENDED JUNE 30,
                                                                                                  --------------------------------
                                                                                                    2003        2002        2001
                                                                                                  --------    --------    --------
Revenues:
  Software product licenses ................................................................      $ 14,589    $ 13,026    $  9,607
  Consulting and other services ............................................................        13,489      13,013      16,520
  Maintenance ..............................................................................        20,022      20,014      24,678
                                                                                                  --------    --------    --------
    Total revenues .........................................................................        48,100      46,053      50,805
                                                                                                  --------    --------    --------
Operating expenses:
  Costs of software product licenses (inclusive of amortization and impairment of
    capitalized software) ..................................................................         6,997      19,992       8,349
  Costs of consulting, maintenance and other services (inclusive of reimbursable expenses of
    $1,180, $834, and $1,307 for 2003, 2002, and 2001, respectively, and exclusive of non
    recurring expense of $353 for 2001) ....................................................        17,193      17,023      17,595

  Software product license sales and marketing (exclusive of non-recurring expense of $136
    for 2001) ..............................................................................        11,384       9,461      15,026
  Product development, net of capitalized computer software costs (exclusive of non
    recurring expense of $301 for 2001) ....................................................         2,528       3,057       4,127
  General and administrative ...............................................................         4,376       4,393       4,737
  Provision for uncollectible accounts .....................................................           831       1,444       1,514
  Amortization of goodwill .................................................................             -           -         691
  Non-recurring costs (benefit) ............................................................             -        (650)        790
                                                                                                  --------    --------    --------
    Total operating expenses ...............................................................        43,309      54,720      52,829
                                                                                                  --------    --------    --------
    Operating profit (loss) ................................................................         4,791      (8,667)     (2,024)
Other income (expense):
  Gain on sale of product line .............................................................             -           -       2,372
  Other financial, net .....................................................................          (180)       (625)     (1,181)
                                                                                                  --------    --------    --------
    Net income (loss) before income taxes ..................................................         4,611      (9,292)       (833)
  Income tax expense .......................................................................           405         132           9
                                                                                                  --------    --------    --------
Net income (loss) ..........................................................................         4,206      (9,424)       (842)
    Preferred stock dividends                                                                         (150)       (150)          -
                                                                                                  --------    --------    --------
    Net income (loss) available to common shareholders .....................................      $  4,056    $ (9,574)   $   (842)
                                                                                                  ========    ========    ========
Net income (loss) per common share--basic ..................................................      $   1.54    $  (3.65)   $  (0.33)
                                                                                                  ========    ========    ========
Net income (loss) per common share--diluted ................................................      $   1.28    $  (3.65)   $  (0.33)
                                                                                                  ========    ========    ========
Shares used in per share computation--basic ................................................         2,641       2,625       2,566
                                                                                                  ========    ========    ========
Shares used in per share computation--diluted ..............................................         3,296       2,625       2,566
                                                                                                  ========    ========    ========

           See accompanying Notes to Consolidated Financial Statements

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            YEARS ENDED JUNE 30,
                                                                                     ----------------------------------
                                                                                       2003         2002         2001
                                                                                     --------     --------     --------
Cash flows from operating activities:
   Net income (loss) ..........................................................      $  4,206     $ (9,424)    $   (842)
   Adjustments to reconcile net loss to cash provided by operating activities:
      Non cash financing costs ................................................             -            -           60
      Non-cash stock compensation costs .......................................           175            -            -
      Impairment of  capitalized  software costs ..............................             -       10,938            -
      Depreciation and amortization of property and equipment .................           766          984        1,592
      Amortization of computer software costs .................................         4,702        7,184        7,369
      Amortization of goodwill ................................................             -            -          691
      Provision for uncollectible accounts ....................................           831        1,444        1,514
      Changes in operating assets and liabilities, net of sale of product line:
        Accounts receivable ...................................................        (1,246)      (3,646)       9,911
        Prepaid and other current assets ......................................          (121)         575         (149)
        Income taxes recoverable/payable ......................................           271          185           92
        Accounts payable ......................................................           281       (2,218)      (2,178)
        Accrued expenses ......................................................           489         (881)      (1,011)
        Deferred revenues .....................................................          (246)         (66)      (2,991)
                                                                                     --------     --------     --------
            Cash provided by operating activities .............................        10,108        5,075       14,058
                                                                                     --------     --------     --------
Cash flows from investing activities:
   Purchases of property and equipment, net ...................................          (722)        (740)        (277)
   Computer software costs capitalized ........................................        (4,239)      (4,307)      (6,878)
   Note receivable from related party repaid ..................................           850            -            -
   Sale of product line, net of assets disposed ...............................             -            -        1,567
   Other ......................................................................             -          144          429
                                                                                     --------     --------     --------
            Cash used in investing activities .................................        (4,111)      (4,903)      (5,159)
                                                                                     --------     --------     --------
Cash flows from financing activities:
   Net cash paid on line of credit activity ...................................        (1,167)        (555)      (5,353)
   Debt and capital lease payments ............................................             -            -       (1,723)
   Repurchase of treasury stock ...............................................        (1,345)           -            -
   Proceeds from issuance of preferred stock ..................................             -            -        2,000
   Proceeds from issuance of common stock .....................................           183          101           17
   Preference dividend paid ...................................................          (150)        (150)           -
                                                                                     --------     --------     --------
            Cash used in  financing activities ................................        (2,479)        (604)      (5,059)
                                                                                     --------     --------     --------
Effect of exchange rate changes on cash .......................................          (328)         154         (134)
                                                                                     --------     --------     --------
Net increase (decrease) in cash and cash equivalents ..........................         3,190         (278)       3,706
                                                                                     --------     --------     --------
Cash and cash equivalents at beginning of fiscal year .........................         5,438        5,716        2,010
                                                                                     --------     --------     --------
Cash and cash equivalents at end of fiscal year ...............................      $  8,628     $  5,438     $  5,716
                                                                                     ========     ========     ========

           See accompanying Notes to Consolidated Financial Statements

                       ROSS SYSTEMS, INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                   Accum-
                                                                                                   ulated
                                                                                                    Other    Total
                              Preferred Stock   Common Stock   Treasury Stock             Accum-   Compre-   Share-   Comprehen
                              ---------------  --------------  ---------------  Paid in   ulated   hensive  holders'   -sive
                              Shares   Amount  Shares  Amount  Shares  Amount   Capital  Deficit   Deficit   Equity     Loss
                              ------   ------  ------  ------  ------  -------  -------  --------  -------  --------  ---------
Balances as of June 30, 2000       -   $    -   2,380  $   24       -  $     -  $85,780  $(63,034) $(1,880) $ 20,890
                              ------   ------  ------  ------  ------  -------  -------  --------  -------  --------
Conversion of debentures ...                      173       2                     1,175                        1,177
Issuance of stock pursuant
   to employee stock
   purchase plan............                       13                                17                           17
Effect of foreign currency
   translation..............                                                                          (198)     (198) $    (198)

Issuance of preference
   shares                        500    2,000                                                                  2,000
Issuance of warrants
   pursuant to cost of
   financing                                                                         60                           60

Net loss....................                                                                 (842)              (842)      (842)
                                                                                                                      ---------
Comprehensive Loss..........                                                                                             (1,040)
                                                                                                                      =========

                              ------   ------  ------  ------  ------  -------  -------  --------  -------  --------

Balances as of June 30, 2001     500    2,000   2,566      26       -        -   87,032   (63,876)  (2,078)   23,104
                              ======   ======  ======  ======  ======  =======  =======  ========  =======  ========
Issuance of stock pursuant
   to employee stock
   purchase and option
   plans....................                       59                               101                          101
Effect of foreign currency
   translation..............                                                                           312       312        312
Net loss....................                                                               (9,424)            (9,424)    (9,424)
Dividends on preferred stock                                                       (150)                        (150)
                                                                                                                      ---------
Comprehensive Loss..........                                                                                             (9,112)
                                                                                                                      =========

                              ------   ------  ------  ------  ------  -------  -------  --------  -------  --------

Balances as of June 30, 2002     500    2,000   2,625      26       -        -   86,983   (73,300)  (1,766)   13,943
                              ======   ======  ======  ======  ======  =======  =======  ========  =======  ========
Issuance of stock pursuant
   to employee stock
   purchase and option
   plans....................                       71       1                       357                          358
Issuance of stock in
   fulfillment of 1996
   acquisition of Spanish
   subsidiary                                     120       1                        (1)
Repurchase of treasury stock                                     (159)  (1,345)                               (1,345)
Effect of foreign currency
   translation..............                                                                            17        17         17

Net profit (loss)...........                                                                4,206              4,206      4,206

Dividends on preferred stock                                                       (150)                        (150)
                                                                                                                      ---------
Comprehensive Income........                                                                                          $   4,223
                                                                                                                      =========

                              ------   ------  ------  ------  ------  -------  -------  --------  -------  --------

Balances as of June 30, 2003     500   $2,000   2,816  $   28    (159) $(1,345) $87,189  $(69,094) $(1,749) $ 17,029
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

      (In thousands, except per share data)

                                                               FISCAL YEAR ENDED JUNE 30,
                                                        ---------------------------------------
                                                          2003           2002           2001
                                                        ---------      ---------      ---------
Net income (loss) available to common shareholders:
  As reported .....................................     $   4,056      $  (9,574)     $    (842)
  Add: Stock-based compensation expense included in
  reported net income  , net of tax ...............           175              -              -
  Deduct: Total stock-based employee compensation
  expense under fair value-based method, net of tax          (699)          (406)          (460)
                                                        ---------      ---------      ---------
  Pro forma net income (loss) available to common
  shareholders ....................................     $   3,532      $  (9,980)     $  (1,302)
                                                        ---------      ---------      ---------
Basic net earnings per share:
  As reported .....................................     $    1.54      $   (3.65)     $   (0.33)
  Pro forma .......................................          1.34          (3.80)         (0.51)
Diluted net earnings per share:
  As reported .....................................          1.28          (3.65)         (0.33)
  Pro forma .......................................          1.07          (3.80)         (0.51)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The following weighted average assumptions for the Company's Stock Option Plan were used to determine the pro forma amounts noted above:

                                                                  YEAR ENDED JUNE 30,
                                                        ---------------------------------------
                                                          2003           2002           2001
                                                        ---------      ---------      ---------
Expected life......................................             5              5              5
Expected volatility................................          48.6%          80.4%         121.6%
Risk-free interest rate............................           3.9%           5.0%           5.3%
Expected dividend yield............................          None           None           None

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                   FISCAL YEAR ENDED JUNE 30,
                                                   --------------------------
                                                2003          2002           2001
                                                ----          ----           ----
Stock options ........................           347            41            39
Warrants .............................                          47
Convertible Preferred shares .........                         500             1
                                                 ---           ---           ---
 Total ...............................           347           588            40
                                                 ---           ---           ---

            The following is a reconciliation from basic earnings per share to diluted earnings per share for fiscal 2003 (in thousands) :

                                              EARNINGS
                                            AVAILABLE TO
                                               COMMON      WEIGHTED AVERAGE        EARNINGS
                                            SHAREHOLDERS  SHARES OUTSTANDING      PER SHARE
                                            ------------  ------------------      ---------
Basic .............................            $4,056             2,641            $   1.54
Stock options .....................                                 108
Warrants ..........................                                  47
Convertible Preferred shares ......               150               500
                                               ------            ------            --------
Diluted ...........................            $4,206             3,296            $   1.28
                                               ------            ------            --------

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            As of and for the year ended June 30, 2003 (in thousands) :

                                                                          NET INCOME       DEPRECIATION          CAPITAL
                                  GROSS ASSETS          REVENUE             (LOSS)       AND AMORTIZATION      EXPENDITURES
                                  ------------          -------           ----------     ----------------      ------------
Northern Europe .........            $ 2,987            $ 5,000            $   475            $    60            $    68
Spain ...................              6,220              6,902                615                306                259
United Kingdom ..........              2,569              5,545                387                 54                 39
North America ...........             28,435             30,653              2,729                346                356
                                     -------            -------            -------            -------            -------
Total ...................            $40,211            $48,100            $ 4,206            $   766            $   722
                                     =======            =======            =======            =======            =======

            As of and for the year ended June 30, 2002 (in thousands) :

                                                                       NET INCOME         DEPRECIATION           CAPITAL
                              GROSS ASSETS          REVENUE              (LOSS)         AND AMORTIZATION       EXPENDITURES
                              ------------          --------           ----------       ----------------       ------------
Northern Europe ....            $  2,518            $  5,579            $    676             $     60            $    159
Spain ..............               4,723               6,431               1,622                  247                  96
United Kingdom .....               2,969               5,127                 134                   62                  21
North America ......              27,408              28,916             (11,856)                 615                 464
                                --------            --------            --------             --------            --------
Total ..............            $ 37,618            $ 46,053            $ (9,424)            $    984            $    740
                                ========            ========            ========             ========            ========

            As of and for the year ended June 30, 2001 (in thousands):

                                                                     NET INCOME        DEPRECIATION          CAPITAL
                             GROSS ASSETS          REVENUE            (LOSS)         AND AMORTIZATION      EXPENDITURES
                             ------------          -------           ----------      ----------------      -------------
Northern Europe ....            $ 1,583            $ 4,947            $  (210)            $    80            $    35
Spain ..............              2,248              4,218                (56)                182                 38
United Kingdom .....              2,985              5,162             (1,014)                126                  4
North America ......             43,646             36,478                438               1,895                200
                                -------            -------            -------             -------            -------
Total ..............            $50,462            $50,805            $  (842)            $ 2,283            $   277
                                =======            =======            =======             =======            =======

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      (3) PROPERTY AND EQUIPMENT

            A summary of property and equipment follows (in thousands) :

                                                                          JUNE 30,
                                                                 -------------------------
                                                                       (IN THOUSANDS)
                                                                   2003             2002
                                                                 -------           -------
Computer equipment ....................................          $ 5,747           $ 5,691
Furniture and fixtures ................................            1,187             1,143
Leasehold improvements ................................              838             1,508
                                                                 -------           -------
                                                                   7,772             8,342
Less accumulated depreciation and amortization ........           (6,366)           (6,892)
                                                                 -------           -------
                                                                 $ 1,406           $ 1,450
                                                                 =======           =======

      (4) OTHER ASSETS

            A summary of other assets follows (in thousands):

                                                      JUNE 30,
                                             -------------------------
                                                   (IN THOUSANDS)
                                               2003             2002
                                             -------           -------
Goodwill...........................          $ 4,414           $ 4,414
Note receivable ...................              750               750
Other .............................               62                62
                                             -------           -------
                                               5,226             5,226
Less accumulated amortization .....           (2,233)           (2,233)
                                             -------           -------
                                             $ 2,993           $ 2,993
                                             =======           =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (5) ACCRUED EXPENSES

            A summary of accrued expenses follows (in thousands):

                                                                                  JUNE 30,
                                                                           ----------------------
                                                                               (IN THOUSANDS)
                                                                            2003            2002
                                                                           ------          ------
Accrued vacation, salary and related compensation costs .........          $1,583          $1,502
Sales, Use, VAT and GST taxes payable ...........................           1,334           1,159
Interest payable ................................................              38              63
Professional fees ...............................................             244             281
Royalties .......................................................             844             806
Other ...........................................................             897             665
                                                                           ------          ------
                                                                           $4,940          $4,476
                                                                           ======          ======

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

      (7) COMMITMENTS AND CONTINGENCIES

      Leases

            The Company leases facilities and certain equipment under operating leases which expire at various dates through fiscal 2016. Certain leases include renewal options and rental escalation clauses to reflect changes in price indices, real estate taxes, and maintenance costs. As of June 30, 2003, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

FISCAL YEAR
-----------
2004....................................................    1,384
2005....................................................      816
2006....................................................      634
2007....................................................      442
Thereafter..............................................    1,980
                                                           ------
Total future minimum lease payments.....................   $5,256
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

            Over the next few years, the distributor, in Ross' view, failed to consistently successfully implement the project accounting product at multiple North American sites. These failures cost the Company between $300,000 and $400,000 in legal fees, uncollectible accounts receivable and settlement costs. In February 2001, the Company cancelled the agreement with the systems integrator.

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

            b) On February 28, 2001, the Company completed the sale of certain assets related to its Human Resource and Payroll product line to Now Solutions, LLC, (NOW), a majority owned subsidiary of Vertical Computer Systems Inc.(Vertical). Arglen Acquisitions (Arglen), was also a party to the transaction as a minority member of NOW. The gross asset sale price was $6,100,000. The purchase price consisted of cash of $5,100,000 and a note payable by NOW to Ross of $1,000,000.

            The note was non-interest bearing and was due in two installments; $250,000 due on February 28, 2002 and $750,000 due on February 28, 2003.
      NOW defaulted on the second installment of $750,000 which remains outstanding and is accruing interest at the rate of 10% per annum, the default interest rate as defined in the note.

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

            A summary of the status of the Company's Plan as of June 30, 2003, 2002 and 2001 and activity for the fiscal years then ended is presented below:

                                                      NUMBER OF       WEIGHTED AVERAGE
                                                        SHARES         EXERCISE PRICE    EXERCISABLE
                                                      ----------      -----------------  -----------
Balance as of June 30, 2000 .................           203,600           $   28.70        102,800
Granted (at market value) ...................           165,219           $    4.90
Cancelled/forfeited .........................           (77,148)          $   21.80
                                                       --------
Balance as of June 30, 2001 .................           291,671           $   16.91        112,255
Granted (at market value) ...................           137,333           $    4.91
Exercised ...................................           (10,243)          $    2.32
Cancelled/forfeited .........................           (91,966)          $   20.34
                                                       --------
Balance as of June 30, 2002 .................           326,795           $   10.78        113,494
Granted (at market value) ...................           252,828           $    8.01
Exercised ...................................           (31,048)          $    3.23
Cancelled /forfeited ........................           (19,756)          $   18.27
                                                       --------
Balance as of June 30, 2003 .................           528,819           $    9.62        154,615
                                                       ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The weighted average estimated grant date fair value of options granted during fiscal 2003, 2002, and 2001 was $4.44, $3.73, and $4.49, respectively. The following table summarizes information about the stock options outstanding at June 30, 2003:

                                               OPTIONS OUTSTANDING
                                 -------------------------------------------------
                                                WEIGHTED AVERAGE                           OPTIONS EXERCISABLE
                                                    REMAINING                        -------------------------------
RANGE OF EXERCISE                   SHARES         CONTRACTUAL    WEIGHTED AVERAGE     SHARES       WEIGHTED AVERAGE
     PRICES                      OUTSTANDING          LIFE         EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
------------------               -----------       -----------    -----------------  -----------    ----------------
$1.88-$1.88 .............           50,613          7.5 years          $    1.88        16,041          $    1.88
$3.25-$3.25 .............            5,738          8.1 years               3.25         5,738               3.25
$3.50-$3.50 .............           63,441          7.4 years               3.50        12,750               3.50
$3.75-$5.40 .............           34,514          6.5 years               4.71        26,639               4.74
$7.25-$11.88 ............          275,428          9.1 years               7.89         9,987               9.62
$12.99-$25.00 ...........           39,615          7.0 years              16.35        25,040              17.28
$25.94-$25.94 ...........           39,350          4.1 years              25.94        39,350              25.94
$26.56-$52.50 ...........           17,715          4.1 years              33.35        16,665              33.46
$65.00-$65.00 ...........            2,100          3.5 years              65.00         2,100              65.00
$67.50-$67.50 ...........              305          1.4 years              67.50           305              67.50
                                   -------          ---------          ---------       -------          ---------
Totals ..................          528,819          7.8 years          $    9.62       154,615          $   16.06
                                   =======          =========          =========       =======          =========

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

                                        2003           2002           2001
                                        -----          -----          -----
Current:
  Federal ....................          $ 142          $   -          $(140)
  Foreign ....................              -            112            123
  State ......................            263             20             26
                                        -----          -----          -----
                                          405            132              9
                                        -----          -----          -----
Deferred:
  Federal ....................             --             --             --
  Foreign ....................             --             --             --
  State ......................             --             --             --
                                        -----          -----          -----
                                           --             --             --
                                        -----          -----          -----
                                        $ 405          $ 132          $   9
                                        =====          =====          =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the years ended June 30, 2003, 2002, and 2001, the reconciliation between the amounts computed by applying the United States federal statutory tax rate of 34% to loss before income taxes and the actual tax expense follows (in thousands):

                                                                                      2003              2002              2001
                                                                                     -------           -------           -------
Income tax expense (benefit) at statutory rate ............................          $ 1,568           $(3,159)          $  (283)
State income tax expense (benefit), net of federal income tax benefit .....              170               (13)              (37)
Change in beginning of year valuation allowance ...........................           (1,195)            3,028             3,063
Losses for which no benefit is recognized (foreign loss and rate) .........                -                 -               435
Rate differential related to foreign income and foreign tax
   withholdings ...........................................................                -               843               485
Amortization of other assets and other permanent differences ..............             (138)             (567)           (3,654)
                                                                                     -------           -------           -------
                                                                                     $   405           $   132           $     9
                                                                                     =======           =======           =======

            The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2003 and 2002 were as follows (in thousands):

                                                                   2003               2002
                                                                 --------           --------
Accruals and reserves .................................          $    428           $    670
Net operating loss carryforward (federal) .............            11,686             11,502
Net operating loss carryforward (state) ...............             1,521              2,386
Net operating loss carryforward (foreign) .............             2,300              2,748
Tax  credit carryforwards .............................             3,802              3,802
Fixed assets depreciation differences .................               407                399
                                                                 --------           --------
      Total gross deferred tax assets .................            20,144             21,507
      Less valuation allowance ........................           (14,698)           (15,893)
                                                                 --------           --------
      Net deferred tax assets .........................             5,446              5,614
                                                                 --------           --------
Capitalized computer software costs ...................            (5,446)            (5,614)
                                                                 --------           --------
      Total gross deferred liabilities ................            (5,446)            (5,614)
                                                                 --------           --------
Net deferred taxes ....................................          $      -           $      -
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

      (12) SUPPLEMENTAL CASH FLOW INFORMATION

            Supplemental cash flow information for the years ended June 30, 2003, 2002, and 2001 follows (in thousands):

                                                                                            2003            2002            2001
                                                                                           ------          ------          ------
Cash payments:
  Interest ..........................................................................      $  349          $  642          $1,228
  Income taxes ......................................................................      $  121          $  319          $   75
Non-cash investing and financing activities:
  Conversion of convertible debentures into stock (non-cash transaction) ............      $    -          $    -          $1,177

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (13) SELECTED UNAUDITED QUARTERLY INFORMATION
      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           QUARTER ENDED
                                                                  JUNE 30         MARCH 31             DEC.31          SEPT. 30
FISCAL YEAR 2003                                                   2003             2003                2003             2003
                                                                  -------         --------             -------         --------
Total net revenues                                                $12,988          $11,513(a)          $12,173          $11,426
Cost of software product licenses                                     979              449                 521              346
Net income                                                          1,306              719               1,430              601
Earnings per share - basic                                           0.49             0.27                0.54             0.23
Earnings per share - diluted                                         0.40             0.22                0.45             0.20
Number of shares used in per share computation - diluted            3,362            3,387               3,260            3,267

            (a) As originally stated, third quarter revenues of $11,420,000 excluded $93,000 of revenue which was recorded originally as a reduction of Costs of consulting, maintenance and other services.

                                                                                            QUARTER ENDED
                                                                  JUNE 30            MARCH 31           DEC.31           SEPT. 30
FISCAL YEAR 2002                                                    2002               2002              2001              2001
                                                                  --------           --------          --------          --------
Total net revenues                                                $ 11,173           $ 11,456          $ 11,425          $ 11,165
Cost of software product licenses                                      761                403               311               396
Net income (loss)                                                  (10,857)               381               488               414
Charge for impairment of capitalized software                      (10,288)                 -                 -                 -
Earnings (loss) per share - basic                                    (4.14)              0.16              0.19              0.16
Earnings (loss) per share - diluted                                  (4.14)              0.13              0.17              0.13
Number of shares used in per share computation - diluted             2,625              3,209             3,152             3,144

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

                                                                     SCHEDULE II

                       ROSS SYSTEMS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                           ADDITIONS
                                                                    -----------------------
                                                     BALANCE AT     CHARGED TO      CHARGED
                                                     BEGINNING       COSTS AND      TO OTHER                      BALANCE AT
DESCRIPTION                                          OF PERIOD       EXPENSES       ACCOUNTS     DEDUCTIONS(1)  END OF PERIOD
-----------                                          ---------       --------       --------     -------------  -------------
Year ended June 30, 2003 allowance for
   doubtful accounts and returns ............          $3,379          $  831          $ -          $2,676          $1,532
                                                       ------          ------          ---          ------          ------
Year ended June 30, 2002 allowance for
   doubtful accounts and returns ............          $2,930          $1,444          $ -          $  995          $3,379
                                                       ------          ------          ---          ------          ------
Year ended June 30, 2001 allowance for
   doubtful accounts and returns ............          $3,571          $1,514          $ -          $2,155          $2,930
                                                       ------          ------          ---          ------          ------

-------------
      (1) Represents net charge-off of specific receivables.