Form 10-Q
period 2004-03-31
ROSS SYSTEMS INC/CA
filed 2004-05-17
CIK 873594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004,

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19092

ROSS SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2170198

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Two Concourse Parkway, Suite 800, Atlanta, Georgia	30328

(Address of principal executive offices)	(Zip code)

(770) 351-9600
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such kfiling requirements for the past 90 days. YES ☒ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

     As of May 14, 2004, the Registrant had outstanding 2,880,496 shares of Common Stock, and 500,000 Series A 7.5% convertible preference shares, (“convertible preferred stock”).

ROSS SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2004

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROSS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share related data)

	March 31,	June 30,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,751	$8,628
Accounts receivable, less allowance for doubtful accounts of $1,509 and $1,532, at March 31, 2004, and June 30, 2003 respectively	14,967	12,880
Prepaid and other current assets	805	731

Total current assets	24,523	22,239
Property and equipment, net	1,208	1,406
Computer software costs, net	12,617	13,573
Other assets	2,993	2,993

Total assets	$41,341	$40,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term debt	$5,049	$2,800
Accounts payable	1,436	2,978
Accrued expenses	5,055	4,940
Income taxes payable	177	261
Deferred revenues	11,944	12,203

Total current liabilities	23,661	23,182

Shareholders’ equity:
Convertible Preferred stock, no par value 5,000,000 shares authorized; 500,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value; 15,000,000 shares authorized; 2,879,470 and 2,815,603 shares issued and outstanding	28	28
Additional paid-in capital	87,275	87,189
Accumulated deficit	(68,669)	(69,094)
Accumulated other comprehensive deficit	(1,834)	(1,749)
Treasury stock at cost, 133,977 and 158,973 shares	(1,120)	(1,345)

Total shareholders’ equity	17,680	17,029

Total liabilities and shareholders’ equity	$41,341	$40,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	(unaudited)		(unaudited)
	2004	2003	2004	2003
Revenues:
Software product licenses	$4,244	$2,696	$11,594	$9,903
Consulting and other services	4,237	3,489	11,815	9,794
Maintenance	5,191	5,235	15,538	15,323

Total revenues	13,672	11,420	38,947	35,020

Operating expenses:
Costs of software product licenses (inclusive of amortization of capitalized computer software costs)	1,764	1,660	5,090	4,786
Costs of consulting, maintenance and other services	5,313	4,229	15,491	12,784
Software product license sales and marketing	3,272	2,864	9,021	8,193
Product development net of capitalized computer software costs	778	605	2,417	1,893
General and administrative	812	1,016	2,807	3,420
Litigation settlement	—	—	1,896	—
Provision for uncollectible accounts	188	197	418	711

Total operating expenses	12,127	10,571	37,140	31,787

Operating profit	1,545	849	1,807	3,233
Other expenses, net	(113)	(29)	(144)	(152)
Proposed merger transaction costs	(139)	—	(1,133)	—
Income tax expense	(22)	(63)	(105)	(217)

Net income	1,271	757	425	2,864
Preferred stock dividend	(38)	(38)	(113)	(113)

Net income available to common shareholders	$1,233	$719	$312	$2,751

Net income per common share – basic	$0.45	$0.27	$0.12	$1.05

Net income per common share – diluted	$0.36	$0.22	$0.12	$0.87

Shares used in per share computation – basic	2,728	2,638	2,707	2,616

Shares used in per share computation – diluted	3,513	3,387	3,477	3,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	March 31,
	(unaudited)
	2004	2003
Cash flows from operating activities:
Net income	$425	$2,864
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	559	556
Amortization of computer software costs	3,707	3,526
Provision for uncollectible accounts	418	711
Changes in operating assets and liabilities:
Accounts receivable	(2,370)	(1,723)
Prepaid and other current assets	(63)	906
Income taxes recoverable/payable	(84)	235
Accounts payable	(1,510)	(374)
Accrued expenses	267	504
Deferred revenues	(226)	(701)

Cash provided by operating activities	1,123	6,504

Purchases of property and equipment, net	(302)	(551)
Computer software costs capitalized	(2,908)	(3,317)
Other	—	44

Cash used in investing activities	(3,210)	(3,824)

Cash flows from financing activities:
Net cash received (paid) on line of credit activity	2,249	(169)
Repurchase of treasury stock	—	(1,426)
Proceeds from issuance of common stock	310	262
Preference dividend paid	(113)	—

Cash provided by (used in) financing activities	2,446	(1,333)

Effect of exchange rate changes on cash	(236)	(198)

Net increase in cash and cash equivalents	123	1,149
Cash and cash equivalents at beginning of fiscal year	8,628	5,438

Cash and cash equivalents at end of fiscal quarter	$8,751	$6,587

Supplemental disclosures of cash flow information:
Cash paid for interest charges	$67	$75
Cash paid for taxation charges	$79	$104

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

     The Company operates in one business segment (software) and no individual customer accounted for more than 10% of total revenues in the quarter ended March 31, 2004. The Company does not have a concentration of credit risk in any one industry. Approximately 66% of the Company’s revenues are derived from the North American market.

     The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of its financial position as of March 31, 2004, and the results of its operations and cash flows for the interim periods presented. The Company’s results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

     These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report to Stockholders on Form 10-K/A for the fiscal year ended June 30, 2003 which was filed with the Securities and Exchange Commission.

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

     Had the company used the fair value-based method of accounting to measure compensation expense for its stock incentive and option plans and charged compensation cost against income over the vesting periods, based on the fair value of options at the date of grant, net income or loss and the related basic and diluted per common share amounts for the three and nine months ended March 31, 2004 and 2003 would have been as follows:

ROSS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income available to common shareholders:
As reported	$1,233	$719	$312	$2,751
Deduct: Total stock-based employee compensation expense under fair value-based method, net of tax	(235)	(56)	(763)	(341)

Pro forma net income (loss) available to common shareholders	$998	$663	$(451)	$2,410

Basic net earnings (loss) per share:
As reported	$0.45	$0.27	$0.12	$1.05
Pro forma	0.37	0.25	(0.17)	0.92
Diluted net earnings (loss) per share:
As reported	0.36	0.22	0.12	0.87
Pro forma	0.29	0.21	(0.17)	0.77

     The following weighted average assumptions for the Company’s Stock Option Plan were used to determine the pro forma amounts noted above:

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Expected life (years)	5	5	5	5
Expected volatility	30.0%	66.2%	30.0%	66.2%
Risk-free interest rate	5.0%	4.3%	5.0%	4.3%
Expected dividend yield	None	None	None	None

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

ROSS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company utilizes distributors primarily in geographic areas where the Company does not maintain a physical presence. The Company’s revenue recognition policies with respect to sales by distributors complies with SOP 97-2 and SAB 101 in that all the revenue recognition criteria listed above are met. In addition, distributors do not have rights of return, price protection, rotation rights, or other features that would preclude revenue recognition. Generally, the value of software license sales to distributors is based on list selling prices to their customer less a discount at a predetermined rate. Similarly, the Company earns revenue from distributors based on a predetermined percentage of the maintenance fees billed by the distributor to the end customer. The distributor typically retains any fees earned by them for implementation services they perform. Distributorships may or may not be geographically exclusive, and are generally subject to annual renewals by the Company.

     Service revenues generated from professional consulting and training services are recognized as the services are performed. Maintenance revenues, including revenues bundled with original software product license revenues, are deferred and recognized over the related contract period, generally 12 months.

Computer Software Costs.

     The Company capitalizes computer software product development costs incurred in developing a product once technological feasibility has been established and until the product is available for general release to customers. Technological feasibility is established when the Company either (1) completes a detail program design that encompasses product function, features and technical requirements and is ready for coding, and confirms that the product design is complete, that the necessary skills, hardware and software technology are available to produce the product, that the completeness of the detail program design is consistent with the product design by documenting and tracing the detail program design to the product specifications, that the detail program design has been reviewed for high-risk development issues, and that any related uncertainties have been resolved through coding and testing or (2) completes a product design and working model of the software product, and the completeness of the working model and its consistency with the product design have been confirmed by testing. The Company evaluates the expected future realizability of the capitalized amounts based on expected revenues from the product over the remaining product life. Where future projected revenue streams are not expected to cover remaining amounts to be amortized, the Company either accelerates amortization or expenses the remaining capitalized amounts. Amortization of such costs is computed as the greater of (1) the ratio of current revenues to expected future revenues from the related future product sales or (2) a straight-line basis over the estimated useful life of the product (not to exceed five years). Software costs related to the development of new products incurred prior to establishing technological feasibility or after general release are expensed as incurred.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable is comprised of trade receivables that are credit based and do not require collateral. Generally, the Company’s credit terms are 30 days but in some instances the Company offers extended payment terms to customers purchasing software licenses. The Company has a history of offering extended payment terms from time to time for competitive reasons. These terms are not offered in connection with any contingencies related to product acceptance, implementation, or any other service obligation or

ROSS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contingencies post-transaction, and the Company has not offered concessions as a result of these terms. Payment arrangements in these circumstances typically require payment of a significant portion of the total contract amount within 30 days of the sale, with two to three subsequent installments typically within six months. The Company has not found collectibility to be compromised as a result of these terms. In no case have payment terms extended beyond 12 months. Based on historical results, the Company believes that its revenue recognition policies comply with all components of SOP 97-2, including that the product has been shipped and that the arrangement is fixed and determinable.

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. On an ongoing basis, the Company evaluates the collectibility of accounts receivable based upon historical collections and assessment of the collectibility of specific accounts. Ross specifically reviews the collectibility of accounts with outstanding balances in excess of 90 days. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balances, evaluation of the underlying company’s financial condition, recent payment history, and discussions with the account executive responsible for the specific customer. Based upon this evaluation, an increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. Any change in the allowance for doubtful accounts could have an impact on the Company’s financial condition, results of operation and cash flows.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements and equipment under capital leases are amortized using the straight-line method over the shorter of the terms of the related leases or the respective useful lives of the assets.

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

Income Taxes

     In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are established to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Foreign Operations and Currency Translation

     The local currencies (typically Euros and Pounds Sterling) of the Company’s foreign subsidiaries are the functional currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates, and the resulting translation gains and losses are included as an adjustment to shareholders’ equity as a component of comprehensive income. Transaction gains and losses that relate to U.S. dollar denominated intercompany short-term receivables are recorded in the financial statements of the Company’s foreign subsidiaries and are reflected in income. Where related intercompany balances have been designated as long-term, gains and losses are included as an adjustment to shareholders’ equity as a component of comprehensive income.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

     It is the Company’s policy to reclassify prior year amounts to conform with current year financial statement presentation when necessary.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Advertising Costs

     The Company generally expenses advertising costs at the time the advertisement is published, or in the case of direct mail, when mailed. Advertising costs for the three months ended March 31, 2004 and 2003 were approximately $228,000 and $125,000 respectively. Advertising costs for the nine months ended March 31, 2004 and 2003 were approximately $547,000 and $415,000 respectively

Segment Information

     SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information’’ established standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Based on these standards the Company has determined that it operates in four geographical segments: Northern Europe, Spain, the United Kingdom and North America.

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

     As of and for the quarter ended March 31, 2004 (in thousands):

			Net Income
			Available to
			Common	Depreciation	Capital
	Total Assets	Revenue	Shareholders	and Amortization	Expenditures
Northern Europe	$7,800	$1,517	$105	$15	$6
Spain	7,524	1,603	(152)	91	—
United Kingdom	2,673	1,560	81	14	1
North America	23,344	8,992	1,199	72	91

Total	$41,341	$13,672	$1,233	$192	$98

ROSS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     As of and for the quarter ended March 31, 2003, (in thousands):

			Net Income
			Available to
			Common	Depreciation	Capital
	Total Assets	Revenue	Shareholders	and Amortization	Expenditures
Northern Europe	$2,622	$1,041	$(34)	$16	$2
Spain	6,399	1,647	225	59	—
United Kingdom	3,428	1,559	143	15	—
North America	26,184	7,173	385	69	114

Total	$38,633	$11,420	$719	$159	$116

     As of and for the nine months ended March 31, 2004 (in thousands):

			Net Income
			Available to
			Common	Depreciation	Capital
	Total Assets	Revenue	Shareholders	and Amortization	Expenditures
Northern Europe	$7,800	$3,763	$231	$43	$21
Spain	7,524	4,944	43	254	79
United Kingdom	2,673	4,736	509	43	10
North America	23,344	25,504	(471)	219	192

Total	$41,341	$38,947	$312	$559	$302

     As of and for the nine months ended March 31, 2003 (in thousands):

			Net Income
			Available to
			Common	Depreciation	Capital
	Total Assets	Revenue	Shareholders	and Amortization	Expenditures
Northern Europe	$2,622	$3,479	$278	$47	$25
Spain	6,399	4,667	635	208	148
United Kingdom	3,428	4,171	338	40	39
North America	26,184	22,703	1,500	261	339

Total	$38,633	$35,020	$2,751	$556	$551

New Accounting Pronouncements

     The Financial Accounting Standards Board issued an Exposure Draft to amend SFAS No. 123, which would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25. The proposed statement provides guidance on accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the Exposure Draft, SFAS No. 123 requires the cost resulting from all share-based payment transactions to be recognized in the financial statements and establishes a fair-value based method of accounting for the transactions. The Company continues to apply the recognition and measurement principles of APB Opinion No. 25, but has complied with the disclosure requirements of SFAS No. 148. Adoption of the requirements in the Exposure Draft may have an impact on the financial results.

     2)      COMPREHENSIVE INCOME

     Comprehensive income represents net income plus the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations. The items in comprehensive income relate principally to foreign currency translation adjustments and were as follows for the three and nine months ended March 31, 2004 and 2003 (in thousands):

ROSS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income	$1,233	$719	$312	$2,751
Foreign currency translation adjustments	74	86	(85)	(152)

Total comprehensive income	$1,307	$805	$227	$2,599

     3)      NET INCOME PER COMMON SHARE BASIC AND DILUTED

     Basic earnings per common share are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during the period.

     The following is a reconciliation of the numerators of diluted earnings per share, (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income available to common shareholders — basic	$1,233	$719	$312	$2,751
Dividend on convertible securities	38	38	113	113

Net income – diluted	$1,271	$757	$425	$2,864

     The following is a reconciliation of the denominators of diluted earnings per share (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Weighted average shares outstanding – basic	2,728	2,638	2,707	2,616
Conversion of preferred stock	500	500	500	500
“In the money” stock options, warrants and contingently issuable securities	285	249	270	176

Weighted average shares outstanding – diluted	3,513	3,387	3,477	3,292

In periods when the Company is profitable, the only difference between the denominator for basic and diluted net earnings per share is the effect of potentially dilutive common shares. In periods of a loss, the denominator does not change because this would be antidilutive.

4)     CAPITAL STOCK

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

     On June 29, 2001, the Company issued mandatorily convertible preferred stock to a qualified investor in a private placement transaction. In summary, the investor purchased 500,000 preferred shares at $4 per share

ROSS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

yielding $2,000,000 for the Company. This price represented a premium to the market for the Company’s common stock at the time of issuance. The average closing share price of the Company’s common stock for the 30 trading days prior to the private placement was approximately $2.22. The preferred shares can be converted at $4.00 per share after June 29, 2002 but before June 29, 2006, on a one for one basis. The shares earn dividends at the rate of 7.5%. In conjunction with this transaction, the Company issued warrants to the broker who assisted in securing the investor. These warrants were fairly valued at $60,000 on the date of issuance.

     On July 1, 2003 the Company awarded a total of 25,000 restricted shares to two of its officers. These shares have a ten year vesting period and include certain accelerated vesting rights (as defined) which are conditional upon a change of control of the Company, or the share price closing at or above $20.00 per share. Related stock compensation of $9,000, and $27,000 for the three months and nine months ended March 31, 2003 respectively, are reflected in the statement of operations.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5)      PENDING MERGER

          In early September 2003, the Company announced that it had signed a definitive agreement whereby chinadotcom Software (CDC) would acquire Ross Systems in a merger. On January 8, 2004, the Company announced changes to the terms of the pending merger. Under the terms of the merger agreement, as amended, for each share of Ross common stock held, stockholders of Ross Systems may elect to receive either (i) $17.00 in cash or (ii) $19.00 in a combination of cash and CDC common shares for each share of the Company’s common stock (the “Common Shares”). CDC common shares will be valued at the average closing price of such shares for the 10 trading days preceding the second trading day before the closing date. Both companies are listed on NASDAQ stock exchange.

          Proposed merger transaction costs consisting of legal and professional services fees of approximately $139,000 and $1,133,000 were incurred during the six and nine months ended March 31, 2004 respectively. These costs did not constitute normal operating costs and have therefore been disclosed separately in the consolidated condensed statement of operations.

6)      RELATED PARTY TRANSACTION

          In November 2003 in connection with the pending merger of the Company and chinadotcom Software (“CDC”), management of Industri-Matematik International (“IMI”), a subsidiary of CDC, requested that the Company assist IMI in performing certain administrative functions. The Company charged IMI, in an arm’s length manner, approximately $90,000 and $150,000 during the three and nine months ended March 31, 2004, respectively. These fees have been recorded as a reduction of general and administrative expenses.

7)      LEGAL PROCEEDINGS

          a) On November 17, 2003, an arbitrator awarded approximately $2,000,000 against the Company in favor of a former Dutch distributor. The Company paid the award before the end of calendar 2003 by funding the payment out of operating cash flows in the ordinary course of business. As a result, the Company recognized a charge of approximately $1,896,000 during the quarter ending December 31, 2003 as $104,000 was previously recorded in accordance with the contract in its normal course.

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

          On November 18, 2003, the Supreme Court of the State of New York dismissed all of Vertical Computer Systems (Vertical) claims against Ross described above. Vertical has filed an appeal. The Company will continue to defend this matter vigorously. The Company does not believe currently that the outcome of range of outcomes is determinable, nor does it believe that should the outcome be unfavorable that it would be materially detrimental to the Company’s liquidity.

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

     Accounts receivable comprise trade receivables that are credit based and do not require collateral. Generally, our credit terms are 30 days but in some instances we offer extended payment terms to customers purchasing software licenses. We have a history of offering extended payment terms from time to time for competitive reasons. These terms are not offered in connection with any contingencies related to product acceptance, implementation, or any other service or contingency post-transaction, and we have not offered concessions as a result of these terms. Payment arrangements in these circumstances typically require payment of a significant portion of the total contract amount within 30 days of the sale, with two or three subsequent installments making up

ROSS SYSTEMS, INC. AND SUBSIDIARIES

the balance payable within six months. We have not found collectibility to be compromised as a result of these terms. In no case have payment terms extended beyond 12 months. Based on historical results, we believe that all components of SOP 97-2 are met, including that the arrangement is fixed and determinable.

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. On an ongoing basis, we evaluate the collectibility of accounts receivable based upon historical collections and assessment of the collectibility of specific accounts. We specifically review the collectibility of accounts with outstanding balances in excess of 90 days. We evaluate the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance, evaluation of the account’s financial condition, recent payment history, and discussions with our account executive responsible for the specific customer and with the customer directly. Based upon this evaluation of the collectibility of accounts receivable, an increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If actual results differ, this could have an impact on our financial condition, results of operation and cash flows.

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

ROSS SYSTEMS, INC. AND SUBSIDIARIES

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

ROSS SYSTEMS, INC. AND SUBSIDIARIES

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

ROSS SYSTEMS, INC. AND SUBSIDIARIES

ERP application software needs to be deployed or maintained on user workstations, our customers have reported significant savings resulting from the use of the Internet Application Framework.

Third-Party Products

     We resell complementary software products licensed from third parties, including applications for custom reporting of information maintained by our programs such as Business Objects for executive information, and FRx for financial reporting and budgeting, as well as certain middle-ware products. We resell other privately labeled software products licensed from third parties including Prescient Systems (rebranded as iRenaissance SCM) and Selligent (rebranded as iRenaissance CRM). Additionally, we have entered into agreements which enable us to resell database products and other products that are sublicensed to end users in conjunction with certain of our open systems products. License revenues from the products described in this paragraph constitute approximately 17% of total software product license revenues in the third quarter of fiscal 2004.

Services

     Our worldwide consulting services operation complements our enterprise software sales organization. by offering a broad selection of services to plan, install and optimize each available software product. In addition we offer customization services to develop unique custom features and functions into our customers’ business capabilities to help create competitive advantages. These services fall into two broad categories: Professional Services and Client Support. Income from these activities consist of services and maintenance revenues which comprise approximately 30% and 40% of total revenues respectively.

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

Results of Operations

Revenues

     Total revenues for the fiscal 2004 quarter ended March 31, 2004 of $13,672,000 increased 20% from $11,420,000 in the same quarter of fiscal 2003.

     Total international revenues as a percentage of total revenues for the third quarter of fiscal 2004 were 34% for the third quarter of fiscal 2004 compared to 37% for the same quarter in fiscal 2003. Total international revenues for the third quarter of fiscal 2004 increased by 10% over the same quarter in the prior year; however in local currencies, revenues actually decreased by approximately 6%, as a result of the strengthening of the Pound and the Euro against the US dollar. Software sales and maintenance revenues are the main contributors to the slight decrease in revenues when measured in local currency terms.

     For the quarter and the nine months ending March 31, 2004, North American revenues comprised 66% and 66% respectively of total revenues, compared to 63% and 65% respectively for the same periods of the prior year. North American revenues increased 25% over the same quarter of the previous fiscal year. This increase was due to mainly to improving software license revenues for the quarter.

     Software product license revenues were $4,244,000 during the quarter ended March 31, 2004, an increase of $1,548,000 or 57%, from the same quarter in fiscal 2003. North America experienced an increase of 88% while Internationally the increase was 20%. For the nine month period ending March 31, 2004, software product license revenues increased by 17% over the same period in the prior fiscal year, which demonstrates that license revenues have been increasing consistently during fiscal 2004 and not only in the third quarter. The increases are the result of increasing demand arising from improving market awareness from consistent sales and marketing activity, improving market confidence from consistently strong financial results, and an improving trend in market perception of the economic outlook for the future. Demand increase in Europe is building at a slower pace to that of North America.

     Consulting and other services revenues for the third quarter of fiscal 2004 increased 21% to $4,237,000 from $3,489,000 in the same quarter of fiscal 2003. For the nine months ended March 31, 2004, consulting and other services revenues increased 21% over the same period in fiscal 2003. Revenues from consulting and other services (which are typically recognized as performed) are generally correlated with software product license revenues (which are typically recognized upon delivery); therefore, service revenues fluctuate on a delayed tracking basis according to fluctuations in software product revenue. For the quarter ended March 31, 2004, North American services revenues increased 27% at $2,678,000 compared to $2,112,000 over the same quarter in the prior fiscal year. North American services revenue growth for both the third quarter and the nine months ended March 31, 2004, continues to benefit from the recent strong growth in software sales. International services revenues increased by $189,000, or 18% over the same quarter in the prior year but this increase and the 21% increase for the nine months ending March 31, 2004 is due mainly to the foreign exchange effect of the stronger European currencies and the weaker US dollar in comparison to the currency conversion rates for the same periods in fiscal 2003. In local currencies, international services revenues are almost unchanged between the nine month periods and third quarters of fiscal 2003 and fiscal 2004 respectively.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

     Maintenance revenues were almost unchanged in the third quarter of fiscal 2004 versus the same quarter in the prior year, and had increased slightly by 1% for the comparative nine month periods ended March 31, for fiscal years 2003 and 2004. The increase is attributable mainly to new maintenance contracts added during the prior year, partially offset by the normal incidence of cancellations by existing customers. This is true for both North America and international maintenance revenues. Maintenance contracts sold by third party distributors are included in software product license revenues because we do not support the maintenance obligations of any of our distributors’ customers.

Operating Expenses

     Costs of software product licenses (inclusive of amortization of capitalized computer software costs). Costs of software product licenses include expenses related to royalties paid to third parties, and the amortization of previously capitalized software costs. Third party royalty expenses will vary from quarter to quarter based on the number of third party products being sold. Costs of software product licenses for the third quarter of fiscal 2004 increased by 6% to $1,764,000 from $1,660,000 in the third quarter of fiscal 2003. A similar increase of 6% is reflected in the comparison of the nine months ended March 31, 2004 as compared to the same period in the prior fiscal year. This increase is due to the third party content of the overall increase in sales of software licenses. The capitalized software amortization amount in included in costs of software product licenses was virtually unchanged at $1,228,000 in the third quarter of fiscal 2004 as compared to $1,211,000 for the same quarter in fiscal 2003. As a percentage of software product license revenue, the costs of software product licenses decreased to 13% in the third quarter of fiscal 2004 compared to 17% in the same quarter of fiscal 2003. The decrease in costs for software product licenses for the quarter was due to a decrease in the proportional mix of third party products in total software sales sold in the fiscal 2004 compared to the prior fiscal year. The third party content in software license sales is subject to customers needs and is therefore not a constant proportion.

     Costs of consulting, maintenance and other services. Costs of consulting and other services include expenses related to consulting and training personnel, personnel providing customer support pursuant to maintenance agreements, and other related costs of sales. We also use outside consultants to supplement our personnel resources in order to meet peak customer consulting demands.

     Costs of consulting and other services increased by 26% to $5,313,000 in the third quarter of fiscal 2004, as compared to $4,229,000 in the third quarter of fiscal 2003. Costs of consulting and other services increased by 21% to $15,491,000 in the nine months ended March 31, 2004, as compared to $12,784,000 in the same period in fiscal 2003. The increase in these costs for the quarter and the nine months reflects higher levels of customer software implementation activity. Our headcount at the end of the third quarter of fiscal 2004 is fifteen more than at the end of the same quarter in the prior year. This increase has occurred gradually over the last 12 months in order to meet the increasing demand for services. In addition, as is our normal practice, we have used third party subcontracted resources to supplement our consulting capacity when required. In North America the cost of third party consultants increased by $162,000 to $390,000 in the third quarter of fiscal 2004, from $228,000 for the comparable period in prior year.

     Software product license sales and marketing expenses. Sales and marketing expenses of $3,272,000 for the quarter ended March 31, 2004 reflected an increase of 14% when compared to $2,864,000 in the third quarter of fiscal 2003. For the nine months ended March 31, sales and marketing expenses had increased by 10% in fiscal 2004 as compared to fiscal 2003. The increase is primarily due to four additional headcount in our marketing department. Certain positions which were open in the third quarter of fiscal 2003 were filled in fiscal 2004. In addition the higher volume of software license sales in the fiscal 2004 third quarter as compared to the prior year, generated sales commissions of $561,000, 70% higher than the $331,000 in the prior year’s same quarter.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

     Product development net of capitalized computer software costs. Product development (research and development) expenses of $778,000 in the third quarter of fiscal 2004 were up 29% from $605,000 in the same quarter of the prior year. Product development expenditures is a commonly used measure in the software industry to describe the quantum of cost relating to software development excluding the effects of any capitalization of these costs and amortization of capitalized costs. This amount is derived by adjusting the figures shown in the Consolidated Statements of Operations as follows: (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Gross Expenditures for Product Development	$1,863	$1,714	$5,325	$5,210
Less: Expenses capitalized	(1,085)	(1,109)	(2,908)	(3,317)

Total Product Development Expenses	$778	$605	$2,417	$1,893

     As a percentage of total revenues, product development expenses for the three-month period ended March 31, 2004 was 6% compared to 5% for the same period of the prior year. Product development expenditures increased by 9% to $1,863,000 in the quarter ended March 31, 2004 from $1,714,000 in the same quarter in the prior year. This increase was primarily due to a combination of slightly higher expenses and slightly lower software capitalization as shown in the above table. The nine month period ended March 31, 2004 reflected expenditures which were almost flat when compared to the same period in fiscal 2003. We expect development of new products and enhancements to existing products to continue at historical levels.

     General and administrative expenses. General and administrative expenses for the quarter ended March 31, 2004 decreased by 20%, to $812,000 from $1,016,000 in the same quarter of the prior year. The decrease arises from a lower level of legal costs in the fiscal 2004 quarter compared to the fiscal 2003 quarter, and the aggregate of minor declines in several other cost items which are not significant on their own. The decrease in legal costs reflects a decline in customer and employee related litigation. These expenses for the nine month period ended March 31, 2004 decreased by 18% over the prior fiscal year’s same period, benefiting mainly from reduced legal costs.

     Provision for uncollectible accounts. In the quarter ended March 31, 2004, provision for doubtful accounts were almost unchanged at $188,000 as compared to $197,000 recorded in the third quarter of fiscal 2003. The third quarter 2004 and 2003 provisions consisted primarily of specific customer accounts identified as being potentially uncollectible. These provisions represent management’s best estimate of the doubtful accounts for each period. The improving trend in the provision for doubtful accounts has been made possible by tighter and more effective processes over accounts receivable collections. In general, a customer’s ability to access certain of our maintenance services is contingent on maintaining their account in good standing, and this has encouraged customers to be current on their accounts and resolve any outstanding issues promptly. In Europe, where the accounts receivable collections performance has been somewhat weaker than that in North America, we made changes to managers’ compensation terms, providing incentives on improvements in receivables collections performance. In addition, a distributor policy change in Europe is slowly taking effect, whereby upon renewal of a distributor’s contract, we assume the billing of the distributor’s customers, and thereby are able to better control the receivable balances due by the distributor and its customers.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

Proposed Merger Transaction Costs

     Pursuant to the proposed merger with chinadotcom, legal and other professional costs amounting to $139,000 have been incurred in the three months ended March 31, 2004, and $1,133,000 for the nine months ended March 31, 2004. We expect to incur additional legal and professional fees of approximately $100,000 during the fourth quarter of fiscal 2004.

Other Income (Expense), Net

     Other expenses for the quarter ended March 31, 2004 was $113,000 compared to $30,000 in the same quarter of fiscal 2003. In the fiscal 2004 quarter, this amount consists of approximately $30,000 in interest expense related to borrowings under our existing line of credit facility, and approximately $84,000 of foreign exchange losses on current period transactions. For the prior year same quarter, this expense was interest.

Income Tax Expense

     During the third quarter of fiscal 2004, we recorded an income tax expense of $22,000 compared to $63,000 recorded during the same quarter in fiscal 2003. The tax expense relates primarily to withholding taxes in certain foreign jurisdictions where we had either no available net operating loss carryforwards or had to pay treaty-based taxes.

Liquidity and Capital Resources

     In the first nine months of fiscal 2004, net cash provided by operating activities decreased $5,381,000 compared to the increase of $4,306,000 in net cash provided by operating activities for the same period of the prior year. The decrease in cash provided by operating activities is mainly due to the increase in cash used of $2,439,000 caused by the decrease in net income from $2,864,000 in the nine months ended March 31, 2003, to a net income of $425,000 for the nine months ended March 31, 2004. During the first nine months of fiscal 2004, compared to the same period in fiscal 2003, non cash changes for depreciation and amortization were comparable, while provisions for doubtful accounts decreased from $711,000 in the prior nine month period to $188,000 in the current nine month period. Our provision for uncollectible accounts has decreased in fiscal 2004 due to a smaller number of uncollectible receivables, while in the prior fiscal year’s first nine months this reserve was greater to provide for receivables believed uncollectible at that time. In addition, there was an aggregate increase of cash used of $1,217,000 in deferred revenues, accrued expenses, accounts payable and income taxes payable. For the nine months ended March 31, 2004, deferred revenues increased by $226,000, resulting in a decrease in cash used. The prior year’s trend for the comparable period was similar. The net earnings in the nine months ended March 31, 2004 were adversely affected in total by $3,029,000 made up of merger transaction costs of $1,133,000 and the settlement of a legal dispute under arbitration of $1,896,000. Accounts payable and accrued expenses increased the use of cash by an aggregate $1,373,000 reflecting faster payment of vendors and accrued liabilities in fiscal 2004 when compared to the same period in fiscal 2003.

     In the first nine months of fiscal 2004, we utilized $3,210,000 for investing activities versus $3,824,000 over the same period of the prior year, a decrease of $614,000. Investment in property and equipment was down $249,000 to $302,000 in the first nine months of fiscal 2004, from $551,000 in same period in the prior year. Investments in capitalized computer software costs decreased by $409,000 in the nine months ended March 31, 2004 as compared to the same period in the prior year. The lower investment in capitalized software for the current quarter reflected the lower amount of capitalized costs incurred in the first nine months of fiscal 2004 as described in the comments on development expenditures on page 22 above.

     Net cash flows provided by financing activities increased by $3,779,000 for the nine months ended March 31, 2004, versus the same nine month period of the prior fiscal year. Cash increased during the nine months ended March 31, 2004 by drawing an additional $2,249,000 on our lines of credit, a net $2,156,000 increase compared to the net $93,000 paid on lines of credit in the same period of the prior year. Proceeds from the issue of shares to employees under the Employee Stock Purchase Plan, and the exercise of options by employees, amounted to $310,000 in the nine months ended March 31, 2004, an increase of $48,000 over the same period in the prior year.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

     At March 31, 2004 we had $8,751,000 of cash and cash equivalents. We have a revolving credit facility with an asset-based lender. This facility, with a maturity date of September 23, 2004, incorporates a maximum credit line of $5,000,000, and an interest rate of prime plus 2% (approximately 6.75% at March 31, 2004). Borrowings under the credit facility are collateralized by substantially all assets of the Company. At March 31, 2004, we had approximately $4,229,000 outstanding against the $5,000,000 revolving credit facility, and based on the eligible accounts receivable at March 31, 2004, our cash plus our remaining borrowing capacity of $771,000 totaled approximately $9,522,000. This represents a increase in total availability of cash at March 31, 2004 of $2,935,000 from March 31, 2003. The increase in total availability is mainly as a result of the increase in cash generated through operations. At this time we believe that our current cash reserves, credit lines, and cash generated from operations are adequate to finance our activities.

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

ROSS SYSTEMS, INC. AND SUBSIDIARIES

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

     Foreign Operations: We have a world-wide presence and as such maintain offices and derive revenues from sources overseas. For the third quarter of fiscal 2004, international revenues as a percentage of total revenues were approximately 34%. Our international business is subject to typical risks of an international business, including, but not limited to: differing economic conditions, changes in political climates, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. During the third quarter of fiscal 2004, our European business units contributed approximately $34,000 in net earnings. In this close to breakeven position for European operations, the effect of the foreign currency volatility on net income is insignificant.

     Interest Rates: Our exposure to interest rates relates primarily to our cash equivalents and certain debt obligations. The Company invests in financial instruments with original maturities of three months or less. Any interest earned on these investments is recorded as interest income on our statement of operations. Because of the short maturity of our investments, a near-term change in interest rates would not materially affect our financial position, results of operations, or cash flows. Certain of our debt obligations include a variable rate of interest. We did not engage in any derivative/hedging transactions in the third quarter of fiscal 2004.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

     As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) are effective. There have been no significant changes in the Company’s disclosure controls or in other factors that could significantly affect these disclosure controls subsequent to the completion of their evaluation.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.

2.1	Asset Sale Agreement between Registrant and Now Solutions LLC dated March 5, 2001 (2)

3.1	Certificate of Incorporation of the Registrant, as amended (3)

3.2	Bylaws of the Registrant (3)

3.3	Amendment to the Certificate of Incorporation of the Registrant, dated April 26, 2001, for the 1 for 10 Reverse Stock Split (8)

4.1	Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock of the Registrant (1)

10.1	Preferred Shares Rights Agreement, dated as of September 4, 1998 between the Registrant and Registrar and Transfer Company (2)

10.2	Loan and Security Agreement dated September 24, 2002 between Registrant and Silicon Valley Bank (8)

10.2A	Series A Convertible Preferred Stock Agreement dated 29 June, 2001 between Registrant and Benjamin W. Griffith III (6)

10.3	Employment Agreement, dated as of January 7, 1999, modified March 24,2003, between Mr. Patrick Tinley and the Registrant (4)

10.4	Employment Agreement, dated as of September 17, 1999, modified March 24, 2003, between Mr. Robert Webster and the Registrant (5)

10.5	Amendment to the Registration Statement on Form 8-A originally filed on October 3, 2001 (9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 10-Q filed May 6, 1996.

(2)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form 8-A filed September 4, 1998.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

(3)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K filed July 24, 1998.

(4)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 10-Q filed May 17, 1999.

(5)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 10-K filed September 28, 1999.

(6)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 10-K filed September 27, 2001.

(7)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form 8-A/A filed October 3, 2001.

(8)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 10-K/A filed October 2, 2002.

(9)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-A/A filed September 4, 2003.

(10)	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 10-K/A filed May 7, 2004.

     (b) Reports on Form 8-K

•	On February 13, 2004 Ross Systems filed a Current Report on Form 8-K reporting that the Company had issued a press release dated February 11, 2004 containing information about the Company’s financial condition or results of operations for the quarterly and six month period ended December 31, 2003.

•	On April 29, 2004 Ross Systems filed a Current Report on Form 8-K reporting that on April 29, 2004, the Ross Systems and chinadotcom executed a third amendment to the Merger Agreement whereby Ross made the election to receive for every Ross share, $19 in a combination of shares and cash or $17 in cash.

•	On May 11, 2004 Ross Systems filed a Current Report on Form 8-K reporting that the Company had issued a press release dated May 5, 2004 containing information about the Company’s financial condition or results of operations for the quarterly and nine month period ended March 31, 2004.

ROSS SYSTEMS, INC. AND SUBSIDIARIES

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSS SYSTEMS, INC.
May 14, 2004	Date:	/s/ Verome M. Johnston
Verome M. Johnston
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)